Form 10QSB
period 1998-09-30
ECB BANCORP INC
filed 1998-11-16
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________

                           Commission File No. 2017-6
                                              ------------------

                                ECB Bancorp, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        North Carolina                                    56-0215930
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             Post Office Box 337, Engelhard, North Carolina  27824
        ---------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                (252) 925-9411
             --------------------------------------------------------------
                  (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of November 10, 1998, 1,780,254 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 20 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                   (unaudited)
                          (dollar amounts in thousands)


                                            September 30,   December 31,
Assets                                           1998          1997
-------------------------------------------------------      -------
Non-interest bearing deposits and cash         $ 11,601      $ 8,281
Federal funds sold                                2,625        4,425
-------------------------------------------------------      -------
     Total cash and cash equivalents             14,226       12,706
-------------------------------------------------------      -------

Investment securities
   Available-for-sale, at market value
     (cost of $47,941 and                        48,418       47,120
     $46,655 at September 30, 1998
     and December 31, 1997, respectively)

Loans                                          130,659       121,209
Allowance for possible loan losses              (2,728)       (2,660)
------------------------------------------------------       -------
     Loans, net                                127,931       118,549
------------------------------------------------------       -------

Real estate acquired in settlement of loans, net    50           340
Real estate held for sale, net                       -           150
Federal Home Loan Bank common stock, at cost       565           503
Bank premises and equipment, net                 6,883         6,266
Accrued interest receivable                      2,323         1,923
Other assets                                       748           671
------------------------------------------------------       -------
Total                                        $ 201,144     $ 188,228
------------------------------------------------------       -------

Liabilities and Shareholders' Equity
------------------------------------------------------       -------
Deposits
   Demand, noninterest bearing                $ 39,600      $ 31,897
   Demand interest bearing                      44,935        41,256
   Savings                                      15,363        14,713
   Time                                         81,591        83,043
------------------------------------------------------       -------
     Total deposits                            181,489       170,909
------------------------------------------------------       -------

Accrued interest payable                           774           699
Postretirement benefit liabilities                 534           516
Other liabilities                                  708           391
------------------------------------------------------       -------
     Total liabilities                         183,505       172,515
------------------------------------------------------       -------

Shareholders' equity
   Common stock, par value $3.50 per share;
     authorized 10,000,000 shares; issued
     and outstanding 1,780,254                   6,231         6,231
   Capital surplus                               3,200         3,200
   Retained earnings                             7,520         5,975
   Unrealized gain on available-for-sale
     securities, net                               688           307
------------------------------------------------------       -------
     Total shareholders' equity                 17,639        15,713
------------------------------------------------------       -------

Commitments and contingencies

------------------------------------------------------       -------
Total                                        $ 201,144     $ 188,228
------------------------------------------------------       -------

See accompanying notes to consolidated financial statements.




                                           ECB BANCORP, INC. AND SUBSIDIARY
                                            Consolidated Income Statements
                             For the three and nine months ended September 30, 1998 and 1997
                          (unaudited - dollar amounts in thousands, except net income per share)


                                          Three months ended          Nine months ended
                                             September 30               September 30
                                         ---------------------       --------------------
                                          1998          1997          1998         1997
--------------------------------         -------       -------       -------      -------
Interest Income:
   Interest and fees on loans           $ 3,249       $ 2,796       $ 9,068      $ 8,133
   Interest on investment securities:
      Interest exempt from federal
        income taxes                        190           130           552          358
      Taxable interest income               445           417         1,346        1,263
   Interest on federal funds sold           105           177           188          365
--------------------------------         -------       -------       -------      -------
     Total interest income                3,989         3,520        11,154       10,119
--------------------------------         -------       -------       -------      -------

Interest expense:
   Deposits:
      Demand accounts                       174           181           488          529
      Savings                                70            79           214          230
      Time                                1,097         1,115         3,304        3,246
      Other                                   -             -             8            1
--------------------------------         -------       -------       -------      -------
     Total interest expense               1,341         1,375         4,014        4,006
--------------------------------         -------       -------       -------      -------

     Net interest income                  2,648         2,145         7,140        6,113
Provision for possible loan losses           60           105           180          315
--------------------------------------   -------       -------       -------      -------
     Net interest income after
       provision for possible
       loan losses                        2,588         2,040         6,960        5,798
--------------------------------------   -------       -------       -------      -------

Other income:
   Service charges on deposit accounts      324           352           984        1,028
   Other service charges and fees           217           201           479          427
   Net gain (loss) on sale of securities      -            (3)            -           (3)
   Net gain (loss) on sale of real
     estate acquired in settlement
     of loans                                 -             -             6            -
   Other operating income                    12            16            26           33
--------------------------------         -------       -------       -------      -------
     Total other income                     553           566         1,495        1,485
--------------------------------         -------       -------       -------      -------

Other expenses:
   Salaries                                 810           720         2,376        2,163
   Retirement and other employee
     benefits                               235           237           717          679
   Occupancy                                197           164           545          458
   Equipment                                228           196           645          534
   Deposit Insurance premiums                 5             -            15           14
   Professional fees                         48            37           227          103
   Supplies                                  60            48           182          155
   Telephone                                 64            60           201          157
   Postage                                   39            39           124          114
   Other operating expenses                 457           422         1,253          999
--------------------------------         -------       -------       -------      -------
     Total other expenses                 2,143         1,923         6,285        5,376
--------------------------------         -------       -------       -------      -------

     Income before income taxes             998           683         2,170        1,907
Income taxes                                355           195           625          550
--------------------------------         -------       -------       -------      -------
Net income                                $ 643         $ 488        $ 1,545      $ 1,357
--------------------------------         =======       =======       =======      =======

Net income per share (basic and
  diluted)                               $ 0.36        $ 0.27         $ 0.87       $ 0.76
--------------------------------         =======       =======       =======      =======



See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
             For the nine months ended September 30, 1998 and 1997
                    (unaudited - dollar amounts in thousands)



                                                         Net Unrealized
                                                        Gains/(Losses) on
                            Common  Capital  Retained  Available-for-Sale
                            Stock   Surplus  Earnings     Securities     Total
                         -------------------------------------------------------
Balance January 1, 1998     $6,231  $3,200   $5,975         $307        $15,713


  Net Income                     -       -    1,545            -          1,545

  Change in unrealized
    gains (losses),
    net of income taxes          -       -        -          381            381

                         -------------------------------------------------------
Balance September 30,
  1998                      $6,231  $3,200   $7,520         $688        $17,639
                         =======================================================



                                                        Net Unrealized
                                                        Gains/(Losses) on
                            Common  Capital  Retained  Available-for-Sale
                            Stock   Surplus  Earnings     Securities     Total
                         -------------------------------------------------------
Balance January 1, 1997     $6,231  $3,200   $4,718         $101        $14,250


  Net Income                     -       -    1,357            -          1,357

  Change in unrealized
    gains (losses),
    net of income taxes          -       -        -           84             84

                         -------------------------------------------------------
Balance September 30,
  1997                      $6,231  $3,200   $6,075         $185        $15,691
                         =======================================================


See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1998 and 1997
                    (unaudited - dollar amounts in thousands)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                          ---------------------
Cash flows from operating activities:                                      1998          1997
                                                                          -------       -------
    Net income                                                           $ 1,545        $1,357
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                           498           442
      Provision for possible loan losses                                     180           315
      Loss on sale of premises & equipment                                     6             7
      Gain on sale of real estate acquired in
        settlement of loans                                                   (6)            0
      Amortization of premium on investment securities, net                   41            33
      Increase in accrued interest receivable                               (400)         (511)
      Increase in other assets                                              (272)          (73)
      Increase (decrease) in other liabilities                               410          (179)
--------------------------------                                          -------       -------
    Net cash provided by operating activities                              2,002         1,391
--------------------------------                                          -------       -------

Cash flows from investing activities:
    Proceeds from sales and maturities of
      investment securities                                                8,884        15,315
    Purchase of Federal Home Loan Bank common stock                          (62)         (503)
    Proceeds from disposal of premises and equipment                         255            22
    Purchases of premises and equipment                                   (1,376)       (1,058)
    Proceeds from disposal of real estate
      acquired in settlement of loans                                        496             0
    Purchase of investment securities                                     (9,646)      (23,348)
    Net loan repayments (originations)                                    (9,613)       (6,375)
--------------------------------                                          -------       -------
    Net cash used by investing activities                                (11,062)      (15,947)
--------------------------------                                          -------       -------

Cash flows from financing activities:
    Net increase in deposits                                              10,580        21,758
--------------------------------                                          -------       -------
    Net cash provided by financing activities                             10,580        21,758
--------------------------------                                          -------       -------

Increase in cash and cash equivalents                                      1,520         7,202
Cash and cash equivalents at beginning of period                          12,706        14,412
                                                                          -------       -------

Cash and cash equivalents at end of period                              $ 14,226       $21,614
                                                                          =======       =======

Cash paid for:
     Interest                                                              4,089         4,080
                                                                          =======       =======
     Income Taxes                                                            229           532
                                                                          =======       =======


See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(1) Basis of Presentation
    ---------------------

      The consolidated financial statements include the accounts of ECB Bancorp, Inc. ("Bancorp") (see note 6) and its wholly-owned subsidiary, The East Carolina Bank (the "Bank") (collectively referred to hereafter as the "Company"). The Bank has two wholly-owned subsidiaries, Carolina Financial Courier, Inc. and Carolina Financial Realty, Inc. (collectively referred to as the "Bank".) All intercompany transactions and balances are eliminated in consolidation.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in the Bank's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


(2) Cash and Cash Equivalents
    -------------------------

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks (with original maturities of ninety days or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


(3) Allowance for Loan Losses
    -------------------------

      The following summarizes the activity in the allowance for loan losses for the nine months ended September 30, 1998 and 1997, respectively.

                                            Nine months ended September 30,
                                           --------------------------------
                                              1998                 1997
                                              ----                 ----

      Balance at the beginning of the
        period                           $  2,660,000           2,400,000
      Provision for loan losses               180,000             315,000
      Charge-offs                            (184,000)           (147,000)
      Recoveries                               72,000              84,000
                                          -----------          -----------

      Net charge-offs                        (112,000)            (63,000)
                                          ------------         -----------
      Balance at the end of the period   $  2,728,000           2,652,000
                                          ============         ===========
(4) Net income per share
    --------------------

                        ECB BANCORP, INC. AND SUBSIDIARY

      The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 (discussed in note 7) had no dilutive effect on net income per share for the three or nine months ended September 30, 1998.



(5) Reclassifications
    -----------------

      Certain items in the September 30, 1997 and December 31, 1997 consolidated financial statements have been reclassified to conform with the September 30, 1998 presentation. Such reclassifications had no impact on net income or shareholders' equity.



(6) Formation of Bank Holding Company / Merger of Bank
    --------------------------------------------------

      On July 22, 1998, and pursuant to a charter amendment, the Bank effected a three-for-one stock split of the Bank's common stock increasing the number of shares of common stock from 593,418 to 1,780,254. Additionally, by way of the same charter amendment, the Bank increased the post-split par value of the common stock from $3.33 per share to $3.50 per share. In connection with the stock split and increase in par value, the Bank increased the capital surplus account in accordance with North Carolina General Statutes
      Section 53-88. All references to the number of common shares and per share amounts in the financial statements have been restated as appropriate to reflect the effect of the split, for all periods presented. Additionally, common stock, capital surplus, and retained earnings have been restated for all periods presented as appropriate to reflect the stock split, the increase in par value, and the increase in the capital surplus account.

      On July 22, 1998, the Bank was acquired by ECB Bancorp, Inc. ("Bancorp"), which was formed by the Bank on March 4, 1998 for the purpose of becoming the Bank's parent holding company. Each outstanding share of the Bank's common stock was exchanged for one share of Bancorp's common stock with the Bank becoming the wholly-owned subsidiary of Bancorp. Bancorp's primary purpose is to serve as the parent of the Bank. The combination was accounted for in a manner similar to a pooling-of-interests and all prior period financial statements have been restated.



(7) Adoption of Financial Accounting Standards ("SFAS")
    ---------------------------------------------------

      On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial

                        ECB BANCORP, INC. AND SUBSIDIARY
      statements provided for earlier periods are required to be reclassified to reflect the application of this statement. For the nine months ended September 30, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,926,000 and $1,441,000, respectively.



(8) Stock Option Plan
    -----------------

      During January 1998, the Bank's Board of Directors adopted an Omnibus Stock Ownership and Long-Term Incentive Plan ("the Omnibus Plan") which was approved by the Bank's shareholders at the May 13, 1998 annual meeting and which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Bank pursuant to stock options and other awards granted or issued under its terms. At that time, the Board of Directors also awarded to certain officers of the Bank options to purchase an aggregate of 9,516 shares of the Bank's common stock pusuant to the terms of the Omnibus Plan at a price equal to the then current market value of $12.50 per share (as such number of shares and purchsae price have been adjusted in accordance with the terms of the Omnibus Plan to reflect the three-for-one stock split which was effective July 22, 1998). Upon consummation of the reorganization discussed in note 6, the Bank assumed all of the Bank's obligations under the Omnibus Plan, and each of the then outstanding options under the Omnibus Plan were converted, in accordance with its terms, into options to purchase shares of Bancshares' common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ECB Bancorp, Inc. ("Bancshares") is a bank holding company headquartered in Engelhard, North Carolina. Bancshares' wholly-owned subsidiary, The East Carolina Bank (the "Bank") (collectively referred to hereafter as the "Company"), is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 15 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Barco, Avon, Hatteras, Ocracoke and Greenville (three branches). The Bank also operates a loan production facility in Washington, North Carolina and is expected to open its sixteenth branch in this community in the near future.

The operations of the Company and depository institutions in general are significantly influenced by general economic conditions and by related monetary, fiscal and other policies of depository institution regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina State Banking Commission. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.


Comparison of the Results of Operations for the Nine Month Periods Ended September 30, 1998 and 1997

Summary
-------

For the nine months ended September 30, 1998, the Company had net income of $1,545,000, or $0.87 basic and diluted earnings per share, compared to $1,357,000, or $0.76 basic and diluted earnings per share (as restated for three-for-one stock split effected July 22, 1998), for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, net interest income increased 16.80% and non-interest income increased 0.67% when compared to the same period last year. Non-interest expense increased $909,000 or 16.91% for the nine months period ended September 30, 1998 as compared to the same period in 1997 partly attributable to several expense items related to the opening of a loan production office in Washington, North Carolina and two full-service branches (one in Barco/Currituck County and one in Avon/Dare County). The Company incurred some nonrecurring legal expenses related to the formation of a holding company and increased marketing expenses as the Company launched a broad range of mortgage products and a new credit card product.

Net interest income
-------------------

Net interest income for the nine months ended September 30, 1998 was $7,140,000, an increase of $1,027,000 or 16.80% when compared to net interest income of $6,113,000 for the nine months ended September 30, 1997. The net yield on interest-earning assets, on a tax-effected basis, for the nine months ended September 30, 1998 was 5.68% compared to 5.10% in 1997. This improvement in the Company's net interest margin is attributable to loans representing a larger portion of the Company's total earning assets and in part to interest recoveries on certain non-accrual loans and a lower cost of funds. During the first nine months of 1998, the Bank had interest recoveries on non-accrual loans in the amount of $242,331. These interest recoveries increased the yield on earnings assets by approximately 18 basis points and the Bank's net interest margin without these recoveries would have been approximately 5.49%.


Total interest income increased $1,035,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, principally due to an increase in the average volume of loans of $8.2 million. Total interest expense increased $8,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, principally due to an increase in average certificate of deposit balances of $3.1 million.

Provision for possible loan losses
----------------------------------

The provision for possible loan losses charged to operations during the first nine months of 1998 was $180,000, compared to $315,000 during the first nine months of 1997. Net charge-offs for the nine months ended September 30, 1998 totaled $112,000, compared to net charge-offs of $63,000 during the same period of 1997. The reduction in provision for possible loan losses is the result of management's review and evaluation of the portfolio under current and projected economic conditions, past due loans, past loan loss experience and significant reduction of nonperforming loans. Nonperforming loans decreased from $1,985,000 at December 31, 1997 to $542,000 at September 30, 1998 due to the pay-off of two large nonperforming lending relationships during the first nine months of the year.

Noninterest income
------------------

Noninterest income increased $10,000 to $1,495,000 for the nine months ended September 30, 1998 from $1,485,000 for the same period in 1997. This increase is principally due to increased ATM surcharge fees of $50,000 that were effected by the Company after first quarter of 1997 and mortgage loan origination fees of $26,000 generated by the Company's new mortgage loan product. These increases were partially offset by a decrease in NSF service charges of $64,000 when compared to the same period in 1997.


Noninterest expense
-------------------

Noninterest expense increased $909,000 to $6,285,000 for the nine months ended September 30, 1998 from $5,376,000 for the same period in 1997. This increase is principally due to the opening of a new full service branch in Avon and Barco, and a loan production office in Washington, North Carolina. Salaries and related personnel expense increased $251,000 over the first nine months of 1997 due principally to the opening of these new offices. When compared to

September 30, 1997, net occupancy expense increased $87,000 as a result of opening the aforementioned offices and equipment expense increased $111,000 due to the Company upgrading its host computer system and the introduction of branch platform automation. The Company's telephone expense increased $44,000 over last year as a result of increased usage of the Company's Xpress phone banking service introduced during the second quarter of 1997. Professional fees increased approximately $124,000 in connection with non-recurring legal and accounting fees incurred related to the formation of a holding company. Other operating expenses increased $254,000 from $999,000 for the nine months ended September 30, 1997 to $1,253,000 for the nine months ended September 30, 1998. This increase is primarily attributable to increases in marketing expenses, employee related travel expenses, and regulatory agency expenses. Marketing expense increased approximately $241,000 during the first nine months of the year as the Company launched a broad range of mortgage products and its new Club 7 Visa Card, a program done in conjunction with a local television station. In addition, employee related travel expense increased approximately $20,000 while fees paid to regulatory agencies increased $23,000.

Income taxes
------------

Income tax expense for the nine months ended September 30, 1998 and 1997 was $625,000 and $550,000, respectively, resulting in effective tax rates of 28.80% and 28.84%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.


Comparison of the Results of Operations for the Three Month Periods Ended September 30, 1998 and 1997

Summary
-------

For the three months ended September 30, 1998, ECB had net income of $643,000, or $0.36 basic and diluted earnings per share, compared to $488,000, or $0.27 basic and diluted earnings per share (as restated for three-for-one stock split effected July 22,1998), for the three months ended September 30, 1997. For the quarter ended September 30, 1998, net interest income increased 23.45% and non-interest income decreased 2.30% as compared to the prior year quarter. Non-interest expense increased $220,000 or 11.44% for the quarter ended September 30, 1998 compared to the prior year quarter due to several expense items related to the opening of a loan production office in Washington, North Carolina and two full-service branches (one in Barco/Currituck County and one in Avon/Dare County). Increased marketing expenses were also incurred during the quarter as the Company launched a broad range of mortgage products and a new credit card product.


Net interest income
-------------------

Net interest income for the three months ended September 30, 1998 was $2,648,000, an increase of $503,000 or 23.45% when compared to net interest income of $2,145,000 for the three months ended September 30, 1997. The net yield on interest-earning assets, on a tax-effected basis, for the three months ended September 30, 1998 was 5.95% compared to 5.12% in the same period of

1997. This improvement in the Company's net interest margin is attributable an increase in average loans outstanding and in part to interest recoveries on certain non-accrual loans and a lower cost of funds. Interest recoveries on non-accrual loans during the third quarter of 1998 amounted to $150,336 and had the effect of increasing the Bank's yield on earning assets by approximately 32 basis points. The Bank's net interest margin without these recoveries have been approximately 5.62%.

Total interest income increased $469,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, principally due to an increase in the average volume of loans of $11.0 million. Average commercial and consumer loans increased $4.4 million and lines of credit increased $4.0 million when compared to last year's third quarter averages. Total interest expense decreased $34,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, principally due to lower rates paid on deposits and in part to the maturity of approximately $4.3 million in "Wise Choice" certificates of deposits that were added in a deposit campaign during the first quarter of 1997.

Provision for possible loan losses
----------------------------------

The provision for possible loan losses charged to operations during the third quarter of 1998 was $60,000, compared to $105,000 during the third quarter of 1997. Net charge-offs for the quarter ended September 30, 1998 totaled $22,000, compared to net recoveries of $1,000 during the same period of 1997. This reduction in provision for possible loan losses is the result of management's review of the portfolio under current and projected economic conditions, past due loans, past loan loss experience and significant reduction of nonperforming loans. Nonperforming loans decreased from $1,985,000 at December 31, 1997 to $542,000 at September 30, 1998.

Noninterest income
------------------

Noninterest income was $553,000 for the three months ended September 30, 1998 compared to $566,000 for the same period in 1997. The decrease is due to a reduction in NSF check charges of $34,000. This decrease was partially offset by an increase in other service charges and fees of $16,000. ATM surcharge fees increased $15,000 and mortgage loan origination fees increased $14,000 over the prior year quarter.

Noninterest expense
-------------------

Noninterest expense increased $220,000 to $2,143,000 for the three months ended September 30, 1998 from $1,923,000 for the same period in 1997. This increase was mainly attributable to increased marketing related expenses of approximately $97,000 incurred during the quarter as the Company continues to market its new Club 7 Visa Card and home mortgage products. Personnel expense increased $90,000 during the third quarter of 1998 as compared to the same period in the prior year, caused in part by the opening of a new full service branch in Avon and Barco, and a loan production office in Washington, North Carolina. Occupancy expense increased $33,000 during the third quarter of 1998 compared to the third quarter of 1997 as a result of opening the aforementioned offices. Equipment expense also increased $32,000 as a result of the Company upgrading its host computer system and the introduction of branch platform automation.

Income taxes
------------

Income tax expense for the three months ended September 30, 1998 and 1997 was $355,000 and $195,000, respectively, resulting in effective tax rates of 35.57% and 28.55%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.



Comparison of Financial Condition at September 30, 1998 and December 31, 1997

Total assets increased $12.9 million to $201,144,000, an increase of 6.86% when compared to $188,228,000 at December 31, 1997. Asset growth was funded primarily by increased non-interest-bearing demand deposits of $7.7 million as the Company benefited from a successful summer tourist season on the famed "Outer Banks" of North Carolina.

Loans receivable increased from $121.2 million at December 31, 1997 to $130.7 million at September 30, 1998. The Company has continued to expand its lending base and the size of its loan portfolio despite increased competitive pressures in its primary lending markets. The Company experiences seasonal loan growth during the first and second quarters of each year as farm production loans and commercial lines of credit are used by the Company's agricultural base and tourist related businesses on the "Outer Banks." Seasonal lines of credit have increased $7.5 million since year-end 1997.

Shareholders' equity increased from $15.7 million at December 31, 1997 to $17.6 million at September 30, 1998, as the Company generated net income of $1,545,000 and experienced an increase of net unrealized gains on available-for-sale securities of $381,000. No dividends were paid during the first nine months of 1998.

Asset Quality

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the allowance for possible loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of possible future loan losses and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance for possible loan losses based on their judgments about information available to them at the time of their examination.

Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $592,000 and $2,325,000 at September 30, 1998 and December 31, 1997, respectively. The decrease in nonperforming assets is primarily due to the pay-off of two large nonperforming lending relationships during the first nine months of the year and the sale of a significant portion of real estate acquired in settlement of loans. Through sales, the Company has liquidated a significant portion of other real estate owned reducing the balance to $50,000 at September 30, 1998 from $490,000 at December 31, 1997.

Regulatory Matters

Management is not presently aware of any current recommendation to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.


Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network has enabled management to fund asset growth and maintain liquidity. These sources have allowed limited dependence on short-term borrowed funds for liquidity or for asset expansion. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta and Fed Fund lines with correspondent banks.


Impact of Inflation and Changing Prices

The consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in interest rates have a greater impact on the Company's performance than do the effects of inflation.


Capital Resources

Bancshares and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be `well capitalized,' the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of September 30, 1998, the Bank was in compliance with all of the aforementioned capital requirements and satisfies the 'well-capitalized' definition that is used by the FDIC in its evaluation of member banks. Additionally, at September 30, 1998, Bancshares was also in compliance with the applicable capital requirements set forth by the Federal Reserve.



Current Accounting Issues

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes standards of computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company adopted SFAS No. 128 in 1997 without any significant impact on its consolidated financial statements.

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. For the nine months ended September 30, 1998 and 1997, total comprehensive income, consisting of net income and changes in unrealized securities gains and losses, net of tax effects, was $1,926,000 and $1,441,000, respectively.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments on an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS No. 131 at December 31, 1998 and does not anticipate any significant impact on its consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements of pensions and other postretirement benefits. This statement does not change any measurement of recognition provisions, and thus will not materially impact the Company's consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of this statement is encouraged. The Company plans to adopt this statement at January 1, 2000 and does not anticipate any material effect on its consolidated financial statements.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement allows mortgage banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the ability and intent to hold or sell such investments, consistent with the guidance contained in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company plans to adopt this statement on January 1, 1999 and does not anticipate any material effect on its consolidated financial statements.

The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates.

Year 2000 Issue

     GENERAL. The year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

     RISKS. Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

     STATE OF READINESS. During November 1997, the Company formulated its plan to address the Y2K issue. Since that time, the Company has taken the following steps:

     o Established senior management advisory and review responsibilities;

     o Completed a company-wide inventory of applications and system software;

     o Built an internal tracking database for application and vendor software;


     o Developed compliance plans and schedules for all lines of business;

     o Begun computer code testing;

     o Initiated vendor compliance verification;

     o Begun awareness and education activities for employees through existing internal communication channels; and

     o Developed a process to respond to customer inquiries as well as help educate customers on the Y2K issue.

The following paragraphs summarize the phases of the Company's Y2K plan:

   AWARENESS PHASE. The Company formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

   ASSESSMENT PHASE. The Company's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Company began identifying functional replacements which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

   In August 1997, the Company began Y2K discussions with its larger borrowers at the time of the annual review of their loans. Beginning in January 1998, all credits greater than $250,000 were evaluated for Y2K exposure by the relationship account officer using a questionnaire developed by the Company's credit administration staff. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. During the course of these evaluations, Company personel have met individually with each of its larger borrowers to discuss and obtain information regarding each borrower's dependence on information technology and third party vendors and the nature of steps being taken by the borrowers to address their Y2K risk. While the Company will continue to monitor the progress being made by its larger borrowers in addressing their own Y2K issues, to date the Company is generally satisfied with these customers' responses to the Company's inquiries and their progress in addressing their Y2K risk.

   RENOVATION PHASE. The Company's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process (with the exception of hardware upgrades to certain of the Company's automated teller machines which are expected to be completed by December 31, 1998).

   VALIDATION PHASE. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company currently is in the process of validation testing of each mission critical system, with the degree of completion of such testing ranging from 25% to 100%. The Company has created a test environment comprised of an IBM Model 170 dedicated to Y2K testing which is virtually insulated from production and development environments. The Company anticipates that the validation phase will follow the estimated industry norm in that it will absorb approximately 50% of the total Y2K resources (computer and personnel) over the life cycle of the project. The Company has increased staff in anticipation of that work effort. The Company's validation phase is expected to be completed by December 31, 1998 for all mission critical systems (with the exception of the Company's automated teller machine network as to which validation testing will be completed during the first quarter of 1999). During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

   IMPLEMENTATION PHASE. The Company's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems (with the exception of the Company's automated teller machine network as to which hardware upgrades are expected to be completed and in production by December 31,
   1998).

     COMPANY RESOURCES INVESTED. The Company's Y2K project team has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and changes put into service by the end of 1998. The Y2K project team members represent all functional areas of the Company, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by a vice president who reports directly to a member of the Company's senior management team. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives quarterly updates from, the Y2K project team.

     The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Company is estimated to be $200,000. Expenses of approximately $31,000 were incurred and expensed by the Company through June 30, 1998. The Company does not expect significant increases in future data processing costs relating to Y2K compliance.

     CONTINGENCY PLANS. During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

     The majority of the Company's mission critical systems fall into the categories of its core-banking software, its proof of deposit system, and its automatic teller machine network. The Company has received warranties from vendors to the effect that the proof of deposit and automatic teller machine network software is Y2K-ready. While no warranty has been received with respect to the core-banking system, that system is used by a number of banking institutions and has been reviewed by the Federal Reserve Bank of Atlanta and found to be Y2K-ready.


     With respect to each third party with whom the Company interfaces electronically or from whom it obtains services or supplies (such as the Company's credit and debit card processors, its correspondent bank, the Federal Reserve Bank of Richmond, its electric and telephone company, and its suppliers of business forms), the Company has requested information regarding that party's preparations and state of preparedness with respect to Y2K issues. While, in general, no such third parties will give warranties or guarantees with respect to Y2K issues, the Company has received from each third party in writing an acknowledgment of that party's awareness of the Y2K issue, information regarding its plan for addressing Y2K concerns, and an assurance that steps are being taken to prevent service interruptions. While these assurances do not give the Company any specific legal rights or remedies, the Company generally is satisfied with the responses it has received. In the case of third parties with whom the Company interfaces electronically, testing of those interfaces is being conducted or is scheduled and interruptions in the services provided by such third parties have been taken into account in the Company's contingency plans (which, for example, provide for increased inventories of business forms and supplies, increased levels of cash on hand, use of a generator to operate the Company's main computer system and operations function, manual processing of branch transactions, direct clearing of checks through the Federal Reserve rather than through a correspondent bank, and, where possible, a change to a different third party supplier).


Management is not aware of any known trends, events, uncertainties, or current recommendations by regulatory authorities that will or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or other operations.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-KSB

(a)   Exhibits:

   Exhibit 27 - Financial Data Schedule.


(b)   Reports on Form 8-KSB

   On August 6, 1998, Registrant filed a Current Report on Form 8-KSB which was dated July 22, 1998 and reported (under Item 2) the consummation of the one-bank holding company reorganization of The East Carolina Bank, Engelhard, North Carolina (the "Bank"), pursuant to which Registrant became the Bank's parent company. The Report contained the following statements:

1. financial statements of the Bank as of June 30, 1998 (unaudited) and as of December 31, 1997 and 1996, and for the six months ended June 30, 1998 and 1997 (unaudited) and for each of the years in the three-year period ended December 31, 1997; and,

2. financial statements of Registrant as of June 30, 1998 (unaudited) and as of December 31, 1997 and 1996, and for six months ended June 30, 1998 and 1997 (unaudited) and for each of the years in the three-year period ended December 31, 1997.

                                   SIGNATURES




Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ECB BANCORP, INC.
                                             -----------------
                                               (Registrant)



Date: 11/16/98                               By:  /s/ Arthur H. Keeney, III
     --------------------                         ------------------------------
                                                  Arthur H. Keeney, III
                                                  (President & CEO)



Date: 11/16/98                               By:  /s/ Gary M. Adams
     --------------------                         ------------------------------
                                                  Gary M. Adams
                                                  (Senior Vice President & CFO)