Form 10KSB
ECB BANCORP INC
filed 1999-03-31
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998   COMMISSION FILE NO. 0-24753

                                ECB BANCORP, INC.
                 (Name of small business issuer in its charter)

----------------------------------------- ---- -------------------------------
              NORTH CAROLINA                              56-2090738
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)
----------------------------------------- ---- -------------------------------
            POST OFFICE BOX 337
         ENGELHARD, NORTH CAROLINA                           27824
 (Address of principal executive offices)                  (Zip Code)
----------------------------------------- ---- -------------------------------

                                 (252) 925-9411
               Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK, $3.50 PAR VALUE PER SHARE
                                (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES      X              NO
                          ----------             ---------

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                      YES      X              NO
                          -----------            ---------

        Registrant's revenues for its most recent fiscal year were: $ 16,909,358
                                                                    ------------

        On March 24, 1999, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $19,541,691.

        On March 24, 1999, the number of outstanding shares of Registrant's common stock was 2,125,254.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein in Part II.
        Portions of Registrant's definitive Proxy Statement dated March 29, 1999, are incorporated herein in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

        GENERAL. Registrant is a bank holding company headquartered in Engelhard, North Carolina. Registrant operates through, and its principal asset is its investment in, The East Carolina Bank (the "Bank") which operates as Registrant's wholly-owned subsidiary.

        As part of the Bank's growth strategy, management of the Bank perceived that the reorganization of the Bank into a holding company form of organization likely would result in certain advantages, including, without limitation, additional flexibility in expansion of the Bank's business through the acquisition of other financial institutions, in the raising of additional capital through borrowing (if needed) and with respect to other activities and corporate matters. Additionally, such a reorganization could benefit the Bank's shareholders through increased public awareness and additional liquidity in the trading market for the holding company's outstanding equity securities. As a result, Registrant was organized on March 4, 1998, by the Bank and at the direction of the Bank's Board of Directors, to serve as the Bank's parent holding company. Effective July 22, 1998, and to effect the reorganization, (i) an "interim bank" subsidiary of Registrant (newly formed for the purpose of such transaction) was merged into the Bank (with the Bank as the surviving corporation), (ii) the outstanding shares of the Bank's common stock were converted into an identical number of shares of Registrant's Common Stock with the result that the then current shareholders of the Bank became shareholders of Registrant (with the same relative ownership interests that they had in the Bank) and (iii) Registrant became the Bank's sole shareholder.

        The Bank continues to exist under its separate charter and bylaws but as the wholly-owned subsidiary of Registrant, and continues to conduct its banking business at all its previous banking offices.

        THE BANK. The Bank is an FDIC-insured, North Carolina-chartered bank which was organized in 1919 and is engaged in a general, community-oriented commercial and consumer banking business. The Bank currently maintains 15 full-service banking offices in six counties in North Carolina, together with one loan production office, and its deposits are insured under the FDIC's Bank Insurance Fund ("BIF") to the maximum amount permitted by law. The Bank has two wholly-owned subsidiaries. Carolina Financial Realty, Inc. ("CFR") holds title to five of the Bank's branch offices which it leases to the Bank. The second subsidiary, Carolina Financial Courier, Inc., formerly provided courier services to the Bank but currently contracts with a third-party for such services.

        The Bank's operations are primarily retail oriented and directed toward individuals, small- and medium-sized businesses and local governmental units located in its banking markets, and its deposits and loans are derived primarily from customers in its banking markets. While the Bank provides most traditional commercial and consumer banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured loans. The Bank's primary source of revenue is interest income from its lending activities, and it has pursued a strategy of growth through internal expansion by establishing branch offices in communities within its banking markets.

        The Bank's banking markets are located in the east central and northeastern portions of North Carolina and along North Carolina's Outer Banks.

        The Bank makes a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses located primarily in its banking markets for various personal, business and agricultural purposes, including term and installment loans, equity lines of credit and overdraft checking credit. The Bank's loans are concentrated in four major areas: (i) real estate loans, (ii) commercial and agricultural loans, (iii) installment loans and (iv) credit card loans.

        At December 31, 1998, approximately 48.5% of the Bank's loan portfolio consisted of real estate loans. All real estate loans are secured by first or junior liens on real property located almost exclusively in the Bank's geographic markets (and substantially all of which, both commercial and residential, is owner occupied or operated), and management estimates that more than approximately 75% of those loans actually were made for purposes related to the real estate collateral (generally, loans made to individuals and businesses for the purchase and improvement of or investment in real estate, including construction loans to individuals and builders). However, in addition to such real estate purpose loans, the Bank also makes loans secured by first or junior liens on real estate for various other commercial, agricultural and consumer purposes. Such loans generally are reflective of efforts by management to minimize credit risk by taking real estate as primary or additional collateral on loans made for purposes not directly related to the real estate itself. The Bank does not make conventional, long-term residential mortgage loans in its own name, and none of its other real estate loans are made with the intent to sell them in the secondary market. Therefore, none of such loans are underwritten to conform to FNMA or FHLMC guidelines.

        Loans secured by real estate may be made at fixed or variable interest rates and for terms of up to 15 years, or which provide for payments based on an amortization schedule of up to 15 years. However, loans having terms of more than five years, or which are based on an amortization schedule of more than five years, generally will contain contractual provisions which allow the Bank to call the loan in full, or provide for a "balloon" payment in full, at the end of each five-year period.

        The Bank's commercial and agricultural loans include loans to individuals and small- and medium-sized businesses located in its banking markets for working capital, equipment purchases and various other business and agricultural purposes (other than any such loan secured by real estate) and loans made to finance the production of crops. A majority of the Bank's commercial and agricultural loans are secured by inventory, equipment, crops or similar assets, but these loans also may be made on an unsecured basis. Commercial and agricultural loans may be made at variable or fixed rates of interest; however, it currently is the Bank's policy that those loans which have terms or amortization schedules of longer than five years normally will carry interest rates which vary with the prime lending rate and may be called in full at any time after the first five years.

        The Bank's installment loan portfolio consists primarily of loans to individuals for various consumer purposes (other than any such loan secured by real estate), but also includes the outstanding balances on consumer revolving credit accounts. The majority of the Bank's installment loans are secured by liens on various personal assets of the borrowers, but these loans may also be made on an unsecured basis. Consumer loans generally are made at fixed interest rates (with the exception of revolving credit accounts which may provide for variable rates) and for terms which generally do not exceed three years. However, the Bank will make consumer loans for terms of up to five years. The Bank is an issuer of MasterCard and Visa credit cards (primarily to customers within its banking markets). During 1998, the Bank began offering long-term, residential mortgage loans that are originated by the Bank but are underwritten and funded by, and closed in the name of, third-party lenders. The Bank retains a portion of the origination fees collected with respect to these loans. This arrangement permits the Bank to offer this product in its markets and enhance its fee-based income, but it avoids the credit and interest rate risk associated with long-term loans since these loans are not in the Bank's loan portfolio.

        As described above, the Bank's loan portfolio consists primarily of loans made for a variety of commercial, agricultural and consumer purposes and the Bank does not make long-term residential mortgage loans for its own account. Because these types of loans are made based, to a great extent, on the Bank's assessment of borrowers' income, cash flow, character and ability to repay (as compared to long-term residential mortgage loans in which greater emphasis is placed on collateral), such loans are viewed as involving a higher degree of credit risk than is the case with long-term residential mortgage loans. To manage this risk, the Bank's loan portfolio is managed under a defined process, which includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Bank's credit policies and procedures. The Bank has retained an outside credit risk management consultant to advise the Bank with respect to its credit policies and procedures and to provide on-line credit manuals that can be modified quickly and efficiently to reflect periodic changes. The lending and loan administration process includes a centralized credit review and analysis prior to funding of all credit decisions involving an aggregate credit relationship in excess of $200,000, a review of all loans after funding for adequacy of documentation and compliance with regulatory requirements and a review by credit administration personnel at least annually of any credit relationship exceeding $100,000. Additionally, the Bank's credit risk management consultant currently reviews the Bank's 15 largest lending relationships and other selected loans three times a year. Reports of the results of these outside reviews are made to the Board of Directors.

        At the time loans are made, and during periodic reviews, loans are assigned a grade which indicates the level of management attention to be given to that loan to protect the Bank's position and to reduce loss exposure. During the life of each loan, its grade is reviewed and validated or modified to reflect changes in circumstances and risk. Loans are placed in a non-accrual status if they become 90 days past due or otherwise whenever, in the opinion of management, collection becomes doubtful, and they are charged off when the collection of principal and interest is doubtful and the loans can no longer be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

        The General Credit Committee reviews all substandard loans over $10,000 on a quarterly basis, and management of the Bank meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and other factors (including a defined formula that takes into consideration general and specific credit risks in the Bank's loan portfolio), the Bank has established a reserve for loan losses. The adequacy of the reserve is assessed by management of the Bank and reviewed by the Bank's Board of Directors each month.

        The Bank's deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. It is the Bank's policy to monitor its competition in order to keep the rates paid on its deposits at a competitive level. The Bank's banking markets include primarily smaller communities where its emphasis on customer service provides it with a stable source of core funding. The vast majority of the Bank's deposits are generated from within its banking markets, and the Bank does not accept brokered deposits but does actively solicit public funds deposits in its markets.

        The Bank competes for deposits in its banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Commercial banking in the Bank's banking markets and in North Carolina as a whole is extremely competitive. North Carolina is the home of three of the largest commercial banks in the Southeast, each of which has branches located in certain of the Bank's markets, and 14 other commercial banks, thrift institutions and credit unions also are represented in its banking markets.

        Interest rates, both on loans and deposits, and prices of fee-based services, are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer more sophisticated cash management and other commercial banking services. Many of the Bank's competitors have greater resources, broader geographic markets and higher lending limits than the Bank, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation as a community bank in its local markets, its direct customer contact, its ability to make credit and other business decisions locally, and its personalized service, to counter these competitive disadvantages.

        In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, a North Carolina commercial bank may be required to compete not only with other North Carolina-based financial institutions, but also with out-of-state financial institutions which may acquire North Carolina institutions, establish or acquire branch offices in North Carolina, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general. In terms of assets, the Bank is one of the smaller commercial banks in North Carolina, and there is no assurance that the Bank will be or continue to be an effective competitor in the current financial services environment.

        Registrant does not have any separate employees. As of December 31, 1998, the Bank employed 131 full-time employees (including its and Registrant's executive officers) and 14 part-time employees. The Bank and its employees are not parties to any collective bargaining agreement, and the Bank considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

        Registrant's offices are located in the Bank's corporate offices in Engelhard, North Carolina, and Registrant does not own or lease any separate properties. The Bank maintains the following 16 offices, seven of which it owns, five of which are owned by CFR and leased to the Bank, three of which are held under leases with unaffiliated third parties, and one of which was constructed by the Bank on property held under a ground lease with an unaffiliated third party. All of the Bank's existing banking offices are in good condition and fully equipped for the Bank's purposes.

 CENTRAL REGION:     Engelhard main banking and corporate office (owned)
                     Swan Quarter branch office (owned)
                     Fairfield branch office (leased from CFR)
                     Columbia branch office (leased from CFR)
                     Creswell branch office (owned)
                     Washington loan production office (leased)

 WESTERN REGION:     Greenville Arlington branch office (owned)
                     Greenville University Medical Center branch office (owned)
                     Greenville WalMart Supercenter branch office (leased)


 OUTER BANKS REGION: Barco branch office (ground lease)
                     Southern Shores/Kitty Hawk branch office (leasedfrom CFR) Nags Head branch office (leased from CFR)
                     Manteo branch office (owned)
                     Avon branch office (leased)
                     Hatteras branch office (leased from CFR)
                     Ocracoke branch office (owned)

(B)  OTHER PROPERTIES OWNED BY THE BANK

     None

ITEM 3. LEGAL PROCEEDINGS.

        At December 31, 1998, Registrant was not a party to any legal proceeding that is expected to have a material effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        MARKET INFORMATION. Registrant's Common Stock was first issued on July 22, 1998, which is the date upon which Registrant became [THE BANK'S] parent holding company and its shares were issued in exchange for [THE BANK'S] outstanding shares. The Common Stock was listed for trading on the Nasdaq Small Cap Market (under the symbol "ECBE") on November 23, 1998. Previously, it had been listed on the Nasdaq Bulletin Board. However, there is not an active trading market for shares of the Common Stock.

        Registrant has been informed that, between July 22, 1998, and December 31, 1998, its Common Stock has traded in isolated transactions on the Nasdaq Bulletin Board and the Nasdaq Small Cap Market at prices ranging from $13.50 to $20.00 per share.

        On March 12, 1999, there were approximately 721 holders of record of Registrant's Common Stock.

        Between July 22, 1998, and December 31, 1998, Registrant declared one cash dividend on its Common Stock in the amount of $.255 per share which was payable on December 7, 1998. Registrant's sole source of funds for the payment of dividends on the Common Stock is dividends paid to it by [THE BANK] on the shares of [THE BANK'S] common stock held by Registrant, and the declaration and payment of future dividends by [THE BANK] will continue to depend on [THE BANK'S] earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements generally applicable to North Carolina banks, and other factors. Registrant's ability to pay dividends also is subject to its own separate factors, including its earnings and financial condition, capital requirements and regulatory restrictions applicable to bank holding companies.


        SALES OF COMMON STOCK. During 1998, Registrant issued shares of its Common Stock as described below.

        (A) BANK HOLDING COMPANY REORGANIZATION. Registrant was organized by [THE BANK] and at the direction of [THE BANK'S] Board of Directors, to serve as [THE BANK'S] parent holding company. Effective July 22, 1998, and to effect the reorganization, (i) an "interim bank" subsidiary of Registrant (newly formed for the purpose of such transaction) was merged into [THE BANK], (ii) the outstanding shares of [THE BANK'S] common stock were converted into an identical number of shares of Registrant's Common Stock with the result that [THE BANK'S] the then current shareholders became shareholders of Registrant (with the same relative ownership interests that they had in [THE BANK]) and (iii) Registrant became the sole shareholder of [THE BANK]. An aggregate of 1,780,254 shares of Registrant's Common Stock were issued to effect the bank holding company reorganization. In issuing its shares to [THE BANK'S] shareholders, Registrant relied upon Section 3(a)(12) of the Securities Act of 1933.

        (B) PUBLIC OFFERING. On November 23, 1998, Registrant completed a public offering in which it sold, through Interstate/Johnson Lane Corporation (which acted as underwriter for the offering), an aggregate of 345,000 shares of its Common Stock at a price to the public of $14.25 per share. Aggregate underwriting discounts in the offering were [$368,719]. In connection with the public offering, the following information is provided:

        (1) Effective date of Registration Statement on Form SB-1: November 12, 1998 Commission file number: 333-61839

        (2)    Date offering commenced: November 12, 1998

        (3)    (I)    The offering terminated after the sale of all shares
                      registered.

               (II)   Underwriters: Interstate/Johnson Lane Corporation

               (III) Title of class of securities registered: Common Stock, $3.50 par value

               (IV)   Amount registered: 345,000 shares
                      Aggregate offering price of amount registered: $4,916,250 Amount sold: 345,000 shares
                      Aggregate offering price of amount sold: $4,916,250

               (V)    Expenses:

                      Underwriting discounts and commissions:    $368,719
                      Finders' fees:                                    0
                      Expenses paid to or for underwriters:        19,635
                      Other expenses:                             259,629

                             Total expenses:                     $647,983

                      None of such expenses were paid to or
                      for any of Registrant's directors,
                      officers, or principal shareholders.

               (VI)   Net offering proceeds to Registrant
                      after deduction of total expenses:       $4,268,267

               (VII) Application of net proceeds:

                      Construction of plant, building and
                      facilities:                                    $-0-

                      Purchase and installation of
                         machinery and equipment:                     -0-
                      Purchase of real estate:                        -0-
                      Acquisition of other businesses:                -0-
                      Working capital:                         $4,268,267
                      Temporary investments:                          -0-

                      None of such proceeds were paid to any
                      of Registrant's directors, officers or
                      principal shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Incorporated herein by reference to pages 31 through 47 of Registrant's 1998 Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS.

        Incorporated herein by reference to pages 11 through 29 of Registrant's 1998 Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Incorporated herein by reference from pages 3 through 4, and page 6 (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal 1: Election of Directors" and "Executive Officers") of Registrant's definitive Proxy Statement dated March 29, 1999.

ITEM 10.       EXECUTIVE COMPENSATION.

        Incorporated herein by reference from pages 5 through 8 (under the caption "Director Compensation," "Executive Compensation" and "Stock Options") of Registrant's definitive Proxy Statement dated March 29, 1999.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Incorporated herein by reference to pages 2 through 3 (under the caption "Beneficial Ownership of Securities") of Registrant's definitive Proxy Statement dated March 29, 1999.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated herein by reference to page 8 (under the caption "Transactions with Management") of Registrant's definitive Proxy Statement dated March 29, 1999.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

        (A) EXHIBITS. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------

        3.1 Registrant's Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        3.2       Registrant's Bylaws (incorporated by reference from Exhibit
                  3.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        10.1 Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        10.2 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        10.3 Form of Employee Stock Option Agreement (incorporated by reference from Exhibit 10.3 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        13.1 Registrant's 1998 Annual Report to Shareholders (filed herewith)

        22 List of subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        27        Financial data schedule (filed herewith)

        99 Registrant's definitive Proxy Statement dated March 29, 1999, as filed with the Securities and Exchange Commission (not being refiled)

        (B) REPORTS ON FORM 8-K. During the last quarter of the period covered by this Report on Form 10-KSB, Registrant filed one (1) Current Report on Form 8-KSB as follows: On October 27, 1998 reporting its financial results for the nine months ended September 30, 1998, and that its Board of Directors had declared a cash dividend on its outstanding common stock.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ECB BANCORP, INC.



DATE: MARCH 24, 1999                BY:  /s/
                                         ---------------------------------------
                                          Arthur H. Keeney, III
                                          President and Chief Executive Officer


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                            TITLE                    DATE
           ---------                            -----                    ----
_/s/____________________________     President, Chief Executive       March 24, 1999
        Arthur H. Keeney, III        Officer and Director
                                     (principal executive officer)


_/s/____________________________     Senior Vice President and        March 24, 1999
        Gary M. Adams                Chief Financial Officer
                                     (principal financial and
                                     accounting officer)

_/s/____________________________     Chairman                         March 24, 1999
        R. S. Spencer, Jr.



_/s/____________________________     Director                         March 24, 1999
        George T. Davis, Jr.



_/s/____________________________     Director                         March 24, 1999
         C. Gilbert Gibbs



_/s/_____________________________    Director                         March 24, 1999
        Gregory C. Gibbs

_/s/____________________________     Director                         March 24, 1999
        John F. Hughes, Jr.



_/s/____________________________     Director                         March 24, 1999
        J. Bryant Kittrell, III



_/s/____________________________     Director                         March 24, 1999
        Joseph T. Lamb, Jr.



_/s/____________________________     Director                         March 24, 1999
        B. Martelle Marshall



_/s/____________________________     Director                         March 24, 1999
        Robert L. Mitchell



_/s/____________________________     Director                         March 24, 1999
        Ray M. Spencer

                                  EXHIBIT INDEX
       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------

        3.1 Registrant's Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        3.2       Registrant's Bylaws (incorporated by reference from Exhibit
                  3.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        10.1 Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        10.2 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        10.3 Form of Employee Stock Option Agreement (incorporated by reference from Exhibit 10.3 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        13.1 Registrant's 1998 Annual Report to Shareholders (filed herewith)

        22 List of subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

        27        Financial data schedule (filed herewith)

        99 Registrant's definitive Proxy Statement dated March 29, 1999, as filed with the Securities and Exchange Commission (not being refiled)