Form 10QSB
period 1999-03-31
ECB BANCORP INC
filed 1999-05-14
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________


                           Commission File No. 2017-6

                                ECB Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


           North Carolina                                      56-0215930
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


              Post Office Box 337, Engelhard, North Carolina 27824
               (Address of principal executive offices) (Zip Code)


                                 (252) 925-9411
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 12, 1999, 2,125,254 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 16 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                          (dollar amounts in thousands)

                                                                       March 31,        December 31,
Assets                                                                      1999               1998*
---------------------------------------------------------------------------------       -------------
                                                                    (unaudited)
Non-interest bearing deposits and cash                                   $11,217             $11,787
Federal funds sold                                                         3,300                   -
---------------------------------------------------------------------------------       -------------
        Total cash and cash equivalents                                   14,517              11,787
---------------------------------------------------------------------------------       -------------

Investment securities
   Available-for-sale, at market value (cost of $50,863 and               51,474              58,394
   $57,375 at March 31, 1999 and December 31, 1998, respectively)

Loans                                                                    139,177             133,024
Allowance for probable loan losses                                        (2,799)             (2,750)
---------------------------------------------------------------------------------       -------------
        Loans,net                                                        136,378             130,274
---------------------------------------------------------------------------------       -------------

Real estate acquired in settlement of loans, net                              54                  50
Federal Home Loan Bank common stock, at cost                                 633                 565
Bank premises and equipment, net                                           7,429               7,007
Accrued interest receivable                                                2,081               2,096
Other assets                                                                 661                 311
---------------------------------------------------------------------------------       -------------
Total                                                                   $213,227            $210,484
---------------------------------------------------------------------------------       -------------

Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------       -------------
Deposits
   Demand, noninterest bearing                                           $37,744             $38,086
   Demand interest bearing                                                53,077              48,111
   Savings                                                                13,678              14,561
   Time                                                                   81,859              83,427
---------------------------------------------------------------------------------       -------------
        Total deposits                                                   186,358             184,185
---------------------------------------------------------------------------------       -------------

Short-term borrowings                                                          -               2,725
Long-term borrowings                                                       3,000                   -
Accrued interest payable                                                     825                 829
Other liabilities                                                          1,134                 892
---------------------------------------------------------------------------------       -------------
        Total liabilities                                                191,317             188,631
---------------------------------------------------------------------------------       -------------

Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,125,254
     in 1999 and 1998, respectively.                                       7,438               7,438
   Capital surplus                                                         6,261               6,261
   Retained earnings                                                       7,808               7,481
   Accumulated other comprehensive income                                    403                 673
---------------------------------------------------------------------------------       -------------
        Total shareholders' equity                                        21,910              21,853
---------------------------------------------------------------------------------       -------------

Commitments

---------------------------------------------------------------------------------       -------------
Total                                                                   $213,227            $210,484
---------------------------------------------------------------------------------       -------------

See accompanying notes to cosolidated financial statements.
* Derived from auditied consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
               For the three months ended March 31, 1999 and 1998
     (unaudited - dollar amounts in thousands, except net income per share)

                                                                                                   Three months ended
                                                                                                         March 31
                                                                                      --------------------------------------
                                                                                              1999                     1998
-----------------------------------------------------------------                     -------------            -------------
Interest Income:
   Interest and fees on loans                                                               $2,980                   $2,804
   Interest on investment securities:
    Interest exempt from federal income taxes                                                  197                      176
    Taxable interest income                                                                    546                      475
   Interest on federal funds sold                                                               42                       49
-----------------------------------------------------------------                     -------------            -------------
        Total interest income                                                                3,765                    3,504
-----------------------------------------------------------------                     -------------            -------------

Interest expense:
   Deposits:
    Demand accounts                                                                            239                      154
    Savings                                                                                     56                       72
    Time                                                                                     1,032                    1,116
   Other                                                                                        34                        -
-----------------------------------------------------------------                     -------------            -------------
        Total interest expense                                                               1,361                    1,342
-----------------------------------------------------------------                     -------------            -------------

        Net interest income                                                                  2,404                    2,162
Provision for probable loan losses                                                              60                       60
-----------------------------------------------------------------                     -------------            -------------
        Net interest income after provision for probable loan losses                         2,344                    2,102
-----------------------------------------------------------------                     -------------            -------------

Non-interest income:
   Service charges on deposit accounts                                                         322                      315
   Other service charges and fees                                                              105                       84
   Net gain (loss) on sale of real estate acquired in settlement of loans                        -                       26
   Other operating income                                                                       18                       15
-----------------------------------------------------------------                     -------------            -------------
        Total other income                                                                     445                      440
-----------------------------------------------------------------                     -------------            -------------

Non-interest expense:
   Salaries                                                                                    888                      829
   Retirement and other employee benefits                                                      200                      174
   Occupancy                                                                                   181                      170
   Equipment                                                                                   237                      206
   Deposit Insurance premiums                                                                    5                        5
   Professional fees                                                                            65                      127
   Supplies                                                                                     64                       53
   Telephone                                                                                    61                       68
   Postage                                                                                      46                       40
   Other operating expenses                                                                    405                      374
-----------------------------------------------------------------                     -------------            -------------
        Total other expenses                                                                 2,152                    2,046
-----------------------------------------------------------------                     -------------            -------------

        Income before income taxes                                                             637                      496
Income taxes                                                                                   155                       95
-----------------------------------------------------------------                     -------------            -------------
Net income                                                                                    $482                     $401
-----------------------------------------------------------------                     -------------

Net income per share (basic and diluted)                                                     $0.23                    $0.23
Weighted average common shares outstanding                                               2,125,254                1,780,254
-----------------------------------------------------------------                     -------------            -------------

See accompanying notes to cosolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                             Consolidated Statements
                           of Shareholders' Equity For
                          the three months ended March
                                31, 1999 and 1998
                    (unaudited - dollar amounts in thousands)

                                                                                 Accumulated
                                                                                    other
                                   Common           Capital      Retained        comprehensive      Comprehensive
                                    Stock           Surplus      Earnings          income             income               Total
                              ------------      ------------     ------------    ------------       -----------       -----------
Balance January 1, 1998            $6,231            $3,200           $5,975            $307                             $15,713

Unrealized gains, net of
  income taxes of  $45                                                                    87                87                87

    Net income                          -                 -              401               -               401               401

                                                                                                    ===========
Total comprehensive income                                                                               $ 488
                                                                                                    ===========

                              ============      ============     ============    ============                         ===========
Balance March 31, 1998            $ 6,231           $ 3,200          $ 6,376           $ 394                             $16,201
                              ============      ============     ============    ============                         ===========




                                                                                 Accumulated
                                                                                    other
                                   Common           Capital      Retained        comprehensive      Comprehensive
                                    Stock           Surplus      Earnings          income             income               Total
                              ------------      ------------     ------------    ------------       -----------       -----------
Balance January 1, 1999            $7,438            $6,261           $7,481            $673                             $21,853

Unrealized losses, net of
  income taxes of  $138                                                                 (270)             (270)             (270)

    Net income                          -                 -              482               -               482               482

                                                                                                    ===========
Total comprehensive income                                                                               $ 212
                                                                                                    ===========

Cash dividends ($.0725 per share)                                       (155)                                               (155)

                              ============      ============     ============    ============                         ===========
Balance March 31, 1999            $ 7,438           $ 6,261          $ 7,808           $ 403                             $21,910
                              ============      ============     ============    ============                         ===========

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                    (Unaudited - dollar amounts in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
Cash flows from operating activities:                                            1999                     1998
                                                                          ------------             ------------
    Net income                                                                   $482                     $401
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                172                      161
      Provision for probable loan losses                                           60                       60
      Loss (gain) on sale of premises & equipment                                   -                       (7)
      Gain on sale of real estate acquired in
        settlement of loans                                                         -                      (26)
      Amortization of premium on investment securities, net                        12                        9
      Decrease in accrued interest receivable                                      15                       32
      Decrease (increase) in other assets                                        (354)                     100
      Increase (decrease) in other liabilities, net                               221                     (543)
-----------------------------------------------------                     ------------             ------------
    Net cash provided by operating activities                                     608                      187
-----------------------------------------------------                     ------------             ------------

Cash flows from investing activities:
    Purchase of investment securities                                            (380)                    (997)
    Proceeds from sales and maturities of
      investment securities                                                     6,880                    6,641
    Purchase of Federal Home Loan Bank common stock                               (68)                     (61)
    Purchases of premises and equipment                                          (594)                    (228)
    Proceeds from disposal of real estate
      acquired in settlement of loans                                               -                      316
    Net loan originations                                                      (6,164)                  (2,437)
-----------------------------------------------------                     ------------             ------------
    Net cash provided by investing activities                                    (326)                   3,234
-----------------------------------------------------                     ------------             ------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                         2,173                     (428)
    Repayment of short term borrowing                                          (2,725)                       -
    Originations of long term borrowings                                        3,000                        -
-----------------------------------------------------                     ------------             ------------
    Net cash provided by financing activities                                   2,448                     (428)
-----------------------------------------------------                     ------------             ------------

Increase in cash and cash equivalents                                           2,730                    2,993
Cash and cash equivalents at beginning of period                               11,787                   12,706
                                                                          ------------             ------------

Cash and cash equivalents at end of period                                    $14,517                  $15,699
                                                                          ------------             ------------


Cash paid during the period:
    Interest                                                                  $ 1,365                  $ 1,212
    Taxes                                                                           -                       49

Supplemental disclosures of noncash financing and investing activities:
    Cash dividends declared but not paid                                        $ 155                        -
    Unrealized gains (losses) on available-for-sale
    securities, net of deferred taxes                                            (270)                    $ 87

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks (with original maturities of ninety days or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3) ALLOWANCE FOR PROBABLE LOAN LOSSES

The following summarizes the activity in the allowance for probable loan losses for the three months ended March 31, 1999 and 1998, respectively.


                                                   Three months ended March 31,
                                                   1999                    1998
                                                   ----                    ----
     Balance at the beginning of the
         period                              $2,750,000               2,660,000
     Provision for probable loan losses          60,000                  60,000
     Charge-offs                                (24,000)                (56,000)
     Recoveries                                  13,000                  20,000
                                             ----------               ---------

     Net charge-offs                            (11,000)                (36,000)
                                             ----------               ---------

     Balance at the end of the period        $2,799,000               2,684,000
                                             ==========               =========



(4) NET INCOME PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 (discussed in note 6) had no dilutive effect on net income per share for the three months ended March 31, 1999.

                        ECB BANCORP, INC. AND SUBSIDIARY

(5) RECLASSIFICATIONS

Certain items in the prior period consolidated financial statements have been reclassified to conform with the current presentation. Such reclassifications had no impact on net income or shareholders' equity.


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

On July 22, 1998, the Bank was acquired by Bancorp, which was formed by the Bank on March 4, 1998 for the purpose of becoming the Bank's parent holding company. Each outstanding share of the Bank's common stock was exchanged for one share of Bancorp's common stock with the Bank becoming the wholly-owned subsidiary of Bancorp. Bancorp's primary purpose is to serve as the parent of the Bank. The combination was accounted for in a manner similar to a pooling-of-interests and all prior period financial statements have been restated.


(7) COMPREHENSIVE INCOME

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

This statement does not change or modify the reporting or display in the income statement. Comparative financial statements for earlier periods have been presented to reflect application of this statement


(8) STOCK OPTION PLAN

During January 1998, the Bank's Board of Directors adopted an Omnibus Stock Ownership and Long-Term Incentive Plan ("the Omnibus Plan") which was approved by the Bank's shareholders at the May 13, 1998 annual meeting and which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Bank pursuant to stock options and other awards granted or issued under its terms. At that time, the Board of Directors also awarded to certain officers of the Bank options to purchase an aggregate of 9,516 shares of the Bank's common stock pursuant to the terms of the Omnibus Plan at a price equal to the then current market value of $12.50 per share (as such number of shares and purchase price have been adjusted in accordance with the terms of the Omnibus Plan to reflect the three-for-one stock split which was effective July 22, 1998). Upon consummation of the reorganization discussed in note 6, Bancorp assumed all of the Bank's obligations under the Omnibus Plan, and each of the then outstanding options under the Omnibus Plan were converted, in accordance with its terms, into options to purchase shares of Bancorp's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ECB Bancorp, Inc. ("Bancorp") is a bank holding company headquartered in Engelhard, North Carolina. Bancorp's wholly-owned subsidiary, The East Carolina Bank (the "Bank") (collectively referred to hereafter as the "Company"), is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 14 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Barco, Avon, Hatteras, Ocracoke and two (2) branches in Greenville. The Company expects to open its fifteenth branch in Washington, North Carolina in the near future. The Bank also operates a mortgage origination office in Nags Head, North Carolina.

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


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

SUMMARY

For the three months ended March 31, 1999, the Company had net income of $482,000, or $0.23 basic and diluted earnings per share, compared to $401,000, or $0.23 basic and diluted earnings per share (as restated for three-for-one stock split effected July 22, 1998), for the three months ended March 31, 1998. For the quarter ended March 31, 1999, net interest income increased 11.19% and non-interest income increased 1.14% when compared to the same period last year. Non-interest expense increased $106,000 or 5.18% for the three month period ended March 31, 1999 as compared to the same period in 1998 partly attributable to general increases in salary and employee benefits expense of $85,000. Also, the Company incurred $27,000 of nonrecurring expenses related to the data conversion of its credit card processing to a new vendor during the first quarter of 1999.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1999 was $2,404,000, an increase of $242,000 or 11.20% when compared to net interest income of $2,162,000 for the three months ended March 31, 1998. The net yield on interest-earning assets, on a tax-equivalent basis, for the three months ended March 31, 1999 was 5.24% compared to 5.30% in 1998. This modest decrease in the Company's net interest margin is attributable to three separate 25 basis point declines in the Company's prime rate during the forth quarter of 1998. As a result, the Company's yield on its loan portfolio decreased 34 basis points when compared to three months ended March 31, 1998.


Total interest income increased $261,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, principally due to an increase in the average volume of loans of $12.5 million. Total interest expense increased $19,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, as a result of interest-bearing demand deposits increasing by $7.8 million. The cost of funds for the Company during the first three months of 1999 decreased 22 basis points when compared to the three months ended March 31, 1998. The Company's decline in cost of funding was a result of increased non-interest bearing demand deposit balances of $6.6 million and a moderate decline in rates paid on interest bearing deposits since the first quarter of 1998.

PROVISION FOR PROBABLE LOAN LOSSES

The provision for probable loan losses charged to operations during the first three months of 1999 was $60,000, compared to $60,000 during the first three months of 1998. Net charge-offs for the three months ended March 31, 1999 totaled $11,000, compared to net charge-offs of $36,000 during the same period of 1998. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior past loan loss experience.

NON-INTEREST INCOME

Non-interest income increased $5,000 to $445,000 for the three months ended March 31, 1999 compared to the same period in 1998. This increase is principally due to mortgage loan origination fees of $16,000 generated by the Company's new mortgage loan product, partially off set by other changes.


NON-INTEREST EXPENSE

Non-interest expense increased $106,000 or 5.18% to $2,152,000 for the three months ended March 31, 1999 from the same period in 1998. This increase is principally due to general increases in salary and employee benefits expense of $85,000. Equipment expense increased $31,000 as the Company continues to upgrade its branch platform automation. Other operating expenses increased $31,000 from $374,000 for the three months ended March 31, 1998 to $405,000 for the three months ended March 31, 1999. This increase is principally due to $27,000 of nonrecurring expenses related to the data conversion of credit card processing to a new vendor. Increased non-interest expenses were partially offset by a decrease in professional fees paid of $62,000. The Company incurred approximately $85,000 in professional fees in connection with formation of the holding company during the first quarter of 1998.


INCOME TAXES

Income tax expense for the three months ended March 31, 1999 and 1998 was $155,000 and $95,000, respectively.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

Total assets increased $2.7 million to $213.2 million, an increase of 1.30% when compared to $210.5 million at December 31, 1998. Asset growth was funded by increased interest-bearing demand deposits of $5.0 million partially offset by a decrease in certificates of deposits of $1.8 million.

Loans receivable increased from $133.0 million at December 31, 1998 to $139.2 million at March 31, 1999. The Company experiences seasonal loan growth during the first and second quarters of each year as farm production loans and commercial lines of credit are used by the Company's agricultural base and tourist related businesses on the "Outer Banks".

Shareholders' equity increased by $57,000 from December 31, 1998 to March 31, 1999, as the Company generated net income of $482,000 and experienced a decrease of net unrealized gains on available-for-sale securities of $270,000. The Company declared a dividend of $155,000, or 7.25 cents per share, during the first quarter of 1999. No dividends were paid during the first quarter of 1998.

ASSET QUALITY

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current conditions in order to evaluate the adequacy of the allowance for possible loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination.

Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $907,000 and $759,000 at March 31, 1999 and December 31, 1998, respectively. The increase in nonperforming assets is the result of non-accrual loans increasing $156,000 during the first quarter of this year. At March 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3,000 compared to $46,000 at December 31, 1998. These loans are on a non-accrual basis and the entire balance of which has been reserved in the allowance for probable loan loss.

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

CAPITAL RESOURCES

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be `well capitalized,' the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of March 31, 1999, the Bank was in compliance with all of the aforementioned capital requirements and satisfies the `well-capitalized' definition that is used by the FDIC in its evaluation of member banks. Additionally, at March 31, 1999, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

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

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement allows mortgage banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the ability and intent to hold or sell such investments, consistent with the guidance contained in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company adopted this statement on January 1, 1999 with no material effect on its consolidated financial statements.

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


YEAR 2000 ISSUE

GENERAL
The year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the potential inability of certain computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

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

RISKS

Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) may be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Company would experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.





STATE OF READINESS

During November 1997, the Company formulated its plan to address the Y2K issue. Since that time, the Company has taken the following steps:

Established senior management advisory and review responsibilities;

Completed a company-wide inventory of applications and system software;

Built an internal tracking database for application and vendor software;

Developed compliance plans and schedules for all lines of business;

Begun computer code testing;

Initiated vendor compliance verification;

Begun awareness and education activities for employees through existing internal communication channels; and

Developed a process to respond to customer inquiries as well as help educate customers on the Y2K issue.

The following paragraphs summarize the phases of the Company's Y2K plan:

AWARENESS PHASE

The Company formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. Additionally, the Company has continued to promote customer Year 2000 awareness in the communities it serves through Y2K related presentations to various civic groups and news releases. This phase is substantially complete.

ASSESSMENT PHASE

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

In August 1997, the Company began Y2K discussions with its larger borrowers at the time of the annual review of their loans. Beginning in January 1998, all credits greater than $250,000 were evaluated for Y2K exposure by the relationship account officer using a questionnaire developed by the Company's credit administration staff. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. During the course of these evaluations, Company personnel have met individually with each of its larger borrowers to discuss and obtain information regarding each borrower's dependence on information technology and third party vendors and the nature of steps being taken by the borrowers to address their Y2K risk. While the Company will continue to monitor the progress being made by its larger borrowers in addressing their own Y2K issues, to date the Company is generally satisfied with these customers' responses to the Company's inquiries and their progress in addressing their Y2K risk.

RENOVATION PHASE

The Company's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process.

VALIDATION PHASE

The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company has created a test environment comprised of an IBM Model 170 dedicated to Y2K testing which is virtually insulated from production and development environments. The Company anticipates that the validation phase will absorb approximately 50% of the total Y2K resources (computer and personnel) over the life cycle of the project. The Company has increased staff in anticipation of that work effort. During the first quarter of 1999, the Company completed testing of its mission-critical systems. Testing was successfully completed on the Company's Automated Teller Machines (ATM's) and also completed testing with its ATM network provider. External testing with the Company's merchant processor of credit card transactions has been successfully completed. The Company's card services provider has successfully completed the validation phase of its Year 2000 Readiness Strategy. The Year 2000 validation process was developed by the vendor based on Federal Financial Institutions Examinations Council industry standards. All test results were collected, and required deliverables completed. Test results were reviewed by knowledgeable professionals for accuracy. A key component of the Year 2000 readiness process was comparing test system output to production system output. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

IMPLEMENTATION PHASE.

The Company's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems.

COMPANY RESOURCES INVESTED.

The Company's Y2K project team has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and changes put into service. The Y2K project team members represent all functional areas of the Company, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by a vice president who reports directly to a member of the Company's senior management team. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives quarterly updates from, the Y2K project team.

The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Company expects to incur total expenses of $75,000 to $100,000 relating to the Y2K conversion project. Expenses of approximately $5,000 were incurred and expensed by the Company in the first quarter of 1999 and the Company life-to-date has expensed approximately $59,000. The Company does not expect significant increases in future data processing costs relating to Y2K compliance.

CONTINGENCY PLANS.

During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. The Company's contingency plans are based upon its most reasonably likely worst-case scenario of failure or interruptions of service from electrical and telephone providers. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheets software or reverting to manual systems until system problems can be corrected.


The majority of the Company's mission critical systems fall into the categories of its core-banking software, its proof of deposit system, and its automated teller machine network. The Company has received warranties from vendors to the effect that the proof of deposit and automated teller machine network software is Y2K-ready. While no warranty has been received with respect to the core-banking system, that system is used by a number of banking institutions and has been reviewed by the Federal Reserve Bank of Atlanta for year 2000 readiness.

With respect to each third party with whom the Company interfaces electronically or from whom it obtains services or supplies (such as the Company's credit and debit card processors, its correspondent bank, the Federal Reserve Bank of Richmond, its electric and telephone companies, and its suppliers of business forms), the Company has requested information regarding that party's preparations and state of preparedness with respect to Y2K issues.

While, in general, no such third parties will give warranties or guarantees with respect to Y2K issues, the Company has received from each third party in writing an acknowledgment of that party's awareness of the Y2K issues, information regarding its plan for addressing Y2K concerns, and an assurance that steps are being taken to prevent service interruptions. While these assurances do not give the Company any specific legal rights or remedies, the Company generally is satisfied with the responses it has received. In the case of third parties with whom the Company interfaces electronically, testing of those interfaces is being conducted or is scheduled and interruptions in the services provided by such third parties have been taken into account in the Company's contingency plans (which, for example, provide for increased inventories of business forms and supplies, increased levels of cash on hand, use of a generator to operate the Company's main computer system and operations function, manual processing of branch transactions, direct clearing of checks through the Federal Reserve rather than through a correspondent bank, and, where possible, a change to a different third party supplier).

Bancorp is in the process of completing a Business Continuity Plan as part of its Year 2000 contingency planning. The objective of these plans is to provide a plan of action in the event there are systems failures at critical dates. Accordingly, existing disaster recovery and business recovery plans are being updated taking into consideration various potential Year 2000 events. The Company is aware of the interagency statement, Guidance Concerning Contingency Planning in Connection With Year 2000 Readiness, issued May 13, 1998 and Question and Answers Concerning Year 2000 Contingency Planning issued January 5, 1999. The Year 2000 contingency plans are scheduled to be approved by the Company's Directors during the May, 1999 Board meeting. The Company has contracted the services of an outside vendor, who is actively engaged as consultants by the banking community in North Carolina, to assist the Company in the review and development of a method of validation of its contingency plans. By June 30, 1999, it is anticipated that Bancorp will have substantially completed the development and testing of its business resumption contingency plans.


MANAGEMENT AWARENESS

Management is not aware of any known trends, events, uncertainties, or current recommendations by regulatory authorities that will or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or other operations.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a)        Exhibits:

      Exhibit 27 - Financial Data Schedule.


(b)        Reports on Form 8-KSB

      On March 29, 1999, Registrant filed a Current Report on Form 8-KSB which was dated March 25, 1999 and reported the declaration of a quarterly cash dividend of $.0725 per share, payable April 28, 1999 to shareholders of record on April 8, 1999.

                                   SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ECB BANCORP, INC.
                                 (Registrant)

Date: 5/12/99                                  By: /s/ Arthur H. Keeney, III
                                                  ------------------------------
                                                   Arthur H. Keeney, III
                                                     (President & CEO)


Date: 5/12/99                                  By: /s/ Gary M. Adams
                                                  ------------------------------
                                                       Gary M. Adams
                                                  (Senior Vice President & CFO)