Form 10QSB
period 1999-06-30
ECB BANCORP INC
filed 1999-08-13
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 10, 1999, 2,126,529 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 20 pages.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                          (dollar amounts in thousands)




                                                                            June 30,           December 31,
ASSETS                                                                          1999                1998
-------------------------------------------------------------------------------------          -----------
                                   (unaudited)
Non-interest bearing deposits and cash                                       $11,517              $11,787
Federal funds sold                                                             4,700                    -
-------------------------------------------------------------------------------------          -----------
       Total cash and cash equivalents                                        16,217               11,787
-------------------------------------------------------------------------------------          -----------

INVESTMENT SECURITIES
   Available-for-sale, at market value (cost of $51,536 and                   51,449               58,394
   $57,375 at June 30, 1999 and December 31, 1998, respectively)

LOANS                                                                        143,338              133,024
Allowance for probable loan losses                                            (2,700)              (2,750)
-------------------------------------------------------------------------------------          -----------
       Loans,net                                                             140,638              130,274
-------------------------------------------------------------------------------------          -----------

Real estate acquired in settlement of loans, net                                  54                   50
Federal Home Loan Bank common stock, at cost                                     633                  565
Bank premises and equipment, net                                               7,877                7,007
Accrued interest receivable                                                    2,165                2,096
Other assets                                                                   1,091                  311
-------------------------------------------------------------------------------------          -----------
TOTAL                                                                       $220,124             $210,484
-------------------------------------------------------------------------------------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------          -----------
Deposits
   Demand, noninterest bearing                                               $42,042              $38,086
   Demand interest bearing                                                    59,145               48,111
   Savings                                                                    13,363               14,561
   Time                                                                       78,929               83,427
-------------------------------------------------------------------------------------          -----------
       Total deposits                                                        193,479              184,185
-------------------------------------------------------------------------------------          -----------

Short-term borrowings                                                              -                2,725
Long-term borrowings                                                           3,000                    -
Accrued interest payable                                                         798                  829
Other liabilities                                                              1,056                  892
-------------------------------------------------------------------------------------          -----------
       Total liabilities                                                     198,333              188,631
-------------------------------------------------------------------------------------          -----------

SHAREHOLDERS' EQUITY
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,128,829
     and 2,125,254 in 1999 and 1998, respectively.                             7,450                7,438
   Capital surplus                                                             6,290                6,261
   Retained earnings                                                           8,147                7,481
   Deferred compensation - restricted stock                                      (39)                   -
   Accumulated other comprehensive income (loss)                                 (57)                 673
-------------------------------------------------------------------------------------          -----------
       Total shareholders' equity                                             21,791               21,853
-------------------------------------------------------------------------------------          -----------

Commitments

-------------------------------------------------------------------------------------          -----------
TOTAL                                                                       $220,124             $210,484
-------------------------------------------------------------------------------------          -----------

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
            For the three and six months ended June 30, 1999 and 1998
     (unaudited - dollar amounts in thousands, except net income per share)


                                                                          Three months ended               Six months ended
                                                                               June 30                          June 30
                                                                        1999             1998               1999            1998
-----------------------------------------------------            ------------     ------------      -------------    ------------
INTEREST INCOME:
   Interest and fees on loans                                         $3,112           $3,015             $6,092          $5,819
   Interest on investment securities:
    Interest exempt from federal income taxes                            197              186                394             362
    Taxable interest income                                              496              426              1,042             901
   Interest on federal funds sold                                         53               34                 95              83
-----------------------------------------------------            ------------     ------------      -------------    ------------
        Total interest income                                          3,858            3,661              7,623           7,165
-----------------------------------------------------            ------------     ------------      -------------    ------------
INTEREST EXPENSE:
   Deposits:
    Demand accounts                                                      315              160                554             314
    Savings                                                               53               72                109             144
    Time                                                                 995            1,091              2,027           2,207
   Other                                                                  33                8                 67               8
-----------------------------------------------------            ------------     ------------      -------------    ------------
        Total interest expense                                         1,396            1,331              2,757           2,673
-----------------------------------------------------            ------------     ------------      -------------    ------------
        NET INTEREST INCOME                                            2,462            2,330              4,866           4,492
Provision for probable loan losses                                        60               60                120             120
-----------------------------------------------------------      ------------     ------------      -------------    ------------
        Net interest income after provision for probable
          loan losses                                                 2,402            2,270              4,746           4,372
------------------------------------------------------           ------------     ------------      -------------    ------------
NON-INTEREST INCOME:
   Service charges on deposit accounts                                   344              345                666             660
   Other service charges and fees                                        168              178                273             262
   Net gain (loss) on sale of securities                                  (3)               -                 (3)              -
   Net gain (loss) on sale of real estate acquired
     in settlement of loans                                                -              (20)                 -               6
   Other operating income (loss)                                          11               (1)                29              14
-----------------------------------------------------            ------------     ------------      -------------    ------------
        Total non-interest income                                        520              502                965             942
-----------------------------------------------------            ------------     ------------      -------------    ------------
NON-INTEREST EXPENSES:
   Salaries                                                              817              737              1,705           1,566
   Retirement and other employee benefits                                326              308                526             482
   Occupancy                                                             146              178                327             348
   Equipment                                                             226              211                463             417
   Deposit Insurance premiums                                              5                5                 10              10
   Professional fees                                                     117               52                182             179
   Supplies                                                               74               69                138             122
   Telephone                                                              54               69                115             137
   Postage                                                                40               45                 86              85
   Other operating expenses                                              464              422                869             796
-----------------------------------------------------            ------------     ------------      -------------    ------------
        Total non-interest expenses                                    2,269            2,096              4,421           4,142
-----------------------------------------------------            ------------     ------------      -------------    ------------
        INCOME BEFORE INCOME TAXES                                       653              676              1,290           1,172
INCOME TAXES                                                             160              175                315             270
-----------------------------------------------------            ------------     ------------      -------------    ------------
Net income                                                              $493             $501               $975            $902
-----------------------------------------------------            ------------     ------------      -------------    ------------


Net income per share (basic and diluted)                               $0.23            $0.28              $0.46           $0.51
Weighted average common shares outstanding                         2,128,829        1,780,254          2,127,051       1,780,254
-----------------------------------------------------            ------------     ------------      -------------    ------------

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                 For the six months ended June 30, 1999 and 1998
                    (unaudited - dollar amounts in thousands)

                                                                     Unearned         Accumulated
                                                                     Compensation       Other
                           Common        Capital      Retained       Restricted       Comprehensive   Comprehensive
                            Stock        Surplus      Earnings         Stock            Income          Income          Total
                          ----------    ----------   -----------     ----------       -----------      ----------     ----------
Balance January 1, 1998      $6,231        $3,200        $5,975                             $307                        $15,713

Unrealized gains, net of
  income taxes of $33                                                                         64             $64             64

    Net income                                              902                                              902            902

                                                                                                       ----------
Total comprehensive income                                                                                 $ 966
                                                                                                       ==========

                          ----------    ----------   -----------    -----------       -----------                     ----------
Balance June 30, 1998       $ 6,231       $ 3,200       $ 6,877            $ -             $ 371                       $ 16,679
                          ==========    ==========   ===========     ==========       ===========                     ==========



                                                                     Unearned         Accumulated
                                                                     Compensation       Other
                           Common        Capital      Retained       Restricted       Comprehensive   Comprehensive
                            Stock        Surplus      Earnings         Stock            Income          Income          Total
                          ----------    ----------   -----------     ----------       -----------      ----------     ----------
Balance January 1, 1999      $7,438        $6,261        $7,481                             $673                        $21,853

Unrealized losses, net of
  income taxes of $376                                                                      (730)          ($730)          (730)

    Net income                                              975                                              975            975

Unearned compensation -
  restricted stock issuance      12            29                         ($41)

Recognition of Unearned
 compensation - restricted stock                                             2                                                2

                                                                                                       ----------
Total comprehensive income                                                                                 $ 245
                                                                                                       ==========

Cash dividends ($.145 per share)                           (309)                                                           (309)

                          ----------    ----------   -----------    -----------       -----------                     ----------
Balance June 30, 1999       $ 7,450       $ 6,290       $ 8,147          $ (39)            $ (57)                      $ 21,791
                          ==========    ==========   ===========     ==========       ===========                     ==========


See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998
                    (Unaudited - dollar amounts in thousands)


                                                                         Six Months Ended
                                                                             June 30
Cash flows from operating activities:                                1999                 1998
                                                               -----------           ----------
    Net income                                                       $975                 $902
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                    334                  327
      Provision for probable loan losses                              120                  120
      Loss on sale of securities                                        3
      Gain on sale of real estate acquired in
        settlement of loans                                                                 (6)
      Amortization of premium on investment securities, net            33                   24
      Increase in accrued interest receivable                         (69)                (184)
      Decrease (increase) in other assets                            (406)                  19
      Increase (decrease) in other liabilities, net                   (22)                   7
----------------------------------------------                 -----------           ----------
    Net cash provided by operating activities                         968                1,209
----------------------------------------------                 -----------           ----------

Cash flows from investing activities:
    Purchase of investment securities                              (6,589)              (4,141)
    Proceeds from sales and maturities of
      investment securities                                        12,392                7,480
    Purchase of Federal Home Loan Bank common stock                   (68)                 (62)
    Proceeds from disposal of premises and equipment                                         3
    Purchases of premises and equipment                            (1,204)                (381)
    Proceeds from disposal of real estate
      acquired in settlement of loans                                                      496
    Net loan originations                                         (10,484)              (9,844)
----------------------------------------------                 -----------           ----------
    Net cash used by investing activities                          (5,953)              (6,449)
----------------------------------------------                 -----------           ----------

Cash flows from financing activities:
    Net increase in deposits                                        9,294                9,909
    Repayment of short-term borrowing                              (2,725)
    Originations of long-term borrowings                            3,000
    Dividends paid                                                   (154)
----------------------------------------------                 -----------           ----------
    Net cash provided by financing activities                       9,415                9,909
----------------------------------------------                 -----------           ----------

Increase in cash and cash equivalents                               4,430                4,669
Cash and cash equivalents at beginning of period                   11,787               12,706
                                                               -----------           ----------

Cash and cash equivalents at end of period                        $16,217              $17,375
==========================================                       ========             =======


Cash paid during the period:
    Interest                                                      $ 2,788              $ 2,600
    Taxes                                                             300                  277

Supplemental disclosures of noncash financing and investing activities:
    Cash dividends declared but not paid                            $ 155              $  --
    Unrealized gains (losses) on available-for-sale
    securities, net of deferred taxes                                (730)                  64
Recognition of unearned compensation                                    2

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks (with original maturities of ninety days or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3) ALLOWANCE FOR PROBABLE LOAN LOSSES

The following summarizes the activity in the allowance for probable loan losses for the three months ended June 30, 1999 and 1998, respectively.


                                             Six months ended June 30,
                                             --------------------------
                                                 1999           1998
                                             -----------    -----------

        Balance at the beginning of the
           period                            $ 2,750,000    $ 2,660,000
        Provision for probable loan losses       120,000        120,000
        Charge-offs                             (220,000)      (130,000)
        Recoveries                                50,000         41,000
                                             -----------    -----------

        Net charge-offs                         (170,000)       (89,000)

        Balance at the end of the period     $ 2,700,000    $ 2,691,000
                                             ===========    ===========


(4) NET INCOME PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 (discussed in note 7) had no dilutive effect on net income per share for the periods ended June 30, 1999.

                        ECB BANCORP, INC. AND SUBSIDIARY

(5) RECLASSIFICATIONS

Certain items in the prior period consolidated financial statements have been reclassified to conform with the current presentation. Such reclassifications had no impact on net income or shareholders' equity as previously reported.


(6) FORMATION OF BANK HOLDING COMPANY / MERGER OF BANK

On July 22, 1998, and pursuant to a charter amendment, the Bank effected a three-for-one stock split of the Bank's common stock increasing the number of shares of common stock from 593,418 to 1,780,254. Additionally, by way of the same charter amendment, the Bank increased the post-split par value of the common stock from $3.33 per share to $3.50 per share. In connection with the stock split and increase in par value, the Bank increased the capital surplus account in accordance with North Carolina General Statutes Section 53-88. All references to the number of common shares and per share amounts in the financial statements have been restated as appropriate to reflect the effect of the split for all periods presented. Additionally, common stock, capital surplus, and retained earnings have been restated for all periods presented as appropriate to reflect the stock split, the increase in par value, and the increase in the capital surplus account.

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


(7) OMNIBUS STOCK PLAN

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

During the second quarter of 1999, the Company issued 3,575 shares of restricted stock to certain officers of the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ECB Bancorp, Inc. ("Bancshares") is a bank holding company headquartered in Engelhard, North Carolina. Bancshares' wholly-owned subsidiary, The East Carolina Bank (the "Bank") (collectively referred to hereafter as the "Company"), is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 15 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Barco, Avon, Hatteras, Ocracoke, Washington and Greenville (two branches).

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


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


SUMMARY

For the six months ended June 30, 1999, the Company had net income of $975,000, or $0.46 basic and diluted earnings per share, compared to $902,000, or $0.51 basic and diluted earnings per share (as restated for three-for-one stock split effected July 22, 1998), for the six months ended June 30, 1998. For the six months ended June 30, 1999, net interest income increased 8.33% and non-interest income increased 2.12% when compared to the same period last year. Non-interest expense increased $279,000 or 6.74% for the six months ended June 30, 1999 as compared to the same period in 1998, partly attributable to general increases in salary and employee benefits expense of $183,000.

NET INTEREST INCOME


Net interest income for the six months ended June 30, 1999 was $4,866,000, an increase of $374,000 or 8.83% when compared to net interest income of $4,492,000 for the six months ended June 30, 1998. The net yield on interest-earning assets, on a tax-effected basis, for the six months ended June 30, 1999 was 5.24% compared to 5.42% in 1998. This modest decrease in the Company's net interest margin is attributable to three separate 25 basis point declines in the Company's prime rate during the fourth quarter of 1998. As a result, the Company's yield on its loan portfolio decreased 67 basis points when compared to six months ended June 30, 1998.

Total interest income increased $458,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, principally due to an increase in the average volume of loans of $15.5 million. Total interest expense increased $84,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, principally due to an increase in average money market checking balances of $11.6 million.

PROVISION FOR PROBABLE LOAN LOSSES

The provision for probable loan losses charged to operations during the first six months of 1999 was $120,000, compared to $120,000 during the first six months of 1998. Net charge-offs for the six months ended June 30, 1999 totaled $170,000, compared to net charge-offs of $89,000 during the same period of 1998. The increase in net charge-offs is the result of farm related credit loss of approximately $75,000 during the quarter ended June 30, 1999 and a reduction in recoveries of prior year charge-offs. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior past loan loss experience. Nonperforming assets, which consist of non-accrual loans, restructured debt and real estate acquired in settlement of loans, were $828,000 and $759,000 at June 30, 1999 and December 31, 1998, respectively. The increase in nonperforming assets is the result of non-accrual loans increasing $535,000 to $687,000 at June 30, 1999, offset by the reclassification of restructured loans down from $621,000 at December 31, 1998 to $87,000 at June 30, 1999. A large farm credit of approximately $465,000 placed on non-accrual status during the second quarter of 1999.


NON-INTEREST INCOME

Non-interest income increased $23,000 to $965,000 for the six months ended June 30, 1999 from $942,000 for the same period in 1998. This increase is principally due to mortgage loan origination fees of $18,000 generated by the Company's new mortgage loan product and payment processing fee income of $17,000, partially off set by a decrease in credit-life loan insurance fees of $19,000.

NON-INTEREST EXPENSE

Non-interest expense increased $279,000 or 6.74% to $4,421,000 for the six months ended June 30, 1999 from the same period in 1998. This increase is principally due to general increases in salary and employee benefits expense of $183,000. Equipment expense increased $46,000 as the Company continues to upgrade its branch platform automation. Other operating expenses increased $73,000 from $796,000 for the six months ended June 30, 1998 to $869,000 for the six months ended June 30, 1999. This increase is principally due to $27,000 of nonrecurring expenses related to the data conversion of credit card processing to a new vendor.


INCOME TAXES

Income tax expense for the six months ended June 30, 1999 and 1998 was $315,000 and $270,000, respectively, resulting in effective tax rates of 24.41% and 23.04%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

SUMMARY

For the three months ended June 30, 1999, the Company had net income of $493,000, or $0.23 basic and diluted earnings per share, compared to $501,000, or $0.28 basic and diluted earnings per share (as restated for three-for-one stock split effected July 22, 1998), for the three months ended June 30, 1998. For the quarter ended June 30, 1999, net interest income increased 5.67% and non-interest income increased $18,000 or 3.59% when compared to the same period last year. Non-interest expense increased $173,000 or

8.25% for the three month period ended June 30, 1999 as compared to the same period in 1998 partly attributable to the opening of the new Washington office and the addition of personnel at the Company's corporate office. Salary and employee benefits expense increased $98,000 to $1,143,000 compared to $1,045,000 during the second quarter of 1998.


NET INTEREST INCOME

Net interest income for the three months ended June 30, 1999 was $2,462,000, an increase of $132,000 or 5.67% when compared to net interest income of $2,330,000 for the three months ended June 30, 1998. The net yield on interest-earning assets, on a tax-equivalent basis, for the three months ended June 30, 1999 was 5.21% compared to 5.66% in 1998. This modest decrease in the Company's net interest margin is attributable to three separate 25 basis point declines in the Company's prime rate during the fourth quarter of 1998. As a result, the Company's yield on its loan portfolio decreased 73 basis points when compared to three months ended June 30, 1998.


Total interest income increased $197,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, principally due to an increase in the average volume of loans of $16.6 million. Total interest expense increased $65,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, as a result of interest-bearing demand deposits increasing by $16.5 million. The cost of funds for the Company during the three months ended June 30, 1999 decreased 26 basis points when compared to the three months ended June 30, 1998. The Company's decline in cost of funding was a result of increased non-interest bearing demand deposit balances of $5.6 million and a moderate decline in rates paid on interest bearing deposits since the second quarter of 1998.


PROVISION FOR PROBABLE LOAN LOSSES

The provision for probable loan losses charged to operations during the three months ended June 30, 1999 was $60,000, compared to $60,000 during the three months ended June 30, 1998. Net charge-offs for the quarter ended June 30, 1999 totaled $159,000, compared to net charge-offs of $54,000 during the same period of 1998. The increase in net charge-offs is the result of farm related credit loss of approximately $75,000 during the quarter ended June 30, 1999 and a reduction in recoveries of prior year charge-offs. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior past loan loss experience.


NON-INTEREST INCOME

Non-interest income increased $18,000 to $520,000 for the three months ended June 30, 1999 compared to the same period in 1998. Other service charges and fees decreased $10,000 during the second of 1999 when compared to the same period in 1998. This decrease is the result of decreased income on credit life insurance of approximately $18,000 and decreased merchant fee income of approximately $8,000, partially offset by payment processing fee income of $14,000 generated by the Company's operations center. During the second quarter of 1998, the Company experienced a net loss on the sale of real estate acquired in settlement of loans of approximately $20,000.

NON-INTEREST EXPENSE

Non-interest expense increased $173,000 or 8.25% to $2,269,000 for the three months ended June 30, 1999 from the same period in 1998. This increase is principally due to general increases in salary and employee benefits expense of $98,000. The opening of the Washington office accounted for approximately $31,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $44,000 of personnel expense. Occupancy expense decreased $32,000 for the quarter ended June 30, 1999 when compared to the prior year period as a result of the Company closing the Wal-Mart office at the end of the first quarter of 1999. Equipment expense increased $15,000 as the Company continues to upgrade its branch platform automation. Professional fees increased $65,000 for the three months ended June 30, 1999 to $117,000. This increase in professional fees is a combination of increased loan-related legal fees of approximately $24,000 and the reversal of $50,000 in accrued legal fees during the second quarter of 1998 relating to the formation of the holding company during the first quarter of 1998. Other operating expenses increased $42,000 from $422,000 for the three months ended June 30, 1998 to $464,000 for the three months ended June 30, 1999. This increase is principally due to increased charitable contributions of $15,000, loan collection expenses of $14,000 and stock transfer agent fees of $12,000, partially offset by other changes.


INCOME TAXES

Income tax expense for the three months ended June 30, 1999 and 1998 was $160,000 and $175,000, respectively, resulting in effective tax rates of 24.50% and 25.89%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

Total assets increased $9.6 million to $220.1 million, an increase of 4.58% when compared to $210.5 million at December 31, 1998. Asset growth was funded by increased interest-bearing demand deposits of $11.0 million partially offset by a decrease in certificates of deposits of $4.5 million.

Loans receivable increased from $133.0 million at December 31, 1998 to $143.3 million at June 30, 1999. The Company experiences seasonal loan growth during the first and second quarters of each year as farm production loans and commercial lines of credit are used by the Company's agricultural base and tourist related businesses on the "Outer Banks".

Shareholders' equity decreased by $62,000 from December 31, 1998 to June 30, 1999, as the Company generated net income of $975,000 and experienced a decrease of net unrealized gains on available-for-sale securities of $730,000. The Company paid cash dividends of $309,000 or 14.50 cents per share, during the first half of 1999.
No dividends were paid during the first two quarters of 1998.

ASSET QUALITY

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination. Nonperforming assets, which consist of non-accrual loans, restructured debt and real estate acquired in settlement of loans, were $828,000 and $759,000 at June 30, 1999 and December 31, 1998, respectively. The increase in nonperforming assets is the result of non-accrual loans increasing $535,000 to $687,000 at June 30, 1999, offset by the reclassification of restructured loans down from $621,000 at December 31, 1998 to $87,000 at June 30, 1999. At June 30, 1999, the
recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3,000 compared to $46,000 at December 31, 1998. These loans are on a non-accrual basis and the entire balance of which has been reserved in the allowance for probable loan loss.

REGULATORY MATTERS

Management is not presently aware of any current recommendation to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

LIQUIDITY

The Company relies on the investment portfolio, as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. These sources have allowed limited dependence on short-term borrowed funds for liquidity or for asset expansion. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta and Fed Fund lines with correspondent banks.

CAPITAL RESOURCES

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be `well capitalized,' the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of June 30, 1999, the Bank was in compliance with all of the aforementioned capital requirements and meets the `well-capitalized' definition that is used by the FDIC in its evaluation of member banks. Additionally, at June 30, 1999, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

CURRENT ACCOUNTING ISSUES


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all of the provisions of this statement is encouraged. The Company plans to adopt this statement at January 1, 2001 and does not anticipate any material effect on its consolidated financial statements.

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

The following paragraphs summarize the phases of the Company's Y2K plan:

AWARENESS PHASE
The Company formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. Additionally, the Company has continued to promote customer Year 2000 awareness in the communities it serves through Y2K related presentations to various civic groups and news releases. This phase is complete.

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

Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Company began identifying functional replacements which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems.
This phase is complete.

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

VALIDATION PHASE
The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company has created a test environment comprised of an IBM Model 170 dedicated to Y2K testing which is virtually insulated from production and development environments. The Company anticipates that the validation phase will absorb approximately 50% of the total Y2K resources (computer and personnel) over the life cycle of the project. The Company has increased staff in anticipation of that work effort. During the first quarter of 1999, the Company completed testing of its mission-critical systems. Testing was successfully completed on the Company's Automated Teller Machines (ATM's) and also completed testing with its ATM network provider. External testing with the Company's merchant processor of credit card transactions has been successfully completed. The Company's card services provider has successfully completed the validation phase of its Year 2000 Readiness Strategy. The Year 2000 validation process was developed by the vendor based on Federal Financial Institutions Examinations Council industry standards. All test results were collected, and required deliverables completed. Test results were reviewed by knowledgeable professionals for accuracy. A key component of the Year 2000 readiness process was comparing test system output to production system output. During the validation testing, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

IMPLEMENTATION PHASE.
The Company's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to mission critical and non-mission critical systems.

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

The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Company expects to incur total expenses of $75,000 to $100,000 relating to the Y2K conversion project. Expenses of approximately $16,000 were incurred and expensed by the Company in the first half of 1999 and the Company life-to-date has expensed approximately $75,000. The Company does not expect significant increases in future data processing costs relating to Y2K compliance.

CONTINGENCY PLANS.
 During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. The Company's contingency plans are based upon its most reasonably likely worst-case scenario of failure or interruptions of service from electrical and telephone providers. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers; therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheets software or reverting to manual systems until system problems can be corrected.


The majority of the Company's mission critical systems fall into the categories of its core-banking software, its proof of deposit system, and its automated teller machine network. The Company has received warranties from vendors to the effect that the proof of deposit and automated teller machine network software is Y2K-ready. While no warranty has been received with respect to the core-banking system, that system is used by a number of banking institutions and has been reviewed by a third party for year 2000 readiness.

With respect to each third party with whom the Company interfaces electronically or from whom it obtains services or supplies (such as the Company's credit and debit card processors, its correspondent bank, the Federal Reserve Bank of Richmond, its electric and telephone companies, and its suppliers of business forms), the Company has requested information regarding that party's preparations and state of preparedness with respect to Y2K issues. While, in general, no such third parties will give warranties or guarantees with respect to Y2K issues, the Company has received from each third party in writing an acknowledgment of that party's awareness of the Y2K issues, information regarding its plan for addressing Y2K concerns, and an assurance that steps are being taken to prevent service interruptions. While these assurances do not give the Company any specific legal rights or remedies, the Company generally is satisfied with the responses it has received. In the case of third parties with whom the Company interfaces electronically, testing of those interfaces is being conducted or is scheduled and interruptions in the services provided by such third parties have been taken into account in the Company's contingency plans (which, for example, provide for increased inventories of business forms and supplies, increased levels of cash on hand, use of a generator to operate the Company's main computer system and operations function, manual processing of branch transactions, direct clearing of checks through the Federal Reserve rather than through a correspondent bank, and, where possible, a change to a different third party supplier). Bancorp has competed a Business Continuity Plan as part of its Year 2000 contingency planning. The objective of these plans is to provide a plan of action in the event there are systems failures at critical dates. Accordingly, existing disaster recovery and business recovery plans are being updated taking into consideration various potential Year 2000 events. The Company is aware of the interagency statement, Guidance Concerning Contingency Planning in Connection With Year 2000 Readiness, issued May 13, 1998 and Question and Answers Concerning Year 2000 Contingency Planning issued January 5, 1999. The Year 2000 contingency plans were approved by the Company's Directors during the May 1999 Board meeting. The Company has contracted the services of an outside vendor, who is actively engaged as consultants by the banking community in North Carolina, to assist the Company in the review and development of a method of validation of its contingency plans. On July 22, 1999, the Company successfully tested its business resumption contingency plans. Additional testing and refinement of the plan is scheduled for the remaining months of 1999.


MANAGEMENT AWARENESS

Management is not aware of any known trends, events, uncertainties that will or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or other operations.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Registrant's Annual Meeting of Shareholders was held on April 28,
         1999.

(b) At the Annual Meeting, the following three Directors were elected for terms of three years or until their respective successors are duly elected and qualified: C. Gilbert Gibbs; J. Bryant Kittrell, III; B. Martelle Marshall; and R.S. Spencer, Jr.

         Voting for Directors was as follows:


                                             For              Withheld          Broker Non-vote
                                            ---------------------------------------------------
         C. Gilbert Gibbs                   1,753,567         225               0
         J. Bryant Kittrell, III            1,753,792         0                 0
         B. Martelle Marshall               1,753,660         132               0
         R.S. Spencer, Jr.                  1,753,792         0                 0


         In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

         1. Proposal to ratify the selection of KPMG LLP as independent auditors for the Registrant as described under the caption "Ratification of Selection of Independent Auditor" in the Registrant's Proxy Statement dated March 29, 1999 (approved by an affirmative vote of 1,751,095 shares or 99.8% of the shares that voted, with no negative votes and 2,697 shares not voted).

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

     On April 29, 1999, Registrant filed a Current Report on Form 8-KSB which was dated April 21, 1999 and reported its financial results for the quarter ended March 31, 1999. The filing did not contain any financial statements. On June 16, 1999, Registrant filed a Current Report on Form 8-KSB which was dated June 16, 1999 and reported the declaration of a quarterly cash dividend of $.0725 per share, payable July 15, 1999 to shareholders of record on June 30, 1999.

                                   SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ECB BANCORP, INC.
                                             (Registrant)

Date: August 13, 1999                      By: /s/ Arthur H. Keeney, III
---------------------                          -------------------------
                                                   Arthur H. Keeney, III
                                                   (President & CEO)


Date: August 13, 1999                      By: /s/ Gary M. Adams
---------------------                          -----------------
                                                  Gary M. Adams
                                                  (Senior Vice President  & CFO)