Form 10QSB
period 1999-09-30
ECB BANCORP INC
filed 1999-11-12
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________


                           Commission File No. 2017-6
                           --------------------------

                                ECB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)


       North Carolina                                   56-0215930
       --------------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              Post Office Box 337, Engelhard, North Carolina       27824
              -----------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)


                                 (252) 925-9411
                                 --------------
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

As of November 10, 1999, 2,122,029 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 19 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                          (dollar amounts in thousands)

                                                                            September 30,      December 31,
Assets                                                                          1999                1998*
-------------------------------------------------------------------------------------          -----------
                                                                          (unaudited)
Non-interest bearing deposits and cash                                       $12,073              $11,787
Federal funds sold                                                             4,175                    -
-------------------------------------------------------------------------------------          -----------
       Total cash and cash equivalents                                        16,248               11,787
-------------------------------------------------------------------------------------          -----------
Investment securities
   Available-for-sale, at market value (cost of $60,458 and                   60,107               58,394
   $57,375 at September 30, 1999 and December 31, 1998, respectively)
Loans                                                                        146,173              133,024
Allowance for probable loan losses                                            (2,714)              (2,750)
-------------------------------------------------------------------------------------          -----------
       Loans,net                                                             143,459              130,274
-------------------------------------------------------------------------------------          -----------
Real estate acquired in settlement of loans, net                                  54                   50
Federal Home Loan Bank common stock, at cost                                     633                  565
Bank premises and equipment, net                                               6,754                7,007
Accrued interest receivable                                                    2,639                2,096
Other assets                                                                   1,357                  311
-------------------------------------------------------------------------------------          -----------
Total                                                                       $231,251             $210,484
-------------------------------------------------------------------------------------          -----------
Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------          -----------
Deposits
   Demand, noninterest bearing                                               $43,536              $38,086
   Demand interest bearing                                                    64,950               48,111
   Savings                                                                    14,400               14,561
   Time                                                                       80,491               83,427
-------------------------------------------------------------------------------------          -----------
       Total deposits                                                        203,377              184,185
-------------------------------------------------------------------------------------          -----------
Short-term borrowings                                                            942                2,725
Long-term borrowings                                                           3,000                    -
Accrued interest payable                                                         765                  829
Other liabilities                                                              1,197                  892
-------------------------------------------------------------------------------------          -----------
       Total liabilities                                                     209,281              188,631
-------------------------------------------------------------------------------------          -----------
Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,122,029
     and 2,125,254 in 1999 and 1998, respectively.                             7,427                7,438
   Capital surplus                                                             6,234                6,261
   Retained earnings                                                           8,578                7,481
   Deferred compensation - restricted stock                                      (37)                   -
   Accumulated other comprehensive income (loss)                                (232)                 673
-------------------------------------------------------------------------------------          -----------
       Total shareholders' equity                                             21,970               21,853
-------------------------------------------------------------------------------------          -----------
Commitments and contingencies
-------------------------------------------------------------------------------------          -----------
Total                                                                       $231,251             $210,484
-------------------------------------------------------------------------------------          -----------

See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
         For the three and nine months ended September 30, 1999 and 1998
     (unaudited - dollar amounts in thousands, except net income per share)

                                                                     Three months ended                     Nine months ended
                                                                          September 30                        September 30
                                                                     1999             1998              1999                1998
----------------------------------------------                 -----------        ----------       -----------        ----------
Interest Income:
   Interest and fees on loans                                      $3,163            $3,249            $9,255            $9,068
   Interest on investment securities:
    Interest exempt from federal income taxes                         184               190               578               552
    Taxable interest income                                           594               445             1,636             1,346
   Interest on federal funds sold                                     131               105               226               188
----------------------------------------------                 -----------        ----------       -----------        ----------
       Total interest income                                        4,072             3,989            11,695            11,154
----------------------------------------------                 -----------        ----------       -----------        ----------
Interest expense:
   Deposits:
    Demand accounts                                                   348               174               902               488
    Savings                                                            56                70               165               214
    Time                                                              993             1,097             3,020             3,304
   Other                                                               42                 0               109                 8
----------------------------------------------                 -----------        ----------       -----------        ----------
       Total interest expense                                       1,439             1,341             4,196             4,014
----------------------------------------------                 -----------        ----------       -----------        ----------
    Net interest income                                             2,633             2,648             7,499             7,140
Provision for probable loan losses                                     60                60               180               180
----------------------------------------------                 -----------        ----------       -----------        ----------
   Net interest income after provision for probable loan losses     2,573             2,588             7,319             6,960
--------------------------------------------------------------------------        ----------       -----------        ----------
Non-interest income:
 Service charges on deposit accounts                                  329               324               995               984
 Other service charges and fees                                       223               217               496               479
 Net (loss) on sale of securities                                     (18)                -               (21)                -
 Net gain on sale of real estate acquired in settlement
      of loans                                                          -                 -                 -                 6
 Other operating income                                                53                12                82                26
----------------------------------------------                 -----------        ----------       -----------        ----------
       Total non-interest income                                      587               553             1,552             1,495
----------------------------------------------                 -----------        ----------       -----------        ----------
Non-interest expenses:
   Salaries                                                           896               810             2,601             2,376
   Retirement and other employee benefits                             268               235               794               717
   Occupancy                                                          189               197               516               545
   Equipment                                                          266               228               729               645
   Professional fees                                                   73                48               255               227
   Supplies                                                            30                60               168               182
   Telephone                                                           94                64               209               201
   Postage                                                             47                39               133               124
   Other operating expenses                                           498               462             1,377             1,268
----------------------------------------------                 -----------        ----------       -----------        ----------
       Total non-interest expenses                                  2,361             2,143             6,782             6,285
----------------------------------------------                 -----------        ----------       -----------        ----------
       Income before income taxes                                     799               998             2,089             2,170
Income taxes                                                          215               355               530               625
----------------------------------------------                 -----------        ----------       -----------        ----------
Net income                                                           $584              $643            $1,559            $1,545
----------------------------------------------                 -----------        ----------       -----------        ----------
Net income per share (basic and diluted)                            $0.28             $0.36             $0.73             $0.87
Weighted average common shares outstanding                      2,120,454         1,780,254         2,126,018         1,780,254
--------------------------------------------------------       -----------        ----------       -----------          ----------

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
              For the nine months ended September 30, 1999 and 1998
                    (unaudited - dollar amounts in thousands)

                                                                           Accumulated
                                                                              other
                           Common          Capital        Retained         comprehensive        Comprehensive
                            Stock          Surplus        Earnings           income                income               Total
                          ----------      ----------     -----------        ----------           -----------          ----------
Balance January 1, 1998      $6,231          $3,200          $5,975              $307                                   $15,713

Unrealized gains, net of
  income taxes of  $196                                                           381                  $381                 381
    Net income                                                1,545                 -                 1,545               1,545
                                                                                                 -----------
Total comprehensive income                                                                          $ 1,926
                                                                                                 ===========
                          ----------      ----------     -----------        ----------                                ----------
Balance September 30, 1998   $6,231          $3,200         $ 7,520             $ 688                                   $17,639
                          ==========      ==========     ===========        ==========                                ==========
                                                                  Deferred          Accumulated
                                                                 Compensation          Other
                           Common      Capital     Retained       Restricted        Comprehensive   Comprehensive
                            Stock      Surplus     Earnings        Stock             Income (loss)      income           Total
                          ----------   ----------  -----------   -----------       ---------------  --------------    ----------
Balance January 1, 1999      $7,438      $6,261      $7,481                              $673                           $21,853

Unrealized losses, net of
  income taxes of  $465                                                                  (905)          ($905)             (905)
    Net income                                        1,559                                             1,559              1,559
Deferred compensation -
  restricted stock issuance      12          29                     ($41)
Recognition of deferred
 compensation - restricted stock                                       4                                                       4
                                                                                                     ----------
Total comprehensive income                                                                              $ 654
                                                                                                     ==========
Repurchase of common stock      (23)        (56)                                                                             (79)

Cash dividends
  ($.2175 per share)                       (462)                                                         (462)
                          ----------  ----------   -----------   ----------       -----------                       ---------
Balance September 30, 1999   $7,427      $6,234     $ 8,578        $ (37)              $ (232)        $21,970
                          ==========  ==========   ===========   ==========       ===========        =========

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998
                    (Unaudited - dollar amounts in thousands)

                                                                        Nine Months Ended
                                                                          September 30
Cash flows from operating activities:                                1999                 1998
                                                               -----------           ----------
    Net income                                                     $1,559               $1,545
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                    499                  498
      Provision for probable loan losses                              180                  180
      (Gain)Loss on sale of premises & equipment                      (42)                   6
      Loss on sale of securities                                       21                   --
      (Gain) on sale of real estate acquired in
        settlement of loans                                            --                   (6)
      Amortization of premium on investment securities, net            42                   41
      Deferred compensation-restricted stock                            4                   --
      Increase in accrued interest receivable                        (543)                (400)
      Decrease (increase) in other assets                            (584)                (272)
      Increase (decrease) in other liabilities, net                    88                  410
----------------------------------------------                 -----------           ----------
    Net cash provided by operating activities                       1,224                2,002
----------------------------------------------                 -----------           ----------
Cash flows from investing activities:
    Purchase of investment securities                             (19,172)              (9,646)
    Proceeds from  sales of investment securities                   2,678
    Proceeds from  maturities of investment securities             13,347                8,884
    Purchase of Federal Home Loan Bank common stock                   (68)                 (62)
    Proceeds from disposal of premises and equipment                1,597                  255
    Purchases of premises and equipment                            (1,801)              (1,376)
    Proceeds from disposal of real estate
      acquired in settlement of loans                                  --                  496
    Net loan originations                                         (13,365)              (9,613)
----------------------------------------------                 -----------           ----------
    Net cash used by investing activities                         (16,784)             (11,062)
----------------------------------------------                 -----------           ----------
Cash flows from financing activities:
    Net increase  in deposits                                      19,192               10,580
    Net change in short-term borrowings                            (1,783)                  --
    Originations of long-term borrowings                            3,000                   --
    Repurchase of common stock                                        (79)                  --
   Dividends paid                                                    (309)                  --
----------------------------------------------                 -----------           ----------
    Net cash provided by financing activities                      20,021               10,580
----------------------------------------------                 -----------           ----------
Increase in cash and cash equivalents                               4,461                1,520
Cash and cash equivalents at beginning of period                   11,787               12,706
                                                               -----------           ----------
Cash and cash equivalents at end of period                       $16,248              $14,226
                                                               ===========           ==========
Cash paid during the period:
    Interest                                                      $ 4,260              $ 4,089
    Taxes                                                             425                  229

Supplemental disclosures of noncash financing and investing activities:
    Cash dividends declared but not paid                            $ 153                   --
    Unrealized gains (losses) on available-for-sale
    securities, net of deferred taxes                                (905)                 381

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ECB Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiary, The East Carolina Bank (the "Bank") (collectively referred to hereafter as the "Company"). The Bank has two wholly-owned subsidiaries, Carolina Financial Courier, Inc. and Carolina Financial Realty, Inc. All intercompany transactions and balances are eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks (with original maturities of ninety days or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3) ALLOWANCE FOR PROBABLE LOAN LOSSES

The following summarizes the activity in the allowance for probable loan losses for the nine months ended September 30, 1999 and 1998, respectively.



                                                 Nine months ended September 30,
                                                 -------------------------------
                                                    1999               1998
                                                    ----               ----
          Balance at the beginning of the
             period                              $2,750,000         $2,660,000
          Provision for probable loan losses        180,000            180,000
          Charge-offs                              (280,000)          (184,000)
          Recoveries                                 64,000             72,000
                                                     ------             ------

          Net charge-offs                          (216,000)          (112,000)
                                                  ---------          ---------

          Balance at the end of the period       $2,714,000         $2,728,000
                                                 ==========          =========

(4) NET INCOME PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 had no dilutive effect on net income per share for the three and nine month periods ended September 30, 1999 and 1998.

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

GENERAL
--------

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

SUMMARY
--------

For the nine months ended September 30, 1999, the Company had net income of $1,559,000, or $0.73 basic and diluted earnings per share, compared to $1,545,000, or $0.87 basic and diluted earnings per share, for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, net interest income increased 5.03% and non-interest income increased 3.81% when compared to the same period last year. Non-interest expense increased $497,000 or 7.91% for the nine months ended September 30, 1999 as compared to the same period in 1998, partly attributable to increases in salary and employee benefits expense of $379,000.

NET INTEREST INCOME
--------------------

Net interest income for the nine months ended September 30, 1999 was $7,499,000, an increase of $359,000 or 5.03% when compared to net interest income of $7,140,000 for the nine months ended September 30, 1998. The net yield on interest-earning assets, on a tax-effected basis, for the nine months ended September 30, 1999 was 5.21% compared to 5.67% in 1998. This modest decrease in the Company's net interest margin is attributable to three separate 25 basis point declines in the Company's prime rate during the fourth quarter of 1998. As a result, the Company's yield on its loan portfolio decreased 73 basis points when compared to nine months ended September 30, 1998.

Total interest income increased $458,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, principally due to an increase in the average volume of loans of $14.0 million. Total interest expense increased $182,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, principally due to an increase in average money market checking balances of $13.7 million.

PROVISION FOR PROBABLE LOAN LOSSES
----------------------------------

The provision for probable loan losses charged to operations during the first nine months of 1999 was $180,000, compared to $180,000 during the first nine months of 1998. Net charge-offs for the nine months ended September 30, 1999 totaled $216,000, compared to net charge-offs of $112,000 during the same period of 1998. The increase in net charge-offs is the result of farm related credit losses of approximately $75,000 during the quarter ended June 30, 1999 and a reduction in recoveries of prior year charge-offs. The amount charged to the provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior past loan loss experience. Following hurricanes Dennis and Floyd, management reviewed and assessed its larger credits to determine to what extent the storms may have had on certain borrowers ability to repay. No significant adverse effects are expected on the portfolio. Nonperforming assets, which consist of non-accrual loans, restructured debt and real estate acquired in settlement of loans, were $795,000 and $230,000 at September 30, 1999 and December 31, 1998, respectively. The increase in nonperforming assets is the result of non-accrual loans increasing $569,000 to $657,000 at September 30, 1999. A large farm credit of approximately $465,000 was placed on non-accrual status during the second quarter of 1999.

NON-INTEREST INCOME
--------------------

Non-interest income increased $57,000 to $1,552,000 for the nine months ended September 30, 1999 from $1,495,000 for the same period in 1998. This increase is principally due to mortgage loan origination fees of $53,000 generated by the Company's new mortgage loan product and payment processing fee income of $27,000, partially offset by decreases in net merchant discount fees of $39,000 and credit-life loan insurance fees of $19,000.

NON-INTEREST EXPENSE
---------------------

Non-interest expense increased $497,000 or 7.91% to $6,782,000 for the nine months ended September 30, 1999 from the same period in 1998. This increase is principally due to increases in salary and employee benefits expense of $379,000. Additional staffing in the Bank's home office area accounted for approximately $115,000 of this increase while the Banks' new office in Washington accounted for an additional $70,000 in staffing expense. Employee benefits increased approximately $77,000 as a result of increased incentive pay accruals and 401-K match contributions. Equipment expense increased $84,000 as the Company continues to upgrade its branch platform automation. Other operating expenses increased $109,000 from $1,268,000 for the nine months ended September 30, 1998 to $1,377,000 for the nine months ended September 30, 1999. This increase is principally due to $27,000 of nonrecurring expenses related to the data conversion of credit card processing to a new vendor and BEST checking account expense of $20,000.

INCOME TAXES
------------

Income tax expense for the nine months ended September 30, 1999 and 1998 was $530,000 and $625,000, respectively, resulting in effective tax rates of 25.37% and 28.80%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

SUMMARY
--------

For the three months ended September 30, 1999, the Company had net income of $584,000, or $0.28 basic and diluted earnings per share, compared to $643,000, or $0.36 basic and diluted earnings per share, for the three months ended September 30, 1998. For the quarter ended September 30, 1999, net interest income was basically unchanged and non-interest income increased $34,000 or 6.15% when compared to the same period last year. Non-interest expense increased $218,000 or 10.17% for the three month period ended September 30, 1999 as compared to the same period in 1998 partly attributable to the opening of the new Washington office and the addition of personnel at the Company's corporate office. Salary and employee benefits expense increased $119,000 to $1,164,000 compared to $1,045,000 during the third quarter of 1998.

NET INTEREST INCOME
-------------------

Net interest income for the three months ended September 30, 1999 was $2,633,000, a slight decrease of $15,000 or 0.57% when compared to net interest income of $2,648,000 for the three months ended September 30, 1998. The net yield on interest-earning assets, on a tax-equivalent basis, for the three months ended September 30, 1999 was 5.29% compared to 5.95% in 1998. This decrease in the Company's net interest margin is attributable to three separate 25 basis point declines in the Company's prime rate during the fourth quarter of 1998 and interest recoveries on non-accrual loans in the amount of approximately $150,000 in the third quarter of 1998. As a result, the Company's yield on its loan portfolio decreased 104 basis points when compared to three months ended September 30, 1998.

Total interest income increased $83,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, principally due to an increase in the average volume of loans of $11.8 million. Total interest expense increased $98,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, as a result of interest-bearing demand deposits increasing by $18.0 million. The cost of funds for the Company during the three months ended September 30, 1999 decreased 23 basis points when compared to the three months ended September 30, 1998. The Company's decline in cost of funding was a result of increased non-interest bearing demand deposit balances of $3.0 million and a moderate decline in rates paid on interest bearing deposits since the third quarter of 1998.

PROVISION FOR PROBABLE LOAN LOSSES
----------------------------------

The provision for probable loan losses charged to operations during the three months ended September 30, 1999 was $60,000, compared to $60,000 during the three months ended September 30, 1998. Net charge-offs for the quarter ended September 30, 1999 totaled $46,000, compared to net charge-offs of $22,000 during the same period of 1998. The increase in net charge-offs is the result of a reduction in recoveries of prior year charge-offs. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior past loan loss experience.

NON-INTEREST INCOME
-------------------

Non-interest income increased $34,000 to $587,000 for the three months ended September 30, 1999 compared to the same period in 1998. Other service charges and fees increased $6,000 due primarily to increased mortgage loan origination fees of $36,000 generated by the Company's new mortgage loan product and payment processing fee income of $10,000. These increases were offset by decreases in net merchant discount fees of $29,000 and decreased ATM fees of $10,000. Other operating income increased $41,000 during the third quarter of 1999 when compared to the same period in 1998. This increase is primarily the result of a net gain on the sale of fixed assets of approximately $42,000.

NON-INTEREST EXPENSE
--------------------

Non-interest expense increased $218,000 or 10.17% to $2,361,000 for the three months ended September 30, 1999 from the same period in 1998. This increase is principally due to general increases in salary and employee benefits expense of $119,000. The opening of the Washington office accounted for approximately $39,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $30,000 of personnel expense. Occupancy expense decreased $8,000 for the quarter ended September 30, 1999 when compared to the prior year period as a result of the Company closing the Wal-Mart office at the end of the first quarter of 1999. Equipment expense increased $38,000 as the Company continues to upgrade its branch platform automation. Professional fees increased $25,000 for the three months ended September 30, 1999 to $73,000. This increase in professional fees is a combination of increased loan-related legal fees of approximately $16,000. Non loan related legal expense increased approximately $6,000 compared to the same period in 1998. Other operating expenses increased $36,000 from $462,000 for the three months ended September 30, 1998 to $498,000 for the three months ended September 30, 1999. This increase is principally due to increased advertising and public relations of $19,000.

INCOME TAXES
------------

Income tax expense for the three months ended September 30, 1999 and 1998 was $215,000 and $355,000, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

Total assets increased $20.8 million to $231.3 million, an increase of 9.87% when compared to $210.5 million at December 31, 1998. Asset growth was funded by increased interest-bearing demand deposits of $16.8 million and an increase in non-interest-bearing demand deposits of approximately $5.4 million, partially offset by a decrease in certificates of deposits of $3.0 million. The increase in interest-bearing demand deposits is the result on the Bank's introduction on a high yield money market instrument during the third quarter of 1998.

Loans receivable increased from $133.0 million at December 31, 1998 to $146.2 million at September 30, 1999. The Company experiences seasonal loan growth during the first and second quarters of each year as farm production loans and commercial lines of credit are used by the Company's agricultural base and tourist related businesses on the "Outer Banks".

Shareholders' equity increased by $117,000 from December 31, 1998 to September 30, 1999, as the Company generated net income of $1,559,000 and experienced a decrease of net unrealized gains on available-for-sale securities of $905,000. The Company declared cash dividends of $462,000 or 21.75 cents per share, during the first nine months of 1999. No dividends were paid in the first nine months of 1998.

ASSET QUALITY
-------------

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination. Nonperforming assets, which consist of non-accrual loans, restructured debt and real estate acquired in settlement of loans, were $795,000 and $759,000 at September 30, 1999 and December 31, 1998, respectively. The increase in nonperforming assets is the result of non-accrual loans increasing $599,000 to $657,000 at September 30, 1999, offset by the reclassification of restructured loans down from $621,000 at December 31, 1998 to $84,000 at September 30, 1999. At September 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,000 compared to $46,000 at December 31, 1998. These loans are on a non-accrual basis and the entire balance of which has been reserved in the allowance for probable loan losses.

REGULATORY MATTERS
------------------

Management is not presently aware of any current recommendation to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

LIQUIDITY
---------

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

CAPITAL RESOURCES
-----------------

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be `well capitalized,' the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of September 30, 1999, the Bank was in compliance with all of the aforementioned capital requirements and meets the `well-capitalized' definition that is used by the FDIC in its evaluation of member banks. Additionally, at September 30, 1999, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

CURRENT ACCOUNTING ISSUES
-------------------------

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all of the provisions of this statement is encouraged. The Company plans to adopt this statement at January 1, 2001 and does not anticipate any effect on its consolidated financial statements.

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

YEAR 2000 ISSUE
---------------

GENERAL
The year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the potential inability of certain computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with nine digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

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

The Company is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Company expects to incur total expenses of $75,000 to $100,000 relating to the Y2K conversion project. Expenses of approximately $18,000 were incurred and expensed by the Company in the first nine months of 1999 and the Company life-to-date has expensed approximately $77,000. The Company does not expect significant increases in future data processing costs relating to Y2K compliance.

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

MANAGEMENT AWARENESS
--------------------

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

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a)      Exhibits:

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-KSB

         On July 19, 1999, Registrant filed a Current Report on Form 8-KSB which was dated July 15, 1999 and reported its financial results for the quarter ended June 30, 1999. The filing did not contain any financial statements.

                                   SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ECB BANCORP, INC.
                                -----------------
                                  (Registrant)

Date: November 10, 1999                       By: /s/ Arthur H. Keeney, III
-----------------------                           -------------------------
                                                  Arthur H. Keeney, III
                                                 (President & CEO)


Date: November 10, 1999                       By: /s/ Gary M. Adams
-----------------------                           -----------------
                                                     Gary M. Adams
                                              (Senior Vice President  & CFO)