Form 10KSB
period 1999-12-31
ECB BANCORP INC
filed 2000-03-28
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 COMMISSION FILE NO. 0-24753

                                ECB BANCORP, INC.
       -------------------------------------------------------------------
               (Name of small business issuer in its charter)

----------------------------------------------- ----- -------------------------
                NORTH CAROLINA                            56-2090738
-----------------------------------------------      --------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

----------------------------------------------- ----- -------------------------
----------------------------------------------- ----- -------------------------

              POST OFFICE BOX 337
           ENGELHARD, NORTH CAROLINA                      27824
----------------------------------------------- ----- -------------------------
   (Address of principal executive offices)            (Zip Code)
----------------------------------------------- ----- -------------------------
                                 (252) 925-9411
         --------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Act:   NONE
                                                      -----------------

Securities registered under Section 12(g) of the Act: COMMON STOCK, $3.50 PAR VALUE PER SHARE
                                                      -----------------------------------------
                                                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
                           YES     X            NO
                                ------             ------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Registrant's revenues for its most recent fiscal year were:.  $ 17,957,609
                                                                       --------------

         On March 23, 2000, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $14,866,560 .
                        -----------
         On March 23, 2000, the number of outstanding shares of Registrant's common stock was 2,120,854.
                 ---------
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein in Part II.
         Portions of Registrant's definitive Proxy Statement dated March 20, 2000, are incorporated herein in Part III.

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

         THE BANK. The Bank is an FDIC-insured, North Carolina-chartered bank which was organized in 1919 and is engaged in a general, community-oriented commercial and consumer banking business. The Bank currently maintains 15 full-service banking offices in six counties in North Carolina, together with one mortgage loan production office, and its deposits are insured under the FDIC's Bank Insurance Fund ("BIF") to the maximum amount permitted by law. The Bank has two wholly-owned subsidiaries. Carolina Financial Realty, Inc. ("CFR") holds title to five of the Bank's branch offices which it leases to the Bank. The second subsidiary, Carolina Financial Courier, Inc., formerly provided courier services to the Bank but currently contracts with a third-party for such services.

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

         COMPETITION. The Bank competes for deposits in its banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Commercial banking in the Bank's banking markets and in North Carolina as a whole is extremely competitive. North Carolina is the home of three of the largest commercial banks in the Southeast, each of which has branches located in certain of the Bank's markets, and 14 other commercial banks, thrift institutions and credit unions also are represented in its banking markets.

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

         SUPERVISION AND REGULATION. Registrant is a bank holding company registered with the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and, as such, is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB under the BHCA. Registrant's activities are limited to those permitted for bank holding companies under the BHCA, and it is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other financial institution or bank holding company. Additionally, the BHCA prohibits Registrant from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for bank holding companies.

         Bank holding companies are required to serve as a source of financial strength for its depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their regulators, subject to certain limits.

         As an insured, state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Commissioner of Banks (the

"Commissioner"). Absent approval of the FDIC, it is prohibited from engaging as principal in activities that are not permitted for national banks, and it is prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

         As a subsidiary of Registrant, the Bank subject to restrictions under Federal law on the amount of, and its ability to enter into, transactions with, or investments in the securities of, Registrant and other entities considered to be "affiliates" of the Bank.

         Though it is not a member of the Federal Reserve System, the Bank is subject to the FRB's reserve requirements applicable to all banks, and its business is significantly influenced by the fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the Bank's cost and the availability of funds and the rates of interest charged on its loans and paid on its deposits.

The FRB, the FDIC and the Commissioner have broad powers to enforce laws and regulations applicable to Registrant and the Bank and to require corrective action of conditions affecting the Bank's safety and soundness. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

         EMPLOYEES. Registrant does not have any separate employees. As of December 31, 1999, the Bank employed 143 full-time employees (including its and Registrant's executive officers) and 16 part-time employees. The Bank and its employees are not parties to any collective bargaining agreement, and the Bank considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Registrant's offices are located in the Bank's corporate offices in Engelhard, North Carolina, and Registrant does not own or lease any separate properties. The Bank maintains the following 15 offices, seven of which it owns, five of which are owned by CFR and leased to the Bank, two of which are held under leases with unaffiliated third parties, and one of which was constructed by the Bank on property held under a ground lease with an unaffiliated third party. All of the Bank's existing banking offices are in good condition and fully equipped for the Bank's purposes.

  CENTRAL REGION:       Engelhard main banking and corporate office (owned)
                        Swan Quarter branch office (owned)
                        Fairfield branch office (leased from CFR)
                        Columbia branch office (leased from CFR)
                        Creswell branch office (owned)
                        Washington branch office (leased)

  WESTERN REGION:       Greenville Arlington branch office (owned)
                        Greenville University Medical Center branch office (owned)


  OUTER BANKS REGION:   Barco branch office (ground lease)
                        Southern Shores/Kitty Hawk branch office (leased from CFR)
                        Nags Head branch office (leased from CFR)
                        Manteo branch office (owned)
                        Avon branch office (leased)
                        Hatteras branch office (leased from CFR)
                        Ocracoke branch office (owned)

ITEM 3.  LEGAL PROCEEDINGS.

         At December 31, 1999, Registrant was not a party to any legal proceeding that is expected to have a material effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference to page 8 of Registrant's 1999 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Incorporated herein by reference to pages 29 through 43 of Registrant's 1999 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS.

         Incorporated herein by reference to pages 11 through 28 of Registrant's 1999 Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Incorporated herein by reference from pages 3 through 5 (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal 1:
Election of Directors" and "Executive Officers") of Registrant's definitive Proxy Statement dated March 20, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated herein by reference from pages 5 through 7 (under the caption "Director Compensation," "Executive Compensation" and "Stock Options") of Registrant's definitive Proxy Statement dated March 20, 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to page 2 (under the caption "Beneficial Ownership of Securities") of Registrant's definitive Proxy Statement dated March 20, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to page 7 (under the caption "Transactions with Management") of Registrant's definitive Proxy Statement dated March 20, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS.     The following exhibits are filed herewith or
incorporated  herein by reference as part of this Report.

         EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------

          3.1 Registrant's Articles of Incorporation (incorporated by reference from Exhibit 3.1 Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

          3.2           Registrant's Bylaws (incorporated by reference from
                        Exhibit 3.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

          10.1 Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

          10.2 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

          10.3 Form of Employee Stock Option Agreement (incorporated by reference from Exhibit 10.3 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

          10.4 Form of Restricted Stock Agreement (incorporated by reference from Exhibit 99.4 to Registrant's Registration Statement Form S-8, Reg. No. 333-77689)

          13.1 Registrant's 1999 Annual Report to Shareholders (filed herewith)

          21 List of subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

          23            Consent of KPMG LLP  (filed herewith)

          27            Financial data schedule (filed herewith)

          99 Registrant's definitive Proxy Statement dated March 20, 2000, as filed with the Securities and Exchange Commission (not being refiled)

         (B) REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ECB BANCORP, INC.



DATE: MARCH 23, 2000                 BY:  /s/ Arthur H. Keeney, III
                                        --------------------------------------
                                           Arthur H. Keeney, III
                                           President and Chief Executive Officer




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

        SIGNATURE                           TITLE                                  DATE
        ---------                           -----                                  ----



 /s/ Arthur H. Keeney, III                  President, Chief Executive          March 23, 2000
---------------------------------
     Arthur H. Keeney, III                  Officer and Director
                                            (principal executive officer)


 /s/ Gary M. Adams                          Senior Vice President and           March 23, 2000
---------------------------------           Chief Financial Officer
     Gary M. Adams                          (principal financial and
                                            accounting officer)


 /s/ R. S. Spencer, Jr.                     Chairman                            March 23, 2000
---------------------------------
     R. S. Spencer, Jr.



 /s/ George T. Davis, Jr.                   Director                            March 23, 2000
---------------------------------
     George T. Davis, Jr.



 /s/ C. Gilbert Gibbs                       Director                            March 23, 2000
---------------------------------
     C. Gilbert Gibbs



 /s/ Gregory C. Gibbs                       Director                            March 23, 2000
---------------------------------
     Gregory C. Gibbs

 /s/ John F. Hughes, Jr.                    Director                            March 23, 2000
---------------------------------
     John F. Hughes, Jr.



 /s/ J. Bryant Kittrell, III                Director                            March 23, 2000
---------------------------------
     J. Bryant Kittrell, III



                                            Director                            March 23, 2000
---------------------------------
     Joseph T. Lamb, Jr.



 /s/ B. Martelle Marshall                   Director                            March 23, 2000
---------------------------------
     B. Martelle Marshall



 /s/ Robert L. Mitchell                     Director                            March 23, 2000
---------------------------------
     Robert L. Mitchell



 /s/ Ray M. Spencer                         Director                            March 23, 2000
---------------------------------
     Ray M. Spencer

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                           DESCRIPTION
  ------                           -----------

   3.1 Registrant's Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

   3.2            Registrant's Bylaws (incorporated by reference from Exhibit
                  3.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

   10.1 Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibit 10.1 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

   10.2 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

   10.3 Form of Employee Stock Option Agreement (incorporated by reference from Exhibit 10.3 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

   10.4 Form of Restricted Stock Agreement (incorporated by reference from Exhibit 99.4 to Registrant's Registration Statement Form S-8, Reg. No. 333-77689)

   13.1 Registrant's 1999 Annual Report to Shareholders (filed herewith)

   21 List of subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 Registrant's Registration Statement on
                  Form SB-2, Reg. No. 333-61839)

   23             Consent of KPMG LLP (filed herewith)

   27             Financial data schedule (filed herewith)

   99 Registrant's definitive Proxy Statement dated March 20, 2000, as filed with the Securities and Exchange Commission (not being refiled)