Form 10QSB
period 2000-03-31
ECB BANCORP INC
filed 2000-05-12
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________


                           Commission File No. 2017-6

                                ECB Bancorp, Inc.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                           56-0215930
        ---------------                           ----------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)


              Post Office Box 337, Engelhard, North Carolina 27824
            ---------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)


                                 (252) 925-9411
                           -------------------------
              (Registrant's telephone number, including area code)

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

As of May 8, 2000, 2,117,154 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 13 pages.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                          (dollar amounts in thousands)



                                                                            March 31,        December 31,
ASSETS                                                                          2000                1999*
-------------------------------------------------------------------------------------          -----------
                                                                          (unaudited)
Non-interest bearing deposits and cash                                       $13,739              $11,139
Federal funds sold                                                             6,025                6,650
-------------------------------------------------------------------------------------          -----------
       Total cash and cash equivalents                                        19,764               17,789
-------------------------------------------------------------------------------------          -----------

INVESTMENT SECURITIES
   Available-for-sale, at market value (cost of $61,042 and
   $59,797 at March 31, 2000 and December 31, 1999, respectively)             59,940               58,939

LOANS                                                                        153,870              147,676
Allowance for probable loan losses                                            (2,698)              (2,700)
-------------------------------------------------------------------------------------          -----------
       Loans, net                                                            151,172              144,976
-------------------------------------------------------------------------------------          -----------

Real estate acquired in settlement of loans, net                                  83                  183
Federal Home Loan Bank common stock, at cost                                     633                  633
Bank premises and equipment, net                                               6,663                6,727
Accrued interest receivable                                                    2,389                2,259
Other assets                                                                   1,841                1,607
-------------------------------------------------------------------------------------          -----------
TOTAL                                                                       $242,485             $233,113
-------------------------------------------------------------------------------------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------          -----------
Deposits
   Demand, noninterest bearing                                               $44,784              $43,638
   Demand interest bearing                                                    62,064               60,623
   Savings                                                                    13,659               14,823
   Time                                                                       93,000               84,217
-------------------------------------------------------------------------------------          -----------
       Total deposits                                                        213,507              203,301
-------------------------------------------------------------------------------------          -----------

Short-term borrowings                                                          1,653                2,738
Long-term obligations                                                          3,000                3,000
Accrued interest payable                                                         918                  817
Other liabilities                                                              1,190                1,195
-------------------------------------------------------------------------------------          -----------
       Total liabilities                                                     220,268              211,051
-------------------------------------------------------------------------------------          -----------

SHAREHOLDERS' EQUITY
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,118,554
     and 2,121,529 in 2000 and 1999, respectively.                             7,416                7,425
   Capital surplus                                                             6,211                6,229
   Retained earnings                                                           9,350                9,009
   Deferred compensation - restricted stock                                      (33)                 (35)
   Accumulated other comprehensive loss                                         (727)                (566)
-------------------------------------------------------------------------------------          -----------
       Total shareholders' equity                                             22,217               22,062
-------------------------------------------------------------------------------------          -----------

Commitments
-------------------------------------------------------------------------------------          -----------
TOTAL                                                                       $242,485             $233,113
-------------------------------------------------------------------------------------          -----------

See accompanying notes to consolidated financial statements.
* Derived from auditied consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
               For the three months ended March 31, 2000 and 1999
     (unaudited - dollar amounts in thousands, except net income per share)


                                                                                 Three months ended
                                                                                      March 31
                                                                          --------------------------------
                                                                                2000                 1999
--------------------------------------------------------                  -----------          -----------
INTEREST INCOME:
   Interest and fees on loans                                                 $3,367               $2,980
   Interest on investment securities:
    Interest exempt from federal income taxes                                    171                  197
    Taxable interest income                                                      749                  546
   Interest on federal funds sold                                                 65                   42
--------------------------------------------------------                  -----------          -----------
       Total interest income                                                   4,352                3,765
--------------------------------------------------------                  -----------          -----------

INTEREST EXPENSE:
   Deposits:
    Demand accounts                                                              329                  239
    Savings                                                                       56                   56
    Time                                                                       1,167                1,032
    Short-term borrowings                                                         29                    6
    Long-term obligations                                                         36                   28
--------------------------------------------------------                  -----------          -----------
       Total interest expense                                                  1,617                1,361
--------------------------------------------------------                  -----------          -----------

       NET INTEREST INCOME                                                     2,735                2,404
Provision for probable loan losses                                                60                   60
--------------------------------------------------------                  -----------          -----------
       Net interest income after provision for probable loan losses            2,675                2,344
--------------------------------------------------------                  -----------          -----------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                           342                  322
   Other service charges and fees                                                105                  105
   Other operating income                                                         17                   18
--------------------------------------------------------                  -----------          -----------
       Total other income                                                        464                  445
--------------------------------------------------------                  -----------          -----------

NON-INTEREST EXPENSE:
   Salaries                                                                      921                  828
   Retirement and other employee benefits                                        296                  260
   Occupancy                                                                     210                  181
   Equipment                                                                     256                  237
   Professional fees                                                              54                   65
   Supplies                                                                       99                   64
   Telephone                                                                      96                   61
   Postage                                                                        49                   46
   Other operating expenses                                                      462                  410
--------------------------------------------------------                  -----------          -----------
       Total other expenses                                                    2,443                2,152
--------------------------------------------------------                  -----------          -----------

       INCOME BEFORE INCOME TAXES                                                696                  637
INCOME TAXES                                                                     180                  155
--------------------------------------------------------                  -----------          -----------
Net income                                                                      $516                 $482
--------------------------------------------------------                  -----------          -----------

Net income per share (basic and diluted)                                       $0.24                $0.23
Weighted average common shares outstanding                                 2,117,504            2,125,254
--------------------------------------------------------                  -----------          -----------

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                   Three months ended March 31, 2000 and 1999
                    (unaudited - dollar amounts in thousands)



                                                                          Accumulated
                                                                             Other
                                   Common      Capital      Retained     Comprehensive    Comprehensive
                                   Stock       Surplus      Earnings         Income           Income          Total
                                   ------      -------      --------      ----------       ----------      ---------
Balance January 1, 1999            $7,438       $6,261       $7,481          $673                           $21,853

Unrealized losses, net of
  income taxes of  $138                                                      (270)            ($270)           (270)

    Net income                                                  482                             482             482
                                                                                              -----
Total comprehensive income                                                                     $212
                                                                                              =====

Cash dividends ($.0725 per share)                              (155)                                           (155)
                                  -------      -------      -------         -----                           -------
Balance March 31, 1999             $7,438       $6,261       $7,808          $403                           $21,910
                                  =======      =======      =======         =====                           =======




                                                                            Deferred       Accumulated
                                                                          Compensation        Other
                                  Common        Capital     Retained       Restricted     Comprehensive   Comprehensive
                                   Stock        Surplus     Earnings         Stock        Income (Loss)      Income         Total
                                  -------      --------     --------       ----------     ------------      ---------     ----------
Balance January 1, 2000            $7,425       $6,229       $9,009          ($35)            ($566)                        $22,062

Unrealized losses, net of
  income taxes of  $83                                                                         (161)          ($161)           (161)

    Net income                                                  516                                             516             516

Recognition of deferred
  compensation - restricted stock                                               2                                                 2

                                                                                                             ------
Total comprehensive income                                                                                     $355
                                                                                                             =======

Repurchase of common stock             (9)         (18)                                                                         (27)

Cash dividends ($.0825 per share)                              (175)                                                           (175)

                                   ------       ------       ------          ----             -----                         -------
Balance March 31, 2000             $7,416       $6,211       $9,350          $(33)            $(727)                        $22,217
                                   ======       ======       ======          ====             =====                         =======


See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999
                    (Unaudited - dollar amounts in thousands)


                                                                       Three Months Ended
                                                                           March 31,
                                                               --------------------------------
Cash flows from operating activities:                                2000                 1999
                                                               -----------           ----------
    Net income                                                       $516                 $482
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                    169                  172
      Amortization of investment securities, net                       (9)                  12
      Provision for probable loan losses                               60                   60
      Deferred compensation - restricted stock                          2                    -
      Decrease (increase) in accrued interest receivable             (130)                  15
      Gain on sale of real estate acquired in
        settlement of loans                                            (9)                   -
      Increase in other assets                                       (150)                (354)
      Increase (decrease) in accrued interest payable                 101                   (4)
      Increase in postretirement benefit liability                     25                   25
      Increase (decrease) in other liabilities, net                   (52)                 200
----------------------------------------------                 -----------           ----------
    Net cash provided by operating activities                         523                  608
----------------------------------------------                 -----------           ----------

Cash flows from investing activities:
    Proceeds from maturities of investment securities
      classified as available-for-sale                              4,153                6,880
    Purchases of investment securities classified
      as available-for-sale                                        (5,389)                (380)
    Purchase of Federal Home Loan Bank common stock                     -                  (68)
    Purchases of premises and equipment                              (105)                (594)
    Proceeds from disposal of real estate acquired in
      settlement of loans and real estate held for sale               109                    -
    Net loan originations                                          (6,256)              (6,164)
----------------------------------------------                 -----------           ----------
    Net cash used by investing activities                          (7,488)                (326)
----------------------------------------------                 -----------           ----------

Cash flows from financing activities:
    Net increase in deposits                                       10,206                2,173
    Net decrease in short term borrowings                          (1,085)              (2,725)
    Proceeds from long term borrowings                                  -                3,000
    Dividends paid                                                   (154)                   -
    Repurchase of common stock                                        (27)                   -
----------------------------------------------                 -----------           ----------
    Net cash provided by financing activities                       8,940                2,448
----------------------------------------------                 -----------           ----------

Increase in cash and cash equivalents                               1,975                2,730
Cash and cash equivalents at beginning of period                   17,789               11,787
                                                               -----------           ----------

Cash and cash equivalents at end of period                        $19,764              $14,517
                                                               ===========           ==========


Cash paid during the period:
    Interest                                                      $ 1,516              $ 1,365
    Taxes                                                              52                    -

Supplemental disclosures of noncash financing
  and investing activities:
    Cash dividends declared but not paid                            $ 175                $ 155
    Unrealized losses on available-for-sale
       securities, net of deferred taxes                             (161)                (270)

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks (with original maturities of ninety days or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3) ALLOWANCE FOR PROBABLE LOAN LOSSES

The following summarizes the activity in the allowance for probable loan losses for the three months ended March 31, 2000 and 1999, respectively.


                                                   Three months ended March 31,
                                                  -----------------------------
                                                     2000                1999
                                                  -----------       -----------
Balance at the beginning of the
   period                                         $ 2,700,000         2,750,000
Provision for probable loan losses                     60,000            60,000
Charge-offs                                           (78,000)          (24,000)
Recoveries                                             16,000            13,000
                                                  -----------       -----------

Net charge-offs                                       (62,000)          (11,000)
                                                  -----------       -----------

Balance at the end of the period                  $ 2,698,000         2,799,000
                                                  ===========       ===========

(4) NET INCOME PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 had no dilutive effect on net income per share for the three months ended March 31, 2000 and 1999.

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


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

SUMMARY

For the three months ended March 31, 2000, the Company had net income of $516,000, or $0.24 basic and diluted earnings per share, compared to $482,000, or $0.23 basic and diluted earnings per share, for the three months ended March 31, 1999. For the quarter ended March 31, 2000, net interest income increased 13.77% and non-interest income increased 4.27% when compared to the same period last year. Non-interest expense increased $291,000 or 13.52% for the three month period ended March 31, 2000 as compared to the same period in 1999, principally attributable to general increases in salary and employee benefits expense of $129,000.

NET INTEREST INCOME

Total interest income increased $587,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, principally due to an increase in the average volume of loans of $17.1 million. Total interest expense increased $256,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, as a result of average balances of interest-bearing demand deposits increasing by $12.4 million. The cost of funds for the Company during the first three months of 2000 increased 18 basis points when compared to the three months ended March 31, 1999. The Company's increase in cost of funding was a result of increased money market deposit average balances of $11.4 million and a general increase in rates paid on certificates of deposits since the first quarter of 1999.

Net interest income for the three months ended March 31, 2000 was $2,735,000, an increase of $331,000 or 13.77% when compared to net interest income of $2,404,000 for the three months ended March 31, 1999. Yield on average earning assets, on a tax-equivalent basis, for the three months ended March 31, 2000 was 8.14% compared to 8.08% in 1999. The Company's net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2000 was 5.18% compared to 5.24% in 1999. This modest decrease in the Company's net interest margin is attributable to an increased cost of funding certificates of deposit of 41 basis points as a result of a higher interest rate environment compared to first quarter of 1999 and increased money market balances.

PROVISION FOR PROBABLE LOAN LOSSES

The provision for probable loan losses charged to operations was $60,000 during the first three months of 2000 and the first three months of 1999. Net charge-offs for the three months ended March 31, 2000 totaled $62,000, compared to net charge-offs of $11,000 during the same period of 1999. The provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior past loan loss experience.

NON-INTEREST INCOME

Non-interest income increased $19,000 to $464,000 for the three months ended March 31, 2000 compared to the same period in 1999. This is principally due to an increase of approximately $16,000 in service charge fees on personal checking accounts.

NON-INTEREST EXPENSE

Non-interest expense increased $291,000 or 13.52% to $2,443,000 for the three months ended March 31, 2000 from $2,152,000 in the same period of 1999. This increase is principally due to general increases in salary and employee benefits expense of $129,000 of which $53,000 is related to the new Washington office. Occupancy expense increased $29,000 over the prior year period as the Bank's building rental expense increased $35,000 as a result of expanding the Avon office during the first quarter of 2000 and opening of the Washington office in June of 1999. Bank supply expense increased during the first quarter of 2000 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement. Telephone and communications expense increased $35,000 over the prior year period due to voice and data equipment upgrades. Equipment expense increased $19,000 as the Company began paying for its newly implemented image check processing system. Other operating expenses increased $52,000 from $410,000 for the three months ended March 31, 1999 to $462,000 for the three months ended March 31, 2000. This increase is partially due to increased expense related to the Bank's Best Checking Account products of approximately $35,000 and increased advertising expense of $19,000 compared to the first quarter of 1999. These increases were partially off-set by the reduction of Club 7 credit card program expense of $24,000 as the Bank completed its two year co-branding obligation with a local television station.

INCOME TAXES

Income tax expense for the three months ended March 31, 2000 and 1999 was $180,000 and $155,000, respectively, and effective tax rates were 25.86% and 24.33%, respectively. The increase in the effective tax rate during the three months ended March 31, 2000 as compared to the same period last year is due to lower tax exempt interest income resulting from the sale of approximately $3.2 million of certain municipal obligations during the third quarter of 1999.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

Total assets increased $9.4 million to $242.5 million, an increase of 4.02% when compared to $233.1 million at December 31, 1999. Increased certificate of deposits of $8.8 million and interest-bearing demand deposits of $1.4 million funded asset growth. Certificates of deposits of $100,000 or greater increased approximately $7 million during the first quarter of 2000 as the Bank obtained municipal deposits from within its new market in Washington, North Carolina.

Loan receivables increased $6.2 million from $147.7 million at December 31, 1999 to $153.9 million at March 31, 2000. The Company experiences seasonal loan growth during the first and second quarters of each year as farm production loans and commercial lines of credit are used by the Company's agricultural base and tourist related businesses on the "Outer Banks". During the first quarter of 2000, lines of credit increased $5.6 million and real estate related loans increased $2.7 million.

Shareholders' equity increased by $155,000 from December 31, 1999 to March 31, 2000, as the Company generated net income of $516,000 and experienced an increase of net unrealized losses on available-for-sale securities of

$161,000. The Company declared a dividend of $175,000, or 8.25 cents per share, during the first quarter of 2000 compared to dividends of $155,000 or 7.25 cents per share declared during the first quarter of 1999.

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

Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $649,000 and $672,000 at March 31, 2000 and December 31, 1999, respectively. The decrease in nonperforming assets is the result of a reduction in foreclosed properties of $100,000 partially offset by an increase of non-accrual loans of $81,000 during the first quarter of this year. At March 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $446,192 compared to $367,000 at December 31, 1999. These loans are on a non-accrual basis and their entire balance has been reserved in the allowance for probable loan losses.

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

CAPITAL RESOURCES

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of March 31, 2000, the Bank was in compliance with all of the aforementioned capital requirements and satisfies the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at March 31, 2000, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

CURRENT ACCOUNTING ISSUES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all of the provisions of this statement is encouraged. The Company plans to adopt this statement at January 1, 2001 and does not anticipate any material effect on its consolidated financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedule.


(b)  Reports on Form 8-KSB

     On March 30, 2000, Registrant filed a Current Report on Form 8-KSB announcing that its Board of Directors has authorized management to repurchase shares of Bancorp's outstanding common stock. The Board's authorization extends for a period of one year and for up to 5% of Bancorp's outstanding shares.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ECB BANCORP, INC.
                                -----------------
                                  (Registrant)

Date: 5/8/2000                                  By: /s/ Arthur H. Keeney, III
--------------                                     -------------------------
                                                      Arthur H. Keeney, III
                                                        (President & CEO)


Date: 5/8/2000                                  By: /s/ Gary M. Adams
--------------                                      -------------------------
                                                         Gary M. Adams
                                                  (Senior Vice President & CFO)