Form 10QSB
period 2000-06-30
ECB BANCORP INC
filed 2000-08-11
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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


              Post Office Box 337, Engelhard, North Carolina 27824
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

As of August 10, 2000, 2,093,418 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 15 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                          (dollar amounts in thousands)

                                                                            June 30,            December 31,
Assets                                                                          2000                 1999*
-------------------------------------------------------------------------------------           -----------
                                                                          (unaudited)
Non-interest bearing deposits and cash                                       $15,876               $11,139
Federal funds sold                                                             3,900                 6,650
-------------------------------------------------------------------------------------           -----------
       Total cash and cash equivalents                                        19,776                17,789
-------------------------------------------------------------------------------------           -----------
Investment securities
   Available-for-sale, at market value (cost of $59,941 and
   $59,797 at June 30, 2000 and December 31, 1999, respectively)              58,915                58,939

Loans                                                                        164,340               147,676
Allowance for probable loan losses                                            (2,721)               (2,700)
-------------------------------------------------------------------------------------           -----------
       Loans, net                                                            161,619               144,976
-------------------------------------------------------------------------------------           -----------
Real estate acquired in settlement of loans, net                                  83                   183
Federal Home Loan Bank stock, at cost                                            633                   633
Bank premises and equipment, net                                               7,407                 6,727
Accrued interest receivable                                                    2,833                 2,259
Other assets                                                                   2,074                 1,607
-------------------------------------------------------------------------------------           -----------
Total                                                                       $253,340              $233,113
-------------------------------------------------------------------------------------           -----------
Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------           -----------
Deposits
   Demand, noninterest bearing                                               $53,376               $43,638
   Demand interest bearing                                                    64,806                60,623
   Savings                                                                    13,296                14,823
   Time                                                                       91,542                84,217
-------------------------------------------------------------------------------------           -----------
       Total deposits                                                        223,020               203,301
-------------------------------------------------------------------------------------           -----------
Short-term borrowings                                                          2,598                 2,738
Long-term obligations                                                          3,000                 3,000
Accrued interest payable                                                         974                   817
Other liabilities                                                              1,241                 1,195
-------------------------------------------------------------------------------------           -----------
       Total liabilities                                                     230,833               211,051
-------------------------------------------------------------------------------------           -----------
Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,102,670 and
     2,121,529 at June 30, 2000 and December 31, 1999, respectively.           7,359                 7,425
   Capital surplus                                                             6,096                 6,229
   Retained earnings                                                           9,757                 9,009
   Deferred compensation - restricted stock                                      (28)                  (35)
   Accumulated other comprehensive loss                                         (677)                 (566)
-------------------------------------------------------------------------------------           -----------
       Total shareholders' equity                                             22,507                22,062
-------------------------------------------------------------------------------------           -----------
Commitments
-------------------------------------------------------------------------------------           -----------
Total                                                                       $253,340              $233,113
-------------------------------------------------------------------------------------           -----------

See accompanying notes to consolidated financial statements.

* Derived from audited consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
            For the three and six months ended June 30, 2000 and 1999
     (unaudited - dollar amounts in thousands, except net income per share)

                                                      Three months ended            Six months ended
                                                            June 30                      June 30
                                                       2000         1999             2000          1999
----------------------------------------------   -----------  -----------     ------------   -----------
Interest Income:
   Interest and fees on loans                        $3,672       $3,112           $7,039        $6,092
   Interest on investment securities:
    Interest exempt from federal income taxes           153          197              324           394
    Taxable interest income                             741          496            1,490         1,042
   Interest on federal funds sold                       101           53              166            95
----------------------------------------------   -----------  -----------     ------------   -----------
       Total interest income                          4,667        3,858            9,019         7,623
----------------------------------------------   -----------  -----------     ------------   -----------
Interest expense:
   Deposits:
    Demand accounts                                     345          315              674           554
    Savings                                              55           53              111           109
    Time                                              1,325          995            2,492         2,027
    Short-term borrowings                                27            -               56             6
     Long-term obligations                               35           33               71            61
----------------------------------------------   -----------  -----------     ------------   -----------
       Total interest expense                         1,787        1,396            3,404         2,757
----------------------------------------------   -----------  -----------     ------------   -----------
       Net interest income                            2,880        2,462            5,615         4,866
Provision for probable loan losses                       70           60              130           120
----------------------------------------------   -----------  -----------     ------------   -----------
       Net interest income after provision for
           probable loan losses                       2,810        2,402            5,485         4,746
----------------------------------------------   -----------  -----------     ------------   -----------
Non-interest income:
   Service charges on deposit accounts                  357          344              699           666
   Other service charges and fees                       231          168              336           273
   Net loss on sale of securities                        (2)          (3)              (2)           (3)
   Other operating income                                 9           11               26            29
----------------------------------------------   -----------  -----------     ------------   -----------
       Total non-interest income                        595          520            1,059           965
----------------------------------------------   -----------  -----------     ------------   -----------
Non-interest expenses:
   Salaries                                             977          877            1,898         1,705
   Retirement and other employee benefits               302          266              598           526
   Occupancy                                            193          146              403           327
   Equipment                                            341          226              597           463
   Professional fees                                     82          117              136           182
   Supplies                                              76           74              175           138
   Telephone                                             84           54              180           115
   Postage                                               27           40               76            86
   Other operating expenses                             486          469              948           879
----------------------------------------------   -----------  -----------     ------------   -----------
       Total non-interest expenses                    2,568        2,269            5,011         4,421
----------------------------------------------   -----------  -----------     ------------   -----------
       Income before income taxes                       837          653            1,533         1,290
Income taxes                                            255          160              435           315
----------------------------------------------   -----------  -----------     ------------   -----------
Net income                                             $582         $493           $1,098          $975
----------------------------------------------   ===========  ===========     ============   ===========
Net income per share (basic and diluted)              $0.28        $0.23            $0.52         $0.46
Weighted average common shares outstanding        2,110,388    2,128,829        2,113,946     2,127,051
----------------------------------------------   -----------  -----------     ------------   -----------

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                 For the six months ended June 30, 2000 and 1999
                    (unaudited - dollar amounts in thousands)

                                                                           Deferred       Accumulated
                                                                         Compensation       Other
                                  Common        Capital      Retained     Restricted    Comprehensive   Comprehensive
                                   Stock        Surplus      Earnings       Stock           (Loss)          Income          Total
                                ----------    ----------    ----------    ----------     ------------    -----------     ----------
Balance January 1, 1999           $ 7,438       $ 6,261       $ 7,481                          $ 673                       $21,853

Unrealized losses, net of
  income taxes of  $376                                                                         (730)         ($730)          (730)

    Net income                                                    975                                           975            975

Deferred compensation -
  restricted stock issuance            12            29                       $ (41)

Recognition of deferred
 compensation - restricted stock                                                  2                                              2
                                                                                                         -----------
Total comprehensive income                                                                                    $ 245
                                                                                                         ===========
Cash dividends ($.145 per share)                                 (309)                                                        (309)

                                 ----------    ----------   -----------   -----------     ------------                   ---------
Balance June 30, 1999             $ 7,450       $ 6,290       $ 8,147         $ (39)           $ (57)                     $21,791
                                 ==========    ==========   ===========   ===========     ============                   =========

                                                                          Deferred       Accumulated
                                                                        Compensation       Other
                                  Common        Capital      Retained     Restricted      Comprehensive   Comprehensive
                                   Stock        Surplus      Earnings       Stock           (Loss)          Income          Total
                                ----------    ----------    ----------    ----------     ------------    -----------     ----------
Balance January 1, 2000           $ 7,425       $ 6,229       $ 9,009         $ (35)          $ (566)                      $22,062

Unrealized losses, net of
  income taxes of  $57                                                                          (111)        $ (111)          (111)

    Net income                                                  1,098                                         1,098          1,098

Recognition of deferred
 compensation - restricted stock                    (3)                             7                                              4
                                                                                                          -----------
Total comprehensive income                                                                                    $ 987
                                                                                                          ===========
Repurchase of common stock            (66)         (130)                                                                      (196)

Cash dividends ($.165 per share)                                 (350)                                                        (350)
                                 ----------    ----------   -----------   -----------     ------------                    ----------
Balance June 30, 2000             $ 7,359       $ 6,096       $ 9,757         $ (28)          $ (677)                      $22,507
                                 ==========    ==========   ===========   ===========     ============                    ==========

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999
                    (Unaudited - dollar amounts in thousands)

                                                                         Six Months Ended
                                                                             June 30
Cash flows from operating activities:                                2000                  1999
                                                               -----------           -----------
    Net income                                                     $1,098                  $975
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                    346                   334
      Amortization of investment securities, net                      (22)                   33
      Provision for probable loan losses                              130                   120
      Loss on sale of available-for-sale securities                     2                     3
      Deferred compensation - restricted stock                          4                     -
      Increase in accrued interest receivable                        (574)                  (69)
      Gain on sale of real estate acquired in
        settlement of loans                                            (9)                    -
      Increase in other assets                                       (410)                 (406)
      Increase (decrease) in accrued interest payable                 157                   (31)
      Increase in postretirement benefit liability                     34                     4
      Increase (decrease) in other liabilities, net                    (9)                    5
----------------------------------------------                 -----------           -----------
    Net cash provided by operating activities                         747                   968
----------------------------------------------                 -----------           -----------
Cash flows from investing activities:
    Proceeds from sales of investment securities classified
      as available-for-sale                                         1,144                 1,197
    Proceeds from maturities of investment securities
      classified as available-for-sale                              6,815                11,195
    Purchases of investment securities classified
      as available-for-sale                                        (8,083)               (6,589)
    Purchase of Federal Home Loan Bank common stock                     -                   (68)
    Purchases of premises and equipment                            (1,026)               (1,204)
    Proceeds from disposal of real estate acquired in
      settlement of loans and real estate held for sale               109                     -
    Net loan originations                                         (16,773)              (10,484)
----------------------------------------------                 -----------           -----------
    Net cash used by investing activities                         (17,814)               (5,953)
----------------------------------------------                 -----------           -----------
Cash flows from financing activities:
    Net increase in deposits                                       19,719                 9,294
    Repayment of short-term borrowings                               (140)               (2,725)
    Proceeds from long-term obligations                                 -                 3,000
    Dividends paid                                                   (329)                 (154)
    Repurchase of common stock                                       (196)                    -
----------------------------------------------                 -----------           -----------
    Net cash provided by financing activities                      19,054                 9,415
----------------------------------------------                 -----------           -----------
Increase in cash and cash equivalents                               1,987                 4,430
Cash and cash equivalents at beginning of period                   17,789                11,787
                                                               -----------           -----------
Cash and cash equivalents at end of period                       $ 19,776              $ 16,217
                                                               ===========           ===========
Cash paid during the period:
    Interest                                                      $ 3,247               $ 2,788
    Taxes                                                             300                   300

Supplemental disclosures of noncash financing and investing
  activities:
    Cash dividends declared but not paid                            $ 175                 $ 155
    Unrealized losses on available-for-sale
       securities, net of deferred taxes                             (111)                 (730)


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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks (with original maturities of ninety days or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3) Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the six months ended June 30, 2000 and 1999, respectively.



                                      Six months ended June 30,
                                      -------------------------
                                        2000            1999
                                        ----            ----
Balance at the beginning of the
   period                            $ 2,700,000      2,750,000
Provision for probable loan losses       130,000        120,000
Charge-offs                             (140,000)      (220,000)
Recoveries                                31,000         50,000
                                     -----------    -----------

Net charge-offs                         (109,000)      (170,000)
                                     -----------    -----------

Balance at the end of the period     $ 2,721,000      2,700,000
                                     ===========    ===========

(4) Net income per share

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 had no dilutive effect on net income per share for the six months ended June 30, 2000 and 1999.

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

Comparison of the Results of Operations for the Six Month Periods Ended June 30, 2000 and 1999

Summary

For the six months ended June 30, 2000, the Company had net income of $1,098,000, or $0.52 basic and diluted earnings per share, compared to $975,000, or $0.46 basic and diluted earnings per share for the six months ended June 30, 1999. For the six months ended June 30, 2000, net interest income increased 15.39% and non-interest income increased 9.74% when compared to the same period last year. Non-interest expense increased $590,000 or 13.35% for the six months ended June 30, 2000 as compared to the same period in 1999, partly attributable to general increases in salary and employee benefits expense of $265,000.

Net interest income

Total interest income increased $1,396,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, principally due to an increase in the average volume of loans of $17.1 million. Yield on average earning assets, on a tax-equivalent basis, for the six months ended June 30, 2000 was 8.29% compared to 8.08% in 1999. Total interest expense increased $647,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, as a result of average balances of interest-bearing demand deposits increasing by $8.0 million and increased average balances of jumbo certificates of deposit of $8.7 million. The cost of funds for the Company during the first six months of 2000 increased 36 basis points when compared to the six months ended June 30, 1999. The Company's increase in the cost of funds was partially offset by increased non-interest-bearing demand deposits of $8.1 million over the first half of 1999.

Net interest income for the six months ended June 30, 2000 was $5,615,000, an increase of $749,000 or 15.39% when compared to net interest income of $4,866,000 for the six months ended June 30, 1999. The Company's net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2000 was 5.22% compared to 5.24% in 1999. The stability of the Company's net interest margin is attributable to its closely matched rate sensitive-asset and rate-sensitive liability gap position.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the first six months of 2000 was $130,000, compared to $120,000 during the first six months of 1999. Net charge-offs for the six months ended June 30, 2000 totaled $109,000, compared to net charge-offs of $170,000 during the same period of 1999. Higher prior year net charge-offs are primarily the result of farm related credit loss of approximately $75,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Non-interest income

Non-interest income increased $94,000 to $1,059,000 for the six months ended June 30, 2000 from $965,000 for the same period in 1999. This increase is due to increased service charge fees on personal checking accounts of $29,000, mortgage loan origination fees of $26,000 generated by the Company's mortgage loan product and net fees of $25,000 derived from a new accounts receivable purchase product introduced in the second quarter of this year. The product known as Business Manager, is an accounts receivable purchasing program that is geared toward small businesses. Through this program, ECB purchases accounts receivables from its business customers at a discount and receives payments directly from the accounts debtors.

Non-interest expense

Non-interest expense increased $590,000 or 13.35% to $5,011,000 for the six months ended June 30, 2000 from the same period in 1999. This increase is principally due to general increases in salary and employee benefits expense of $265,000 of which $110,000 is related to the new Washington office. Occupancy expense increased $76,000 over the prior year period as the Bank's building rental expense increased $70,000 as a result of expanding the Avon office during the first quarter of 2000 and opening of the Washington office in June of 1999. Bank supply expense increased during the first six months of 2000 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement. Telephone and communications expense increased $65,000 over the prior year period due to voice and data equipment upgrades. Equipment expense increased $134,000 as the Company began paying for its newly implemented image check processing system. Other operating expenses increased $69,000 from $879,000 for the six months ended June 30, 1999 to $948,000 for the six months ended June 30, 2000. This increase is primarily due to increased expense related to the Bank's Best Checking Account products of approximately $54,000 and increased advertising expense of $26,000 compared to the first half of 1999. These increases were partially offset by the reduction of Club 7 credit card program expense of $47,000 as the Bank completed its two-year co-branding obligation with a local television station.

Income taxes

Income tax expense for the six months ended June 30, 2000 and 1999 was $435,000 and $315,000, respectively, and effective tax rates were 28.38% and 24.42%, respectively. The increase in the effective tax rate during for the six months ended June 30, 2000 as compared to the same period last year is due to lower tax exempt interest income resulting from the sale of approximately $3.2 million of certain municipal obligations during the third quarter of 1999.

Comparison of the Results of Operations for the Three Month Periods Ended June 30, 2000 and 1999

Summary

For the three months ended June 30, 2000, the Company had net income of $582,000, or $0.28 basic and diluted earnings per share, compared to $493,000, or $0.23 basic and diluted earnings per share for the three months ended June 30, 1999. Net interest income increased 16.98% to $2,880,000 in the second quarter of 2000 from $2,462,000 in the second quarter of 1999, and non-interest income increased $75,000 or 14.42% when compared to the same period last year. Non-interest expense increased $299,000 or 13.18% for the three month period ended June 30, 2000 as compared to the same period in 1999 partly attributable to the opening of the new Washington office and the addition of personnel at the Company's corporate office. Salary and employee benefits expense increased $136,000 to $1,279,000 compared to $1,143,000 during the second quarter of 1999.

Net interest income

Net interest income for the three months ended June 30, 2000 was $2,880,000, an increase of $418,000 or 16.99% when compared to net interest income of $2,462,000 for the three months ended June 30, 1999. The net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2000 was 5.19% compared to 5.21% in 1999.

Total interest income increased $809,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, principally due to an increase in the average volume of loans of $18.2 million. Yield on average earning assets, on a tax-equivalent basis, for the three months ended June 30, 2000 was 8.33% compared to 8.04% in 1999. Total interest expense increased $391,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, as a result of certificates of deposit balances increasing $13.1 million and an increase of interest-bearing demand deposits of $5.0 million. The cost of funds for the Company during the three months ended June 30, 2000 increased 49 basis points when compared to the three months ended June 30, 1999. The Company's increase in cost of funding was a result of increased rates paid on interest bearing deposits since the second quarter of 1999. The Company's increase in cost of funding was partially offset by increased non-interest-bearing demand deposits of $9.7 million over the second quarter of 1999.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended June 30, 2000 was $70,000, compared to $60,000 during the three months ended June 30, 1999. Net charge-offs for the quarter ended June 30, 2000 totaled $47,000, compared to net charge-offs of $159,000 during the same period of 1999. Higher prior year net charge-offs are primarily the result of farm related credit loss of approximately $75,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Non-interest income

Non-interest income increased $75,000 to $595,000 for the three months ended June 30, 2000 compared to the same period in 1999. This is principally due to net fees of $25,000 derived from a new accounts receivable purchase product introduced in the second quarter of this year, increased net merchant discount income of $18,000 and increased service charge fees on personal checking accounts of approximately $13,000.

Non-interest expense

Non-interest expense increased $299,000 or 13.18% to $2,568,000 for the three months ended June 30, 2000 from the same period in 1999. This increase is principally due to general increases in salary and employee benefits expense of $136,000. The opening of the Washington office accounted for approximately $18,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $31,000 of personnel expense. The Company experienced increases in employee group insurance premiums during the second quarter of 2000 of $17,000 compared to the prior year. Occupancy expense increased $47,000 over the prior year period as the Bank's building rental expense increased $35,000 as a result of expanding the Avon office during the first quarter of 2000 and opening of the Washington office in June of 1999. Equipment expense increased $115,000 as the Company began paying for its newly implemented image check processing system. Telephone and communications expense increased $30,000 over the prior year period due to voice and data equipment upgrades associated with the Company's new communications network. Other operating expenses increased $17,000 from $469,000 for the three months ended June 30, 1999 to $486,000 for the three months ended June 30, 2000. This increase is primarily due to increased expense related to the Bank's Best Checking Account products of approximately $17,000 and general increases in operating expense. These increases were partially offset by the reduction of Club 7 credit card program expense of $23,000 as the Bank completed its two-year co-branding obligation with a local television station.

Income taxes

Income tax expense for the three months ended June 30, 2000 and 1999 was $255,000 and $160,000, respectively, resulting in effective tax rates of 30.47% and 24.50%, respectively. The increase in the effective tax rate during for the three months ended June 30, 2000 as compared to the same period last year is due to lower tax exempt interest income resulting from the sale of approximately $3.2 million of certain municipal obligations during the third quarter of 1999. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.


Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets increased $20.2 million to $253.3 million, an increase of 8.68% when compared to $233.1 million at December 31, 1999. Asset growth was funded by increased non interest-bearing demand deposits of $9.7 million and increases in certificates of deposits of $7.3 million.

Loans receivable increased from $147.7 million at December 31, 1999 to $164.3 million at June 30, 2000. The Company experiences seasonal loan growth during the first and second quarters of each year as farm production loans and commercial lines of credit are used by the Company's agricultural base and tourist related businesses on the "Outer Banks".

Shareholders' equity increased by $445,000 from December 31, 1999 to June 30, 2000, as the Company generated net income of $1,098,000 and experienced an increase of net unrealized losses on available-for-sale securities of $111,000. The Company declared cash dividends of $350,000 or 16.50 cents per share, during the first half of 2000 compared to 14.50 cents per share in the prior year period. The Company repurchased $196,000 of common stock during the first two quarters of 2000.

Asset Quality

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination. Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $653,000 and $672,000 at June 30, 2000 and December 31, 1999, respectively. The decrease in nonperforming assets is the result of a reduction in foreclosed properties of $100,000 partially offset by an increase of non-accrual loans of $87,000 during the first half of this year. At June 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $658,192 compared to $367,000 at December 31, 1999. These loans are on a non-accrual basis and had related allowance for probable loan losses of approximately $121,000 and $55,000, respectively.

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

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of June 30, 2000, the Bank was in compliance with all of the aforementioned capital requirements and meets the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at June 30, 2000, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Registrant's Annual Meeting of Shareholders was held on April 19,
         2000.

(b) At the Annual Meeting, the following four Directors were elected for terms of three years or until their respective successors are duly elected and qualified: George T. Davis, Jr.; Gregory C. Gibbs; John F. Hughes; and Robert L. Mitchell. Registrant's incumbent directors whose terms of office continued after the meeting are: C. Gilbert Gibbs, Arthur H. Keeney III, Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, Ray M. Spencer, and R. S. Spencer, Jr.


         Voting for Directors was as follows:

                                    For            Withheld     Broker Non-vote
                                 ----------------------------------------------
         George T. Davis, Jr.    1,806,995           5,531           1,525
         Gregory C. Gibbs        1,806,995           5,531           1,525
         John F. Hughes          1,806,995           5,531           1,525
         Robert L. Mitchell      1,801,065          11,461           1,525


         In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

         1. Proposal to ratify the selection of KPMG LLP as independent auditors for the Registrant as described under the caption "Ratification of Selection of Independent Auditor" in the Registrant's Proxy Statement dated March 20, 2000 (approved by an affirmative vote of 1,796,174 shares or 99.10% of the shares that voted, 1,269 negative votes and 15,083 shares abstained).

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

         27       Financial Data Schedule.


(b)      Reports on Form 8-KSB

         None.

                                                    SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ECB BANCORP, INC.
                                -----------------
                                  (Registrant)

Date: 8/11/2000                              By: /s/ Arthur H. Keeney, III
---------------                                  -------------------------
                                                 Arthur H. Keeney, III
                                                 (President & CEO)


Date: 8/11/2000                              By: /s/ Gary M. Adams
---------------                                  -----------------
                                                 Gary M. Adams
                                                 (Senior Vice President  & CFO)