Form 10QSB
period 2000-09-30
ECB BANCORP INC
filed 2000-11-13
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

As of November 7, 2000, 2,078,493 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 15 pages.

Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                          (dollar amounts in thousands)




                                                                       September 30           December 31
Assets                                                                         2000                 1999*
------------------------------------------------------------------------------------          ------------
                                                                         (unaudited)
Non-interest bearing deposits and cash                                      $12,025               $11,139
Federal funds sold                                                            1,125                 6,650
------------------------------------------------------------------------------------          ------------
       Total cash and cash equivalents                                       13,150                17,789
------------------------------------------------------------------------------------          ------------

Investment securities
   Available-for-sale, at market value (cost of $69,020 and
     $59,797 at September 30, 2000 and December 31, 1999, respectively)      68,507                58,939

Loans                                                                       167,108               147,676
Allowance for probable loan losses                                           (2,769)               (2,700)
------------------------------------------------------------------------------------          ------------
       Loans, net                                                           164,339               144,976
------------------------------------------------------------------------------------          ------------

Real estate acquired in settlement of loans, net                                 58                   183
Federal Home Loan Bank stock, at cost                                           633                   633
Bank premises and equipment, net                                              7,714                 6,727
Accrued interest receivable                                                   3,128                 2,259
Other assets                                                                  2,171                 1,607
------------------------------------------------------------------------------------          ------------
Total                                                                      $259,700              $233,113
------------------------------------------------------------------------------------          ------------

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------          ------------
Deposits
   Demand, noninterest bearing                                              $51,894               $43,638
   Demand interest bearing                                                   64,725                60,623
   Savings                                                                   14,350                14,823
   Time                                                                      95,850                84,217
------------------------------------------------------------------------------------          ------------
       Total deposits                                                       226,819               203,301
------------------------------------------------------------------------------------          ------------

Short-term borrowings                                                         4,308                 2,738
Long-term obligations                                                         3,000                 3,000
Accrued interest payable                                                      1,057                   817
Other liabilities                                                             1,334                 1,195
------------------------------------------------------------------------------------          ------------
       Total liabilities                                                    236,518               211,051
------------------------------------------------------------------------------------          ------------

Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,089,618 and
     2,121,529 at September 30, 2000 and December 31, 1999, respectively.     7,314                 7,425
   Capital surplus                                                            5,969                 6,229
   Retained earnings                                                         10,263                 9,009
   Deferred compensation - restricted stock                                     (26)                  (35)
   Accumulated other comprehensive loss                                        (338)                 (566)
------------------------------------------------------------------------------------          ------------
       Total shareholders' equity                                            23,182                22,062
------------------------------------------------------------------------------------          ------------

Commitments

------------------------------------------------------------------------------------          ------------
Total                                                                      $259,700              $233,113
------------------------------------------------------------------------------------          ------------


See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
         For the three and nine months ended September 30, 2000 and 1999
     (unaudited - dollar amounts in thousands, except net income per share)



                                                                           Three months ended              Nine months ended
                                                                                September 30                  September 30
                                                                            2000           1999            2000         1999
----------------------------------------------                           ----------     ----------     -----------   ----------
Interest income:
   Interest and fees on loans                                                 $3,874        $3,163        $10,913        $9,255
   Interest on investment securities:
    Interest exempt from federal income taxes                                    156           184            480           578
    Taxable interest income                                                      813           594          2,303         1,636
   Interest on federal funds sold                                                 80           131            246           226
----------------------------------------------------------------------   -----------   -----------    -----------   -----------
       Total interest income                                                   4,923         4,072         13,942        11,695
----------------------------------------------------------------------   -----------   -----------    -----------   -----------

Interest expense:
   Deposits:
    Demand accounts                                                              366           348          1,040           902
    Savings                                                                       56            56            167           165
    Time                                                                       1,379           993          3,871         3,020
    Short-term borrowings                                                         47             8            103            14
     Long-term obligations                                                        36            34            107            95
----------------------------------------------------------------------   -----------   -----------    -----------   -----------
       Total interest expense                                                  1,884         1,439          5,288         4,196
----------------------------------------------------------------------   -----------   -----------    -----------   -----------
       Net interest income                                                     3,039         2,633          8,654         7,499
Provision for probable loan losses                                                75            60            205           180
----------------------------------------------------------------------   -----------   -----------    -----------   -----------
       Net interest income after provision for probable loan losses            2,964         2,573          8,449         7,319
----------------------------------------------------------------------   -----------   -----------    -----------   -----------

Non-interest income:
   Service charges on deposit accounts                                           353           329          1,052           995
   Other service charges and fees                                                278           223            614           496
   Net gain/(loss) on sale of securities                                           7           (18)             5           (21)
   Other operating income                                                          9            53             35            82
----------------------------------------------------------------------   -----------   -----------    -----------   -----------
       Total non-interest income                                                 647           587          1,706         1,552
----------------------------------------------------------------------   -----------   -----------    -----------   -----------

Non-interest expenses:
   Salaries                                                                    1,025           896          2,923         2,601
   Retirement and other employee benefits                                        308           268            906           794
   Occupancy                                                                     217           189            620           516
   Equipment                                                                     330           266            927           729
   Professional fees                                                              52            73            188           255
   Supplies                                                                       83            30            258           168
   Telephone                                                                      78            94            258           209
   Postage                                                                        52            47            128           133
   Other operating expenses                                                      533           498          1,481         1,377
----------------------------------------------------------------------   -----------   -----------    -----------   -----------
       Total non-interest expenses                                             2,678         2,361          7,689         6,782
----------------------------------------------------------------------   -----------   -----------    -----------   -----------

       Income before income taxes                                                933           799          2,466         2,089
Income taxes                                                                     255           215            690           530
----------------------------------------------------------------------   -----------   -----------    -----------   -----------
Net income                                                                      $678          $584         $1,776        $1,559
----------------------------------------------------------------------   ===========   ===========    ===========   ===========


Net income per share (basic and diluted)                                       $0.32         $0.28          $0.84         $0.73
Weighted average common shares outstanding                                 2,090,946     2,120,454      2,106,192     2,126,018
----------------------------------------------------------------------   -----------   -----------    -----------   -----------

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
              For the nine months ended September 30, 2000 and 1999
                    (unaudited - dollar amounts in thousands)

                                                                              Deferred     Accumulated
                                                                            Compensation      Other
                                      Common      Capital      Retained       Restricted   Comprehensive  Comprehensive
                                       Stock      Surplus      Earnings         Stock         (Loss)          Income        Total
                                    ----------    --------    ----------      ----------    -----------     ----------    ---------
Balance January 1, 1999                $ 7,438     $ 6,261      $ 7,481                        $ 673                       $ 21,853

Unrealized securities losses,
  net of income taxes of  $465                                                                  (905)          ($905)          (905)

    Net income                                                    1,559                                        1,559          1,559

                                                                                                             ----------
Total comprehensive income                                                                                     $ 654
                                                                                                             ==========

Deferred compensation -
  restricted stock issuance                12           29                      $ (41)

Recognition of deferred
 compensation - restricted stock                                                    4                                             4

Repurchase of common stock                (23)         (56)                                                                     (79)

Cash dividends ($.2175 per share)                                 (462)                                                        (462)

                                    ----------    --------    ----------    ----------     -----------                     ---------
Balance September 30, 1999            $ 7,427      $ 6,234     $ 8,578          $ (37)         $ (232)                     $ 21,970
                                    ==========    ========    ==========    ==========     ===========                     =========



                                                                             Deferred      Accumulated
                                                                           Compensation       Other
                                 Common         Capital      Retained       Restricted    Comprehensive   Comprehensive
                                  Stock         Surplus      Earnings         Stock           (Loss)          Income      Total
                                ----------      --------     ----------     ----------      -----------      ----------   ---------
Balance January 1, 2000           $ 7,425       $ 6,229        $ 9,009         $ (35)         $ (566)                      $ 22,062

Unrealized securities gains,
  net of income taxes of $117                                                                    228           $ 228            228

    Net income                                                   1,776                                         1,776          1,776

                                                                                                            ----------
Total comprehensive income                                                                                   $ 2,004
                                                                                                            ==========

Recognition of deferred
 compensation - restricted stock                     (3)                            9                                             6

Repurchase of common stock           (111)         (257)                                                                       (368)

Cash dividends ($.2475 per share)                                 (522)                                                        (522)

                                 ----------      --------     ----------      ----------    -----------                    ---------
Balance September 30, 2000        $ 7,314       $ 5,969       $ 10,263          $ (26)          $ (338)                    $ 23,182
                                 ==========      ========     ==========      ==========    ===========                    =========


See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999
                    (Unaudited - dollar amounts in thousands)


                                                                                     Nine Months Ended
                                                                                        September 30
Cash flows from operating activities:                                            2000                   1999
                                                                             ----------             ----------
    Net income                                                                  $1,776                 $1,559
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                 532                    499
      Amortization of investment securities, net                                   (38)                    42
      Provision for probable loan losses                                           205                    180
      Loss (gain) on sale of available-for-sale securities                          (5)                    21
      Gain on disposal of premises and equipment                                     -                    (42)
      Deferred compensation - restricted stock                                       6                      4
      Increase in accrued interest receivable                                     (869)                  (543)
      Gain on sale of real estate acquired in
        settlement of loans                                                         (9)                     -
      Increase in other assets                                                    (679)                  (584)
      Increase (decrease) in accrued interest payable                              240                    (64)
      Increase in postretirement benefit liability                                  42                      6
      Increase in other liabilities, net                                            76                    146
----------------------------------------------                               ----------             ----------
    Net cash provided by operating activities                                    1,277                  1,224
----------------------------------------------                               ----------             ----------

Cash flows from investing activities:
    Proceeds from sales of investment securities classified
      as available-for-sale                                                      4,996                  2,678
    Proceeds from maturities of investment securities
      classified as available-for-sale                                           9,814                 13,347
    Purchases of investment securities classified
      as available-for-sale                                                    (23,990)               (19,172)
    Purchase of Federal Home Loan Bank common stock                                  -                    (68)
    Proceeds from disposal of premises and equipment                                 -                  1,597
    Purchases of premises and equipment                                         (1,519)                (1,801)
    Proceeds from disposal of real estate acquired in
      settlement of loans and real estate held for sale                            134                      -
    Net loan originations                                                      (19,568)               (13,365)
----------------------------------------------                              ----------             ----------
    Net cash used by investing activities                                      (30,133)               (16,784)
----------------------------------------------                              ----------             ----------

Cash flows from financing activities:
    Net increase in deposits                                                    23,518                 19,192
    Net increase (decrease) of short-term borrowings                             1,570                 (1,783)
    Proceeds from long-term obligations                                              -                  3,000
    Dividends paid                                                                (503)                  (309)
    Repurchase of common stock                                                    (368)                   (79)
----------------------------------------------                               ----------             ----------
    Net cash provided by financing activities                                   24,217                 20,021
----------------------------------------------                               ----------             ----------

Increase (decrease) in cash and cash equivalents                                (4,639)                 4,461
Cash and cash equivalents at beginning of period                                17,789                 11,787
                                                                            ----------             ----------

Cash and cash equivalents at end of period                                    $ 13,150               $ 16,248
                                                                            ==========             ==========

Cash paid during the period:
    Interest                                                                   $ 5,048                $ 4,260
    Taxes                                                                          575                    425

Supplemental disclosures of noncash financing and investing activities:
    Cash dividends declared but not paid                                         $ 172                  $ 153
    Unrealized gains (losses) on available-for-sale
       securities, net of deferred taxes                                           228                   (905)

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks (with original maturities of ninety days or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(3) Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the nine months ended September 30, 2000 and 1999, respectively.



                                     Nine  months ended September 30,
                                     -------------------------------

                                            2000           1999
                                        -----------    -----------
Balance at the beginning of the
   period                              $ 2,700,000    $ 2,750,000
Provision for probable loan losses         205,000        180,000
Charge-offs                               (210,000)      (280,000)
Recoveries                                  74,000         64,000
                                        -----------    -----------

Net charge-offs                           (136,000)      (216,000)
                                       -----------    -----------

Balance at the end of the period       $ 2,769,000    $ 2,714,000
                                       ===========    ===========



(4) Net income per share

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 had no dilutive effect on net income per share for the three and nine month periods ended September 30, 2000 and 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

ECB Bancorp, Inc. ("Bancorp") is a bank holding company headquartered in Engelhard, North Carolina. Bancorp's wholly-owned subsidiary, The East Carolina Bank (the "Bank" or "ECB") (collectively referred to hereafter as the "Company"), is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 17 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Barco, Avon, Hatteras, Ocracoke, Washington, Hertford, New Bern and Greenville (two branches).

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


Comparison of the Results of Operations for the Nine Month Periods Ended September 30, 2000 and 1999


Summary
-------

For the nine months ended September 30, 2000, the Company had net income of $1,776,000, or $0.84 basic and diluted earnings per share, compared to $1,559,000, or $0.73 basic and diluted earnings per share for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net interest income increased 15.40% and non-interest income increased 9.92% when compared to the same period last year. Non-interest expense increased $907,000 or 13.37% for the nine months ended September 30, 2000 as compared to the same period in 1999, partly attributable to increases in salary and employee benefits expense of $434,000.

Net interest income
-------------------

Total interest income increased $2,247,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, principally due to an increase in the average volume of loans of $19.1 million. Yield on average earning assets, on a tax-equivalent basis, for the nine months ended September 30, 2000 was 8.33% compared to 8.01% in 1999. Total interest expense increased $1,092,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, as a result of average balances of interest-bearing demand deposits increasing by $6.0 million and increased average balances of jumbo certificates of deposit of $9.2 million. The cost of funds for the Company during the first nine months of 2000 increased 45 basis points when compared to the nine months ended September 30, 1999. The Company's increase in the cost of funds was partially offset by increased non-interest-bearing demand deposits of $8.2 million compared to the same period in 1999.

Net interest income for the nine months ended September 30, 2000 was $8,654,000, an increase of $1,155,000 or 15.40% when compared to net interest income of $7,499,000 for the nine months ended September 30, 1999. The Company's net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2000 was 5.22% compared to 5.21% in 1999. The stability of the Company's net interest margin is attributable to its closely matched rate sensitive-asset and rate-sensitive liability gap position.

Provision for probable loan losses
----------------------------------

The provision for probable loan losses charged to operations during the first nine months of 2000 was $205,000, compared to $180,000 during the first nine months of 1999. Net charge-offs for the nine months ended September 30, 2000 totaled $136,000, compared to net charge-offs of $216,000 during the same period of 1999. Higher prior year net charge-offs are primarily the result of farm related credit losses of approximately $75,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Non-interest income
-------------------

Non-interest income increased $154,000 to $1,706,000 for the nine months ended September 30, 2000 from $1,552,000 for the same period in 1999. This increase is due primarily to increased service charge fees on personal checking accounts of $42,000, net merchant discount fees of $51,000 generated by the Company's merchant services department and net fees of $47,000 derived from a new accounts receivable purchase product introduced in the second quarter of this year. The product known as Business Manager, is an accounts receivable purchasing program that is geared toward small businesses. Through this program, ECB purchases accounts receivables from its business customers at a discount and receives payments directly from the accounts debtors.

Non-interest expense
--------------------

Non-interest expense increased $907,000 or 13.37% to $7,689,000 for the nine months ended September 30, 2000 from $6,782,000 for the same period in 1999. This increase is principally due to increases in salary and employee benefits expense of $434,000 of which $192,000 is related to additional staffing within the Company's home office and $145,000 for branch staffing in the new Washington, New Bern and Hertford offices. Occupancy expense increased $104,000 over the prior year period as the Bank's building rental expense increased $73,000 as a result of expanding the Avon office during the first quarter of 2000 and opening of the Washington office in June of 1999. Bank supply expense increased $90,000 during the first nine months of 2000 primarily due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement. Telephone and communications expense increased $49,000 over the prior year period due to voice and data equipment upgrades. Equipment expense increased $198,000 as the Company began paying for its newly implemented image check processing system. Other operating expenses increased $104,000 from $1,377,000 for the nine months ended September 30, 1999 to $1,481,000 for the nine months ended September 30, 2000. This increase is primarily due to increased expense related to the Bank's Best Checking Account products of approximately $54,000 and increased advertising expense of $24,000 compared to the first nine months of 1999. These increases were partially offset by the reduction of Club 7 credit card program expense of $83,000 as the Bank completed its two-year co-branding obligation with a local television station.

Income taxes
------------

Income tax expense for the nine months ended September 30, 2000 and 1999 was $690,000 and $530,000, respectively, and effective tax rates were 27.98% and 25.37%, respectively. The increase in the effective tax rate during for the nine months ended September 30, 2000 as compared to the same period last year is due to lower tax exempt interest income resulting from the sale of approximately $3.2 million of certain municipal obligations during the third quarter of 1999.

Comparison of the Results of Operations for the Three Month Periods Ended September 30, 2000 and 1999

Summary
-------

For the three months ended September 30, 2000, the Company had net income of $678,000, or $0.32 basic and diluted earnings per share, compared to $584,000, or $0.28 basic and diluted earnings per share for the three months ended September 30, 1999. Net interest income increased 15.42% to $3,039,000 in the third quarter of 2000 from $2,633,000 in the third quarter of 1999, and non-interest income increased $60,000 or 10.22% when compared to the same period last year. Non-interest expense increased $317,000 or 13.43% for the three month period ended September 30, 2000 as compared to the same period in 1999, partly attributable to the opening of the New Bern and Washington offices and the addition of personnel at the Company's corporate office. Salary and employee benefits expense increased $169,000 to $1,333,000 compared to $1,164,000 during the third quarter of 1999.

Net interest income
-------------------

Net interest income for the three months ended September 30, 2000 was $3,039,000, an increase of $406,000 or 15.42% when compared to net interest income of $2,633,000 for the three months ended September 30, 1999. The net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2000 was 5.30% compared to 5.29% in 1999.

Total interest income increased $851,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, principally due to an increase in the average volume of loans of $19.3 million. Yield on average earning assets, on a tax-equivalent basis, for the three months ended September 30, 2000 was 8.52% compared to 8.08% in 1999. Total interest expense increased $445,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, as a result of certificates of deposit balances increasing $12.9 million and an increase in interest-bearing demand deposits of $1.8 million. The cost of funds for the Company during the three months ended September 30, 2000 increased 64 basis points when compared to the three months ended September 30, 1999. The Company's increase in cost of funding was a result of increased rates paid on interest bearing deposits since the third quarter of 1999. The Company's increase in cost of funding was partially offset by increased non-interest-bearing demand deposits of $8.3 million over the third quarter of 1999.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended September 30, 2000 was $75,000, compared to $60,000 during the three months ended September 30, 1999. Net charge-offs for the quarter ended September 30, 2000 totaled $26,000, compared to net charge-offs of $46,000 during the same period of 1999. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Non-interest income

Non-interest income increased $60,000 to $647,000 for the three months ended September 30, 2000 compared to the same period in 1999. This is principally due to net fees of $22,000 derived from a new accounts receivable purchase product introduced in the second quarter of this year, increased net merchant discount income of $43,000 and increased service charge fees on personal checking accounts of approximately $14,000.

Non-interest expense

Non-interest expense increased $317,000 or 13.43% to $2,678,000 for the three months ended September 30, 2000 from the same period in 1999. This increase is principally due to general increases in salary and employee benefits expense of $169,000. The opening of offices in New Bern and Hertford accounted for approximately $56,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $42,000 of personnel expense. The Company experienced increases in employee group insurance premiums during the third quarter of 2000 of $21,000 compared to the prior year. Occupancy expense increased $28,000 over the prior year period as the Bank's building rental expense increased $28,000 as a result of increased building depreciation expense of $9,000 and increases in outside janitorial services and property insurance of $8,000 and $5,000, respectively. Equipment expense increased $64,000 as the Company began paying for its newly implemented image check processing system. Supplies increased $53,000 over the prior year period as a result of startup supplies for two new branch offices of $13,000 and corporate supplies of $17,000. Other operating expenses increased $35,000 from $498,000 for the three months ended September 30, 1999 to $533,000 for the three months ended September 30, 2000. This increase is primarily due to increased loan collection expense of approximately $19,000 and general increases in operating expense. These increases were partially offset by the reduction of Club 7 credit card program expense of $35,000 as the Bank completed its two-year co-branding obligation with a local television station.

Income taxes
------------

Income tax expense for the three months ended September 30, 2000 and 1999 was $255,000 and $215,000, respectively, resulting in effective tax rates of 27.33% and 26.90%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.


Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets increased $26.6 million to $259.7 million, an increase of 11.41% when compared to $233.1 million at December 31, 1999. Asset growth was funded by increased non interest-bearing demand deposits of $8.3 million and increases in certificates of deposits of $11.6 million.

Loans receivable have increased $19.4 million from $147.7 million at December 31, 1999 to $167.1 million at September 30, 2000. The Company has experienced steady loan demand from all of its markets throughout the current year.

Shareholders' equity increased by $1,120,000 from December 31, 1999 to September 30, 2000, as the Company generated net income of $1,776,000 and experienced a decrease of net unrealized losses on available-for-sale securities of $228,000. The Company declared cash dividends of $522,000 or 24.75 cents per share, during the nine months of 2000 compared to 21.75 cents per share in the prior year period. The Company has repurchased $368,000 of common stock during 2000.

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

Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $716,000 and $672,000 at September 30, 2000 and December 31, 1999, respectively. The increase in nonperforming assets is the result of an increase in non-accrual loans of $176,000 during the first nine months of this year partially offset by a reduction in foreclosed properties of $125,000. At September 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $584,000 compared to $367,000 at December 31, 1999. These loans are on a non-accrual basis and had a related allowance for probable loan losses of approximately $97,000 and $55,000, respectively.

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

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of September 30, 2000, the Bank was in compliance with all of the aforementioned capital requirements and meets the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at September 30, 2000, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

Current Accounting Issues

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt this statement at January 1, 2001 and does not anticipate any material effect on its consolidated financial statements.

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

Forward-Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of Bancorp and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorp's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

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

Date: 11/7/2000                                 By: /s/ Arthur H. Keeney, III
---------------                                     -------------------------
                                                     Arthur H. Keeney, III
                                                       (President & CEO)


Date: 11/7/2000                                 By: /s/ Gary M. Adams
---------------                                     -----------------
                                                      Gary M. Adams
                                                (Senior Vice President & CFO)