Form 10KSB
period 2000-12-31
ECB BANCORP INC
filed 2001-03-20
CIK 1066254

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                          Commission File No. 0-24753

                               ----------------

                               ECB BANCORP, INC.
                 (Name of small business issuer in its charter)

                                                         56-2090738
           North Carolina                             (I.R.S. Employer
    (State or other jurisdiction                     Identification No.)
         of incorporation or
           organization)

                              Post Office Box 337
                           Engelhard, North Carolina
                                     27824
          (Address of principal executive offices, including Zip Code)

                                 (252) 925-9411
              (Registrant's telephone number, including area code)

                               ----------------

   Securities registered under Section 12(b) of the Act: None

   Securities registered under Section 12(g) of the Act:
                                       Common stock, $3.50 par value per share
                                       ---------------------------------------
                                                 (Title of class)

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
 No [_]

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Registrant's revenues for its most recent fiscal year were:  $21,265,726

   On March 5, 2001, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $17,983,260.

   On March 5, 2001, the number of outstanding shares of Registrant's common stock was 2,067,623.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's definitive Proxy Statement dated March 20, 2001, are incorporated herein in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

   The Bank. The Bank is an FDIC-insured, North Carolina-chartered bank which was organized in 1919 and is engaged in a general, community-oriented commercial and consumer banking business. The Bank currently maintains 17 full-service banking offices in six counties in North Carolina, together with one mortgage loan production office, and its deposits are insured under the FDIC's Bank Insurance Fund ("BIF") to the maximum amount permitted by law. The Bank has two wholly-owned subsidiaries. Carolina Financial Realty, Inc. ("CFR") holds title to five of the Bank's branch offices which it leases to the Bank. The second subsidiary, Carolina Financial Courier, Inc., formerly provided courier services to the Bank but currently contracts with a third-party for such services.

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

   Competition. The Bank competes for deposits in its banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Commercial banking in the Bank's banking markets and in North Carolina as a whole is extremely competitive. North Carolina is the home of three of the largest commercial banks in the Southeast, each of which has branches located in certain of the Bank's markets, and 15 other commercial banks, thrift institutions and credit unions also are represented in its banking markets.

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

   Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their regulators, subject to certain limits.

   The federal Gramm-Leach-Bliley Act enacted in 1999 (the "GLB Act") dramatically changed various federal laws governing the banking, securities, and insurance industries. The economic effects of the GLB Act on the banking industry, and competitive conditions in the financial services industry generally, may be profound. The GLB Act may expand opportunities for Registrant and the Bank to provide other services and obtain other revenues in the future, and also may present new competitive challenges

   As an insured, state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Commissioner of Banks (the "Commissioner"). Absent approval of the FDIC, the Bank is prohibited from engaging as principal in activities that are not permitted for national banks, and it is prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

   As a subsidiary of Registrant, the Bank is subject to restrictions under Federal law on the amount of, and its ability to enter into, transactions with, or investments in the securities of, Registrant and other entities considered to be "affiliates" of the Bank.

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

   Employees. Registrant does not have any separate employees. As of December 31, 2000, the Bank employed 156 full-time employees (including its and Registrant's executive officers) and 9 part-time employees. The Bank and its employees are not parties to any collective bargaining agreement, and the Bank considers its relations with its employees to be good.

Item 2. Description of Property.

   Registrant's offices are located in the Bank's corporate offices in Engelhard, North Carolina, and Registrant does not own or lease any separate properties. The Bank maintains the following 17 offices, eight of which it owns, five of which are owned by CFR and leased to the Bank, three of which are held under leases with unaffiliated third parties, and one of which was constructed by the Bank on property held under a ground lease with an unaffiliated third party. All of the Bank's existing banking offices are in good condition and fully equipped for the Bank's purposes.

   Central Region:       Engelhard main banking and corporate office
                         (owned)
                         Swan Quarter branch office (owned)
                         Fairfield branch office (leased from CFR)
                         Columbia branch office (leased from CFR)
                         Creswell branch office (owned)
                         Washington branch office (leased)
                         Hertford branch office (leased)

   Western Region:       Greenville Arlington branch office (owned)
                         Greenville University Medical Center branch office (owned)
                         New Bern office (owned)

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

Item 3. Legal Proceedings.

   At December 31, 2000, Registrant was not a party to any legal proceeding that is expected to have a material effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

   Bancorp's Common Stock was first issued on July 22, 1998, when it became the Bank's parent holding company. The Common Stock was listed on the Nasdaq Small Cap Market on November 23, 1998, under the trading symbol "ECBE." Previously, it had been traded on the OTC Bulletin Board. On March 5, 2001, there were 695 holders of record of Registrant's Common Stock.

   The per share cash dividends declared by Bancorp during each quarterly period during 2000 and 1999 and the quarterly high and low prices of Common Stock during those two years are set forth in Table 18 of Item 6 to this report. Bancorp's sole source of funds for the payment of dividends on its Common Stock is dividends paid to it by the Bank on the shares of the Bank's Common Stock held by Bancorp, and the declaration and payment of future dividends by the Bank will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements generally applicable to North Carolina banks, and other factors. Bancorp's ability to pay dividends also is subject to its own separate factors, including its earnings and financial condition, capital requirements and regulatory restrictions applicable to bank holding companies.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   ECB Bancorp, Inc. ("Bancorp") is a bank holding company headquartered in Engelhard, North Carolina. Bancorp's wholly-owned subsidiary, The East Carolina Bank (the "Bank") (Bancorp and the Bank collectively referred to hereafter as the "Company"), is a state-chartered community bank which was founded in 1919. As part of the Bank's growth strategy, management of the Bank perceived that the formation of a holding company likely would result in certain advantages, including additional flexibility in expansion of the Bank's business through the acquisition of other financial institutions or of branch offices of other institutions, in the raising of additional capital through borrowing (if needed) and provide the flexibility to engage in other financial services activities through newly formed subsidiaries or through the acquisition of existing companies.

   The Bank offers a full range of banking services through 17 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Barco, Avon, Hatteras, Ocracoke, Washington, Greenville (two branches), New Bern and Hertford.

   Management's discussion and analysis of financial condition and results of operations are presented to assist in understanding the financial condition and results of operations of ECB Bancorp, Inc. and its wholly-owned subsidiary, The East Carolina Bank, for the years 2000, 1999, and 1998. This discussion and the related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes.

   The operations of the Company and depository institutions in general are significantly influenced by general economic conditions and by related monetary, fiscal and other policies of depository institution regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina State Banking Commission. The net income of the Company is dependent, to a large extent, on the differences between interest earned on loans and investments and interest paid on deposits. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

   Liquidity is the Bank's ability to generate cash to fund asset growth, to meet deposit withdrawals, to maintain regulatory reserve requirement and to pay operating expenses. The principal sources of liquidity are the Bank's investment portfolio, interest from loans and investments, loan principal repayments, and increases in deposits.

   Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the FDIC has established capital adequacy guidelines. These guidelines relate to the Bank's Leverage Capital, Tier 1 and Total Risk Based Capital ("RBC").

   For The East Carolina Bank, Leverage Capital consists of total shareholders' equity less unrealized gains or losses, net of income taxes, on securities available-for-sale. As of December 31, 2000, the Bank's Leverage Ratio was 9.24% compared to 9.75% and 10.45%, respectively, at year-end 1999 and 1998. For regulatory purposes, a well-capitalized financial institution must have a Tier 1 Leverage Ratio of at least 5.00%.

   Within the RBC calculations, The East Carolina Bank's assets, including loan commitments and other off-balance sheet items, are weighted according to Federal regulatory guidelines for risk considered inherent in the assets. The East Carolina Bank's Tier 1 RBC ratio as of December 31, 2000 was 12.49%, which is, along with ratios of 14.22% and 15.00% for 1999 and 1998, respectively, representative of a well-capitalized institution. The calculation of the Total RBC ratio allows, in The East Carolina Bank's circumstances, the inclusion of the allowance for probable loan losses in capital, but only to the maximum of 1.25% of risk-weighted assets. As of December 31, 2000, The Bank's Total RBC was 13.75%, which is representative of a well-capitalized institution. The Total RBC ratios for 1999 and 1998 were 15.48% and 16.25%, respectively, both of which were representative of a well-capitalized financial institution.

   As of December 31, 2000, shareholders' equity totaled $23.9 million compared to $22.1 million at December 31, 1999. Shareholders' equity for 2000 included net unrealized securities gains of $207,000 and net unrealized securities losses of $566,000 in 1999.

   An adequate capital position provides the Company with expansion capabilities. Retention of sufficient earnings to maintain that adequate capital position is an important factor in determining dividends. During 2000, the Company declared $693,424 in dividends, versus $615,243 in 1999 and $453,965 in 1998. As a percentage of net income in 2000, dividends were 29.3%. On a per share basis, dividends declared in 2000 represented an increase of 13.8% over dividends per share declared in 1999.

   In 2000, the Company had net income of $2,366,878, or $1.13 basic and diluted earnings per share, compared to $2,143,390 or $1.01 basic and diluted earnings per share for the year ended December 31, 1999. Net interest income before the provision for probable loan losses increased $1,483,259 as a result of an increase in interest income of $3,107,706 partially offset by an increase in interest expense of $1,624,447. This increase in the Company's net interest margin is attributable to loans representing a larger portion of the Company's total earning assets.

   Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all loans classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination.

   Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $252,000 and $706,000 at December 31, 2000 and 1999, respectively. The decrease in nonperforming assets is primarily due to a pay-off of a large non-accrual status farm credit of approximately $365,000 during the fourth quarter of 2000. At December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $121,000 compared to $367,000 at December 31, 1999.

   Noninterest income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Total noninterest income was $2,264,000 during 2000, an increase of $200,000 or 9.7% when compared to 1999. Service charges on deposit accounts increased $102,000, 7.8%, as the result of increases in personal checking fees of $60,000 and non-sufficient-funds (NSF) service charges of $52,000 when compared to 1999. Other service charges and fees increased $152,000 due primarily to net fees of $74,000 derived from a new accounts receivable purchase product introduced in the second quarter of 2000. The product, known as Business Manager, is an accounts receivable purchasing program that is geared toward small businesses. Through this program, ECB purchases accounts receivable from its business customers at a discount and receives payments directly from the accounts debtors. Income from merchant services increased $49,000, or 22.0%, the result of an increase in the number of merchant accounts. Other noninterest operating income decreased $96,000 from $174,000 in 1999 to $87,000 in 2000. During 1999, the Company recorded a net gain on the sale of fixed assets of $42,000 and generated $57,000 of miscellaneous income compared to $4,000 in year 2000.

   Noninterest expenses increased by $1,225,000 or 13.36% to $10,394,000 in 2000 compared to $9,169,000 in 1999. This increase is principally due to increases in salary and employee benefits expense of $611,000. Salary expense was $3,977,000 during 2000 compared to $3,542,000 during 1999, an increase of $435,000, or 12.28%, following a $344,000 or 8.05% increase in 1999 over 1998.
Increases in each period resulted from growth in the employee base needed to support franchise expansion, merit increases and growth in incentive-based compensation. The Company had 156 full-time employees at December 31, 2000, compared to 143 at December 31, 1999 and 131 at December 31, 1998. The growth in 2000 was primarily due to opening of new offices in New Bern and Hertford and additional staffing within the Company's home office departments. The growth in headcount during 1999 resulted primarily from the opening of new offices in Washington and Barco. Employee benefits expense was $1,249,000 during 2000, an increase of $176,000 or 16.40% from 1999 as a result of an increase in the Company's employee incentive program of $99,000 and employee health insurance of $77,000. Occupancy expense increased $126,000 or 17.55% to $844,000 compared to $718,000 in 1999 as the Company's building rental expense increased $81,000 as a result of expanding the Avon office during the first quarter of 2000, opening the Hertford office during the third quarter of 2000 and the opening of the Washington office in mid-year 1999. Equipment expense increased $274,000 as the Company began paying for its new image check processing system implemented in the first quarter of 2000. Professional fees decreased $143,000 during 2000, a reduction of 42.94% from the $333,000 recorded in 1999 primarily due to a decrease of $80,000 in legal fees and a decrease of $32,000 in consulting fees paid in 1999, which consisted largely of Year 2000 related expense. Bank supply expense increase increased $87,000 over 1999 primarily due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's image statement. Telephone expense increased $53,000 over 1999 due to continuing voice and data equipment upgrades preparing the Bank for implementation of its wide area network in 2001. Other operating expense increased $217,000, or 13.36%, to $2,029,000 compared to $1,812,000 recorded in 1999. This increase is largely due to an increase in advertising and public relations of $90,000 and increased expense related to the Bank's Best Checking Account products of $85,000.

   In 1999, the Company had net income of $2,143,391, or $1.01 basic and diluted earnings per share, compared to $1,959,040 or $1.08 basic and diluted earnings per share (as restated for three-for-one stock split effected July 22, 1998), for the year ended December 31, 1998. Net interest income before the provision for probable loan losses increased $669,221 as a result of an increase in interest income of $1,012,122 and an increase in interest expense of $342,978. This increase in the Company's net interest margin is attributable to loans representing a larger portion of the Company's total earning assets and a lower cost of funds. During 1998, the Bank collected interest on non-accrual loans in the amount of $245,700.

   Nonperforming assets were $706,000 and $230,000 at December 31, 1999 and 1998, respectively. The increase in nonperforming assets is primarily due to a large farm credit of approximately $365,000 placed on non-accrual status and foreclosure on two properties that totaled $129,000 during the fourth quarter of 1999. At December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $367,000 compared to $46,000 at December 31, 1998.

   Noninterest income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Noninterest income for 1999 increased $37,000 or 1.8% when compared to 1998. Service charges on deposit accounts increased $23,000 or 4.6%, but were offset by a decrease in NSF service charges of $46,000, resulting in a $19,000 or 1.4% net decrease when compared to 1998. Other service charges and fees increased $10,000 as a result of increased mortgage loan origination fees of $52,000 generated by the Company's new mortgage loan product and payment processing fee income of $38,000. These increases were offset by decreases in net merchant discount fees of $47,000, decreased credit-life loan insurance fees of $19,000 and decreased ATM transaction fees of $15,000. Other noninterest operating income increased $72,000 over the prior period. This increase is principally the result of a net gain on the sale of fixed assets of approximately $42,000. Generally, the Company has been able to increase other income by increasing the prices of its services to partially offset increases in other operating expenses. During 1999, the Company had a net loss on the sale of securities of $27,000 and had no such losses in 1998.

   Noninterest expenses increased by $466,000 or 5.4% to $9,169,000 in 1999 from $8,703,000 recorded in 1998. This increase is principally due to general increases in salary and employee benefits expense of $344,000. The opening of the Washington office in mid-year 1999 accounted for approximately $112,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $145,000 of personnel expense. Occupancy expense decreased slightly during 1999 as the result of the Company closing the Greenville Wal-Mart office at the end of the first quarter of 1999. The opening of the new Washington office offset this reduction in occupancy expense. Equipment expense increased $117,000 as the Company continued to upgrade its branch platform automation. Professional fees increased $15,000 to $333,000 for 1999. This increase in professional fees is a combination of increased loan-related fees of approximately $65,000 resulting from a home equity loan campaign during the first half of 1999 partially offset by decreases in consultant fees of $30,000 and other non-loan-related fees of approximately $29,000. Telephone expense increased approximately $21,000 during 1999 as the Company continued to implement its technology plan to provide the Company a wide area communications network.

Table 1. Average Balances and Net Interest Income Analysis

                                                 Year Ended December 31,
                         -----------------------------------------------------------------------
                                  2000                    1999                    1998
                         ----------------------- ----------------------- -----------------------
                         Average  Yield/ Income/ Average  Yield/ Income/ Average  Yield/ Income/
                         Balance   Rate  Expense Balance   Rate  Expense Balance   Rate  Expense
                         -------- ------ ------- -------- ------ ------- -------- ------ -------
                                                 (dollars in thousands)
         ASSETS
Loans--net (1).......... $158,622  9.39% $14,900 $138,837  9.01% $12,512 $124,794  9.63% $12,015
Taxable securities......   49,525  6.43    3,183   39,712  5.84    2,320   31,721  5.91    1,874
Non-taxable securities
 (2)....................   13,608  7.11      968   15,940  7.22    1,152   15,318  7.44    1,139
Overnight investments...    4,502  6.22      280    6,084  4.96      302    4,601  5.26      242
                         --------  ----  ------- --------  ----  ------- --------  ----  -------
Total interest-earning
 assets.................  226,257  8.54  $19,331  200,573  8.12  $16,286  176,434  8.66  $15,270
Cash and due from
 banks..................   10,542                  10,918                   9,122
Bank premises and
 equipment, net.........    7,274                   7,282                   6,542
Other assets............    3,974                   2,825                   2,520
                         --------                --------                --------
 Total assets........... $248,047                $221,598                $194,618
                         ========                ========                ========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
 deposits............... $170,424  4.11  $ 7,004 $154,668  3.58  $ 5,542 $140,585  3.81  $ 5,351
Short-term borrowings...    3,377  5.30      179      711  4.22       30      152  5.92        9
Long-term obligations...    3,000  4.80      144    2,827  4.63      131      --    --       --
                         --------  ----  ------- --------  ----  ------- --------  ----  -------
Total interest-bearing
 liabilities............  176,801  4.14    7,327  158,206  3.60    5,703  140,737  3.81    5,360
Non-interest-bearing
 deposits...............   47,287                  39,941                  35,272
Other liabilities.......    1,231                   1,385                   1,314
Shareholders' equity....   22,728                  22,066                  17,295
                         --------                --------                --------
 Total liabilities and
  shareholders' equity.. $248,047                $221,598                $194,618
                         ========                ========                ========
Net interest income and
 net yield on interest-
 earning assets (FTE)
 (3)....................           5.31% $12,004           5.28% $10,583           5.62% $ 9,910
                                   ====  =======           ====  =======           ====  =======
Interest rate spread
 (FTE) (4)..............           4.40%                   4.52%                   4.85%
                                   ====                    ====                    ====

--------
(1) Average loans, net of the allowance for probable loan losses and unearned income. These figures include non-accruing loans, the effect of which is to lower the average rates. Loan fees of $203,000, $142,000, and $156,000 for 2000, 1999, and 1998, respectfully, are included in interest income.
(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34% and applicable state tax rates in 2000, 1999 and 1998. The taxable equivalent adjustment was $329,000, $392,000, and $387,000 for the years 2000, 1999, and 1998, respectively.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

   Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 below analyzes the effect of variances in volume and rate on taxable-equivalent interest income, interest expenses and net interest income.

Table 2. Volume and Rate Variance Analysis

                              2000 compared to 1999     1999 compared to 1998
                             ------------------------  ------------------------
                             Volume(1) Rate(1)  Net    Volume(1) Rate(1)  Net
                             --------- ------- ------  --------- ------- ------
                                          (dollars in thousands)
Loans......................   $1,821    $567   $2,388   $1,309    $(812) $  497
Taxable securities.........      602     261      863      469      (23)    446
Non-taxable securities
 (2).......................     (168)    (16)    (184)      46      (32)     13
Overnight investments......      (88)     66      (22)      76      (16)     60
                              ------    ----   ------   ------    -----  ------
  Interest income..........    2,167     878    3,045    1,900     (884)  1,016
Interest-bearing deposits..      606     856    1,462      520     (329)    191
Short-term borrowings......      127      22      149       28       (7)     21
Long-term obligations......        8       5       13       66       65     131
                              ------    ----   ------   ------    -----  ------
  Interest expense.........      741     883    1,624      614     (271)    343
                              ------    ----   ------   ------    -----  ------
  Net interest income......   $1,426    $ (5)  $1,421   $1,286    $(613) $  673
                              ======    ====   ======   ======    =====  ======

--------
(1) The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2) Yields on tax-exempt investments have been adjusted to a taxable-equivalent basis using the federal income tax rate of 34% and applicable state rates in 2000, 1999 and 1998.

   Rate sensitivity analysis, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth the Company's interest sensitivity analysis at December 31, and describes, at various cumulative maturity intervals, the gap ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that management considers rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

Table 3. Rate Sensitivity Analysis as of December 31, 2000

                          3 Months   4 to 12    Total within Over 12
                          Or less     Months     12 Months    Months    Total
                          --------   --------   ------------ --------  --------
                                       (dollars in thousands)
Earning assets
Loans--gross............  $ 68,378   $  8,410     $ 76,788   $ 96,178  $172,966
Investment securities...     3,341      8,982       12,323     52,454    64,777
FHLB stock..............       633        --           633        --        633
Federal funds sold......     1,975        --         1,975        --      1,975
                          --------   --------     --------   --------  --------
  Total earning assets..  $ 74,327   $ 17,392     $ 91,719   $148,632  $240,351
                          ========   ========     ========   ========  ========
Percent of total earning
 assets.................      30.9 %      7.2 %       38.2 %     61.8%    100.0%
Cumulative % of total
 earning assets.........      30.9 %     38.2 %       38.2 %    100.0%
Interest-bearing
 liabilities
Time deposits of
 $100,000 or more.......  $ 26,083   $ 22,726     $ 48,809   $  3,406  $ 52,215
Savings, NOW and Money
 Market deposits........    75,216        --        75,216        --     75,216
Other time deposits.....    20,511     33,482       53,993      8,253    62,246
Short-term borrowings...     2,678        --         2,678        --      2,678
Long-term obligations...       --         --           --       3,000     3,000
                          --------   --------     --------   --------  --------
  Total interest-bearing
   liabilities..........  $124,488   $ 56,208     $180,696   $ 14,659  $195,355
                          ========   ========     ========   ========  ========
Percent of total
 interest-bearing
 liabilities............      63.7 %     28.8 %       92.5 %      7.5%    100.0%
Cumulative percent of
 total interest-bearing
 liabilities............      63.7 %     92.5 %       92.5 %    100.0%

Ratios
Ratio of earning assets
 to interest-bearing
 liabilities (gap
 ratio).................      59.7 %     30.9 %       50.8 %   1013.9%
Cumulative ratio of
 earning assets to
 interest-bearing
 liabilities (cumulative
 gap ratio).............      59.7 %     50.8 %       50.8 %    123.0%
Interest sensitivity
 gap....................  $(50,161)  $(38,816)    $(88,977)  $133,973  $ 44,996
Cumulative interest
 sensitivity gap........  $(50,161)  $(88,977)    $(88,977)  $ 44,996  $ 44,996
As a percent of total
 earning assets.........     (20.9)%    (37.0)%      (37.0)%     18.7%     18.7%

   In periods of rising interest rates, the Company's rate-sensitive assets cannot be repriced as quickly as its rate-sensitive liabilities. Thus, the Company's net interest income generally will decrease during a period of rising interest rates. In periods of declining interest rates the opposite effect occurs.

   As of December 31, 2000, approximately 38.2% of the Company's interest-earning assets could be repriced within one year and approximately 81.5% of interest-earning assets could be repriced within five years. Approximately 92.5% of interest-bearing liabilities could be repriced within one year and substantially all interest-bearing liabilities could be repriced within five years.

 Interest Sensitivity

   A principal objective of Bancorps' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure.

   The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

   As of December 31, 2000, the Company had a negative one year cumulative gap of 37.0% of interest-earning assets. The Company has interest-earning assets of $92 million maturing or repricing within one year and interest-bearing liabilities of $181 million repricing or maturing within one year. This is primarily the result of stable core deposits being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, this position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

   The Company's savings and core time deposits of $137 million include interest-bearing checking and savings accounts of $75 million. These deposits are considered as repricing in the earliest period because the rate can be changed weekly. However, history has shown that the decreases in the rates paid on these deposits have little, if any, effect on their movement out of the Company. Therefore, in reality, they are not sensitive to changes in market rates and could be considered in the Non-Rate Sensitive column. If this change were made, the Company's rate sensitive liabilities would be more closely matched at the end of the one year period.

Table 4. Market Risk Analysis

                                     Principal Maturing in Years ended December 31,
                          ---------------------------------------------------------------------------
                                                                                               Fair
                            2001     2002     2003     2004     2005    Thereafter  Total     Value
                          --------  -------  -------  -------  -------  ---------- --------  --------
                                                 (dollars in thousands)
         ASSETS
Loans
 Fixed rate.............  $ 13,584  $11,551  $20,899  $27,512  $18,571   $17,646   $109,763  $109,099
 Average rate (%).......      9.07%    9.18%    8.82%    8.58%    9.06%     7.97%      8.74%
 Variable rate..........  $ 28,775  $ 4,061  $ 4,456  $ 8,650  $ 5,397   $11,864   $ 63,203  $ 63,203
 Average rate (%).......     10.23%    9.97%   10.01%    9.74%    9.72%     9.42%      9.93%
Investment securities
 Fixed rate.............  $ 12,323  $13,510  $ 6,391  $ 1,979  $ 3,389   $26,871   $ 64,463  $ 64,777
 Average rate (%).......      6.27%    6.09%    6.02%    7.13%    6.88%     7.04%      6.59%
      LIABILITIES
Savings and interest-
 bearing checking
 Variable rate..........  $ 75,216      --       --       --       --        --    $ 75,216  $ 70,618
 Average rate (%).......      2.07%     --       --       --       --        --        2.07%
Certificates of deposits
 Fixed rate.............  $102,408  $ 9,992  $ 1,669      --       --        --    $114,069  $114,601
 Average rate (%).......      6.19%    6.32%    6.26%     --       --        --        6.20%
 Variable rate..........  $    392      --       --       --       --        --    $    392  $    392
 Average rate (%).......      4.93%     --       --       --       --        --        4.93%
Short-term borrowings
 Variable rate..........  $  2,678      --       --       --       --        --    $  2,678  $  2,678
 Average rate (%).......      5.30%     --       --       --       --        --        5.30%
Long-term obligations
 Fixed rate.............       --       --       --       --   $ 3,000       --    $  3,000  $  4,211
 Average rate (%).......       --       --       --       --      4.80%      --        4.80%

   Noninterest income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Total noninterest income was $2,264,000 during 2000, an increase of $200,000 or 9.7% when compared to 1999. Service charges on deposit accounts increased $102,000 or 7.8% as the result of increases in personal checking fees of $60,000 and NSF service charges of $52,000 compared to the same period in 1999. Other service charges and fees increased $152,000 due primarily to net fees of $74,000 derived from a new accounts receivable purchase product introduced in the second quarter of 2000. The product, known as Business Manager, is an accounts receivable purchasing program that is geared toward small businesses. Through this program, ECB purchases accounts receivable from its business customers at a discount and receives payments directly from the accounts debtors. Income from merchant services increased $49,000 or 22.0%, the result of an increase in the number of merchant accounts. Other noninterest income decreased $96,000 from $174,000 in 1999 to $87,000 in 2000. During 1999, the Company recorded a net gain on the sale of fixed assets of approximately $42,000 and generated $57,000 of miscellaneous income compared to $4,000 in 2000.

Table 5. Noninterest Income

                                                      Year Ended December 31,
                                                      ------------------------
                                                       2000    1999     1998
                                                      ------- -------  -------
                                                      (dollars in thousands)
Service charges on deposit accounts.................. $ 1,418 $ 1,316  $ 1,335
Other service charges and fees.......................     753     601      591
Net gain (loss) on sale of securities................       5     (27)     --
Net gain on sale of real estate acquired in
 settlement of loans and real estate held for sale...       9     --         6
Other................................................      79     174       95
                                                      ------- -------  -------
  Total.............................................. $ 2,264 $ 2,064  $ 2,027
                                                      ======= =======  =======

   Noninterest expense increased $1,225,000 or 13.36% to $10,394,000 compared $9,169,000 in 1999. This increase is principally due to increases in salary and employee benefits expense of $611,000. Salary expense was $3,977,000 during 2000, compared to $3,542,000 during 1999, an increase of $435,000 or 12.28%, following a $344,000 or 8.05% increase in 1999 over 1998. Increases in each period resulted from growth in the employee base needed to support franchise expansion, merit increases and growth in incentive-based compensation. The Company had 156 full-time equivalent employees at December 31, 2000, compared to 143 at December 31, 1999 and 131 at Decemeber 31, 1998. The growth in 2000 was primarily due to the opening of new offices in New Bern and Hertford and additional staffing within the Company's home office departments. The growth in headcount during 1999 resulted primarily from the opening of new offices in Washington and Barco. Employee benefits expense was $1,249,000 during 2000, an increase of $176,000 or 16.40% from 1999 as a result of an increase in the Company's employee incentive program of $99,000 and employee health insurance of $77,000. Occupancy expense increased $126,000 or 17.55% to $844,000, compared to $718,000 in 1999 as the Company's building rental expense increased $81,000 as a result of expanding the Avon office during the first quarter of 2000, opening the Hertford office in the third quarter of 2000 and the opening of the Washingaton office in mid-year 1999. Equipment expense increased $274,000 as the Company began paying for its new image check processing system implemented in the first quarter of 2000. Professional fees decreased $143,000 during 2000, a reduction of 42.94% from the $333,000 recorded in 1999 primarily due to a decrease of $80,000 in legal fees. Bank supply expense increased $87,000 over 1999 primarily due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's image statement. Telephone expense increased $53,000 over 1999 due to voice and data equipment upgrades preparing the Bank for implementation of its wide area network in 2001. Other operating expense increased $217,000 or 13.36% to $2,029,000 compared to $1,812,000 recorded in 1999. This increase is primarily due to an increases in advertising and public relations of $90,000 and increased expense related to the Bank's Best Checking Account products of approximately $85,000.

Table 6. Noninterest Expenses

                                                       Year Ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
                                                        (dollars in thousands)
Salaries.............................................. $  3,977 $ 3,542 $ 3,186
Retirement and other employee benefits................    1,249   1,073   1,084
Occupancy.............................................      844     718     720
Equipment.............................................    1,266     992     875
Professional fees.....................................      190     333     318
Supplies..............................................      327     240     251
Telephone.............................................      339     286     265
Postage...............................................      173     173     172
Other.................................................    2,029   1,812   1,832
                                                       -------- ------- -------
  Total............................................... $ 10,394 $ 9,169 $ 8,703
                                                       ======== ======= =======

ANALYSIS OF FINANCIAL CONDITION

   Management believes the Company's financial condition is sound. The following discussion focuses on the factors considered by management to be important in assessing the Company's financial condition.

   The following table sets forth the percentage of significant components of the Company's balance sheets at December 31, 2000, 1999 and 1998.

Table 7. Distribution of Assets and Liabilities

                                                December 31,
                                ----------------------------------------------
                                     2000            1999            1998
                                --------------  --------------  --------------
                                           (dollars in thousands)
            ASSETS
Loans (net).................... $170,166  63.4% $144,976  68.7% $130,274  61.9%
Investment securities..........   64,777  24.1    58,939  27.9    58,394  27.7
FHLB stock.....................      633   0.3       633   0.3       565   0.3
Federal funds sold.............    1,975   0.7     6,650   3.1       --    --
                                -------- -----  -------- -----  -------- -----
  Total earning assets.........  237,551  88.5   211,198 100.1   189,233  89.9
Cash and due from banks........   18,342   6.9    11,139   5.2    11,965   5.6
Bank premises and equipment,
 net...........................    7,882   2.9     6,727   3.2     7,007   3.3
Other assets...................    4,613   1.7     4,049   2.0     2,697   1.2
                                -------- -----  -------- -----  -------- -----
  Total assets................. $268,388 100.0% $233,113 110.5% $210,902 100.0%
                                ======== =====  ======== =====  ======== =====
 LIABILITIES AND SHAREHOLDERS'
             EQUITY
Demand deposits................ $ 46,564  17.3% $ 43,637  20.7% $ 38,265  18.1%
Savings, NOW and Money Market
 deposits......................   75,216  28.0    75,447  35.8    62,672  29.7
Time deposits of $100,000 or
 more..........................   52,215  19.5    32,588  15.5    26,855  12.7
Other time deposits............   62,246  23.2    51,629  24.5    56,475  26.8
                                -------- -----  -------- -----  -------- -----
  Total deposits...............  236,241  88.0   203,301  96.4   184,267  87.4
Short-term borrowings..........    2,678   1.0     2,738   1.3     2,725   1.3
Long-term obligations..........    3,000   1.1     3,000   1.4     2,058   1.0
Accrued expense and other
 liabilities...................    2,526   0.9     2,012   0.9       --    --
                                -------- -----  -------- -----  -------- -----
  Total liabilities............  244,445  91.1   211,051 100.1   189,050  89.6
Shareholders' equity...........   23,943   8.9    22,062  10.5    21,852  10.4
                                -------- -----  -------- -----  -------- -----
  Total liabilities and
   shareholders' equity........ $268,388 100.0% $233,113 110.5% $210,902 100.0%
                                ======== =====  ======== =====  ======== =====

INVESTMENT PORTFOLIO

   The carrying values of investment securities held by the Company at the dates indicated are summarized as follows:

Table 8. Investment Portfolio Composition

                                          December 31,
                            -------------------------------------------
                                2000           1999           1998
                            -------------  -------------  -------------
                                     (dollars in thousands)
Securities available-for-
 sale
U.S. Treasury.............  $ 9,043  14.0% $15,958  27.1% $19,452  33.3%
U.S. Government agencies..   24,457  37.8   25,922  44.0   20,962  35.9
Mortgage-backed
 securities...............   16,731  25.8    2,559   4.3      555   1.0
State and political
 subdivisions.............   13,531  20.9   14,500  24.6   17,425  29.8
Preferred stock...........    1,015   1.5      --    --       --    --
                            ------- -----  ------- -----  ------- -----
  Total investments.......  $64,777 100.0% $58,939 100.0% $58,394 100.0%
                            ======= =====  ======= =====  ======= =====

   The following table shows maturities of the carrying values of investment securities held by the Company at December 31, 2000, and the weighted average yields.

Table 9. Investment Portfolio Maturity Schedules

                                          After One
                                            Year       After Five Years
                            Within       But Within       But Within           After
                           One Year      Five Years       Ten Years          Ten Years
                         -------------  -------------  -----------------   -------------
                         Amount  Yield  Amount  Yield   Amount    Yield    Amount  Yield   Total  Yield
                         ------- -----  ------- -----  --------- -------   ------- -----  ------- -----
                                                  (dollars in thousands)
Available-for-sale
U.S. Treasury........... $ 4,005 6.31%  $ 5,038 5.79%        --      --        --   --    $ 9,043 6.02%
U.S. Government
 agencies...............   7,525 6.04    16,932 6.18         --      --        --   --     24,457 6.14
Mortgage-backed
 securities.............     --   --        --   --    $     523    7.10%  $16,208 7.44%   16,731 7.43
State and political
 subdivisions (1).......     793 8.22     4,685 7.18       5,853    6.35     2,200 6.63    13,531 6.76
Preferred stock.........                                                     1,015 6.34     1,015 6.34
                         ------- ----   ------- ----   --------- -------   ------- ----   ------- ----
Total investments....... $12,323 6.13%  $26,655 6.23%  $   6,376    6.34%  $19,423 6.89%  $64,777 6.59%
                         ======= ====   ======= ====   ========= =======   ======= ====   ======= ====

--------
(1) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis using the federal income tax rate of 34% and applicable state rates for 2000, 1999 and 1998.

   The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2000 the market value of the investment portfolio was approximately $314,000 above its book value, which is primarily the result of lower market interest rates compared to the interest rates on the investments in the portfolio.

LOAN PORTFOLIO

   The Company's management believes the loan portfolio is adequately diversified and contains no foreign loans. Real estate loans represent approximately 57.4% of the Company's loan portfolio. Real estate loans are primarily loans secured by real estate, mortgage, and construction loans. The Company does not have a large portfolio of home mortgage loans. See note (1) below. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commerical loan portfolio. At December 31, 2000, the ten largest loans of the Company accounted for approximately 8.2% of the Company's outstanding loans. As of December 31, 2000, the Company had outstanding loan commitments of approximately $36,168,000. The amounts of loans outstanding and the percentage that such loans represented of total loans at the indicated dates are shown in the following table according to loan type.

Table 10. Loan Portfolio Composition

                                                   December 31,
                                   --------------------------------------------
                                     2000     1999     1998     1997     1996
                                   -------- -------- -------- -------- --------
                                              (dollars in thousands)
Real estate (1)................... $ 99,625 $ 83,116 $ 64,538 $ 63,300 $ 65,253
Installment loans.................   12,449   11,622   11,339   25,424   18,472
Credit cards and related plans....    3,960    3,817    3,694    3,415    3,183
Commercial and all other loans....   56,932   49,121   53,453   29,070   25,748
                                   -------- -------- -------- -------- --------
  Total........................... $172,966 $147,676 $133,024 $121,209 $112,656
                                   ======== ======== ======== ======== ========

--------
(1) The majority of these loans are various consumer and commercial loans with approval based on cash flow and not the real estate. The majority of the commercial real estate is owner-occupied and operated.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

   The following table sets forth the maturity distribution of the Company's loans as of December 31, 2000. A significant majority of loans maturing after one year are repriced at two and three year intervals. In addition, approximately 36.5% of the Company's loan portfolio is comprised of variable rate loans.

Table 11. Loan Maturities

                                              Credit cards Commercial
                           Real               and related    and all
                          estate  Installment    plans     other loans  Total
                          ------- ----------- ------------ ----------- --------
                                         (dollars in thousands)
Due in 1 year or less...  $ 9,046   $ 1,155      $3,771      $28,387   $ 42,359
Due after 1 year through
 5 years:
 Floating interest
  rates.................   15,441       541         118        6,463     22,563
 Fixed interest rates...   53,364     9,941         --        15,772     79,077
Due after 5 years:
 Floating interest
  rates.................    8,571       155          71        3,069     11,866
 Fixed interest rates...   13,203       657         --         3,241     17,101
                          -------   -------      ------      -------   --------
  Total.................  $99,625   $12,449      $3,960      $56,932   $172,966
                          =======   =======      ======      =======   ========

NONPERFORMING ASSETS AND PAST DUE LOANS

   A loan is placed on non-accrual status when, in management's judgment, the collection of interest income appears doubtful or the loan is past due 90 days or more. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. Interest on loans that are classified as non-accrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds in lieu of foreclosure. Such properties are initially recorded at the lower of cost or fair value less estimated costs to sell. Thereafter the properties are maintained at the lower of cost or fair value.

   The following table summarizes the Company's nonperforming assets and past due loans at the dates indicated.

Table 12. Nonperforming Assets and Past Due Loans

                                                           December 31,
                                                   ----------------------------
                                                   2000 1999 1998  1997   1996
                                                   ---- ---- ---- ------ ------
                                                      (dollars in thousands)
Non-accrual loans................................. $121 $408 $ 88 $1,463 $1,017
Loans past due 90 or more days still accruing.....  --    34  --     --      35
Restructured loans................................   73   81   92     49     57
Foreclosed properties.............................   58  183   50    340    --
                                                   ---- ---- ---- ------ ------
  Total........................................... $252 $706 $230 $1,852 $1,109
                                                   ==== ==== ==== ====== ======

   At December 31, 2000 and 1999, nonperforming assets and past due loans were approximately 0.15% and .48%, respectively, of the loans outstanding at such dates.

SUMMARY OF LOAN LOSS EXPERIENCE

   The allowance for probable loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of estimated probable loan losses and current economic conditions. The Company's loan watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship.

   The following table sets forth the allocation of allowance for probable loan losses and percent of total loans in each loan category for each of the years presented.

Table 13. Allocation of Allowance for Probable Loan Losses

                                                         December 31,
                          --------------------------------------------------------------------------
                               2000           1999           1998           1997           1996
                          -------------- -------------- -------------- -------------- --------------
                          Amount Percent Amount Percent Amount Percent Amount Percent Amount Percent
                          ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
                                                    (dollars in thousands)
Real estate.............  $1,660   57.6% $1,647   56.2% $1,619   48.5% $1,690   52.2% $1,388   57.9%
Installment loans.......     154    7.2     237    7.9     166    8.5     389   21.0     337   16.4
Credit cards and related
 plans..................     170    2.3     166    2.6     160    2.8     390    2.8     167    2.8
Commercial and all other
 loans..................     686   32.9     646   33.3     624   40.2     149   24.0     445   22.9
                          ------  -----  ------  -----  ------  -----  ------  -----  ------  -----
Total allocated.........   2,670  100.0%  2,696  100.0%  2,569  100.0%  2,618  100.0%  2,337  100.0%
Unallocated.............     130              4            181             42             63
                          ------         ------         ------         ------         ------
Total...................  $2,800         $2,700         $2,750         $2,660         $2,400
                          ======         ======         ======         ======         ======

   Management considers the allowance for probable loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. It must be emphasized, however, that the determination of the allowance using the Company's procedures and methods rest upon various judgements and assumptions about economic conditions and other factors affecting loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for probable loan losses or future charges to earnings.

   The following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

Table 14. Loan Loss and Recovery Experience

                                        Year ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                         (dollars in thousands)
Total loans outstanding at
 end of year................  $172,966  $147,676  $133,024  $121,209  $112,656
                              ========  ========  ========  ========  ========
Average loans outstanding...   161,356   141,564   127,650   118,185   104,297
                              ========  ========  ========  ========  ========
Allowance for probable loan
 losses at beginning of
 year.......................  $  2,700  $  2,750  $  2,660  $  2,400  $  1,950
Loans charged off:
Real estate.................         6        69        21         6        12
Installment loans...........        45        80        89        62        62
Credit cards and related
 plans......................        72        72       119       110       111
Commercial and all other
 loans......................       114       145         2        17        81
                              --------  --------  --------  --------  --------
  Total charge-offs.........       237       366       231       195       266
Recoveries of loans
 previously charged off:
Real estate.................         2         6       --        --        118
Installment loans...........        23        25        22        22        26
Credit cards and related
 plans......................        31        27        23        36        34
Commercial and all other
 loans......................        39        16        34        43        41
                              --------  --------  --------  --------  --------
  Total recoveries..........        95        74        79       101       219
Net charge offs.............       142       292       152        94        47
Additions to the allowance
 charged to expense.........       242       242       242       354       497
                              --------  --------  --------  --------  --------
Allowance for probable loan
 losses at end of year......  $  2,800  $  2,700  $  2,750  $  2,660  $  2,400
                              ========  ========  ========  ========  ========
RATIOS
Net charge offs during year
 to average loans
 outstanding................      0.09%     0.21%     0.12%     0.08%     0.05%
Net charge offs during year
 to loans at year-end.......      0.08%     0.20%     0.11%     0.08%     0.04%
Allowance for probable loan
 losses to average loans....      1.74%     1.91%     2.15%     2.25%     2.30%
Allowance for probable loan
 losses to loans at year-
 end........................      1.62%     1.83%     2.07%     2.19%     2.13%
Net charge offs to allowance
 for probable loan losses...      5.07%    10.81%     5.53%     3.53%     1.96%
Net charge offs to provision
 for probable loan losses...     58.68%   120.66%    62.81%    26.55%     9.46%

DEPOSITS

   The average amounts of deposits and interest rates thereon of the Company for the years ended December 31, 2000, 1999, and 1998 are summarized below.

Table 15. Average Deposits

                                    Year ended December 31,
                           -------------------------------------------
                               2000           1999           1998
                           -------------  -------------  -------------
                           Average        Average        Average
                           Balance  Rate  Balance  Rate  Balance  Rate
                           -------- ----  -------- ----  -------- ----
                                    (dollars in thousands)
Interest-bearing demand
 deposits................. $ 62,904 2.18% $ 59,105 2.12% $ 42,807 1.60%
Savings deposits..........   13,930 1.58    14,115 1.58    14,648 1.94
Time deposits.............   93,590 5.79    81,448 4.99    83,130 5.27
                           -------- ----  -------- ----  -------- ----
Total interest-bearing
 deposits.................  170,424 4.11   154,668 3.58   140,585 3.81
                                    ====           ====           ====
Noninterest-bearing
 deposits.................   47,287         39,941         35,272
                           --------       --------       --------
  Total deposits.......... $217,711 3.22% $194,609 2.85% $175,857 3.04%
                           ======== ====  ======== ====  ======== ====

   The Company has a large, stable base of time deposits with little dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposits and individual retirement accounts obtained from individual customers. Deposits of certain local governments and municipal entities represented approximately 13.8% of the Company's total deposits at December 31, 2000. All such public funds are collateralized by investment securities. The Company does not purchase brokered deposits.

   As of December 31, 2000, the Company held approximately $52,215,000 in time deposits of $100,000 or more and time deposits less than $100,000 of $62,246,000. The following table is a maturity schedule of time deposits as of December 31, 2000.

Table 16.  Time Deposit Maturity Schedule

                                         3
                                      Months  4 to 6  7 to 12 Over 12
                                      Or Less Months  Months  Months   Total
                                      ------- ------- ------- ------- --------
                                               (dollars in thousands)
Time certificates of deposit of
 $100,000 or more.................... $26,083 $10,419 $12,307 $ 3,406 $ 52,215
Time certificates of deposit less
 than $100,000.......................  20,511  16,300  17,182   8,253   62,246
                                      ------- ------- ------- ------- --------
  Total time deposits................ $46,594 $26,719 $29,489 $11,659 $114,461
                                      ======= ======= ======= ======= ========

RETURN ON ASSETS AND EQUITY

   The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years presented.

Table 17. Return on Assets and Equity

                                                               Year ended
                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
(Averages)
Return on assets...........................................  0.95%  0.97%  1.01%
Return on equity........................................... 10.41   9.71  11.33
Dividend payout............................................ 29.26  28.69  23.64
Shareholders' equity to assets.............................  9.16   9.96   8.89

Table 18. Market Price of Common Stock and Dividends

   The following table sets forth the high and low published prices of the Common Stock during each quarterly period during 2000 and 1999 and the quarterly per share cash dividend declared by Bancorp.

                                                                       Dividends
                        Quarter                           High   Low   Declared
                        -------                          ------ ------ ---------
1999
  First................................................. $16.25 $11.00  $0.0725
  Second................................................  15.75  11.50   0.0725
  Third.................................................  12.63  10.50   0.0725
  Fourth................................................  12.50   9.13   0.0725
2000
  First.................................................  11.06   9.50   0.0825
  Second................................................  12.25   9.94   0.0825
  Third.................................................  13.50  12.13   0.0825
  Fourth................................................  12.50  11.00   0.0825

Item 7. Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
ECB BANCORP, INC.:

   We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                                 [Logo KPMG LLP]

Raleigh, North Carolina
February 2, 2001

                        ECB BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
Non-interest bearing deposits and cash (note 12)... $ 18,342,044  $ 11,065,064
Federal funds sold.................................    1,975,000     6,650,000
                                                    ------------  ------------
    Total cash and cash equivalents................   20,317,044    17,715,064
                                                    ------------  ------------
Investment securities available-for-sale (cost:
 $64,462,906 and $59,797,382, respectively) (note
 2)................................................   64,776,683    58,939,340
Loans (note 3).....................................  172,965,645   147,675,538
Allowance for probable loan losses (note 4)........   (2,800,000)   (2,700,000)
                                                    ------------  ------------
    Loans, net.....................................  170,165,645   144,975,538
                                                    ------------  ------------
Real estate acquired in settlement of loans, net...       58,000       182,672
Federal Home Loan Bank stock, at cost..............      632,800       632,800
Bank premises and equipment, net (note 5)..........    7,881,550     6,727,460
Accrued interest receivable........................    2,636,698     2,259,371
Other assets (note 6)..............................    1,919,933     1,681,051
                                                    ------------  ------------
                                                    $268,388,353  $233,113,296
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (note 9):
  Demand, noninterest-bearing...................... $ 46,564,512  $ 43,638,449
  Demand, interest-bearing.........................   61,758,754    60,623,522
  Savings..........................................   13,456,959    14,822,699
  Time.............................................  114,461,272    84,216,723
                                                    ------------  ------------
    Total deposits.................................  236,241,497   203,301,393
  Short-term borrowings............................    2,678,040     2,737,649
  Accrued interest payable.........................    1,160,090       816,980
  Long-term obligations............................    3,000,000     3,000,000
  Other liabilities (note 7).......................    1,365,724     1,194,875
                                                    ------------  ------------
    Total liabilities..............................  244,445,351   211,050,897
                                                    ------------  ------------
Shareholders' equity (notes 10 and 15):
  Common stock, par value $3.50 per share;
   authorized 10,000,000 shares; issued and
   outstanding 2,073,081 and 2,121,529 shares at
   December 31, 2000 and 1999, respectively........    7,255,784     7,425,352
  Capital surplus..................................    5,821,523     6,229,452
  Retained earnings................................   10,682,300     9,008,846
  Deferred compensation--restricted stock..........      (23,698)      (34,945)
  Accumulated other comprehensive income (loss)....      207,093      (566,306)
                                                    ------------  ------------
    Total shareholders' equity.....................   23,943,002    22,062,399
                                                    ------------  ------------
Commitments and contingencies (notes 11 and 13).... $268,388,353  $233,113,296
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Years ended December 31,
                                            ------------------------------------
                                               2000        1999         1998
                                            ----------- -----------  -----------
Interest income:
  Interest and fees on loans..............  $14,900,352 $12,512,479  $12,014,838
  Interest on investment securities:
    Interest exempt from federal income
     taxes................................      638,759     760,243      751,990
    Taxable interest income...............    3,101,574   2,274,319    1,832,081
    Dividend income.......................       32,125         --           --
  Interest on federal funds sold..........      279,976     302,071      241,595
  FHLB stock dividends....................       49,075      45,043       41,529
                                            ----------- -----------  -----------
      Total interest income...............   19,001,861  15,894,155   14,882,033
                                            ----------- -----------  -----------
Interest expense:
  Deposits (note 9):
    Demand accounts.......................    1,368,180   1,253,138      686,085
    Savings...............................      220,379     223,373      284,094
    Time..................................    5,415,007   4,065,536    4,380,847
  Short-term borrowings...................      179,448      30,201        8,853
  Long-term obligations...................      144,290     130,609          --
                                            ----------- -----------  -----------
      Total interest expense..............    7,327,304   5,702,857    5,359,879
                                            ----------- -----------  -----------
      Net interest income.................   11,674,557  10,191,298    9,522,154
Provision for probable loan losses (note
 4).......................................      242,112     242,319      242,396
                                            ----------- -----------  -----------
      Net interest income after provision
       for probable loan losses...........   11,432,445   9,948,979    9,279,758
                                            ----------- -----------  -----------
Noninterest income:
  Service charges on deposit accounts.....    1,418,009   1,316,222    1,334,958
  Other service charges and fees..........      753,128     600,623      590,832
  Net gain (loss) on sale of securities
   (note 2)...............................        5,246     (27,122)         --
  Other...................................       87,482     173,731      101,535
                                            ----------- -----------  -----------
      Total noninterest income............    2,263,865   2,063,454    2,027,325
                                            ----------- -----------  -----------
Noninterest expense:
  Salaries................................    3,976,592   3,541,511    3,186,103
  Retirement and other employee benefits
   (note 7)...............................    1,249,407   1,073,039    1,083,843
  Occupancy...............................      844,111     718,356      720,257
  Equipment...............................    1,266,069     992,213      875,232
  Professional fees.......................      190,063     333,159      318,336
  Supplies................................      326,500     239,925      251,076
  Telephone...............................      339,375     285,828      265,386
  Postage.................................      173,005     172,759      171,747
  Other...................................    2,029,310   1,812,253    1,831,063
                                            ----------- -----------  -----------
      Total noninterest expense...........   10,394,432   9,169,043    8,703,043
                                            ----------- -----------  -----------
      Income before income taxes..........    3,301,878   2,843,390    2,604,040
Income taxes (note 6).....................      935,000     700,000      645,000
                                            ----------- -----------  -----------
      Net income..........................  $ 2,366,878 $ 2,143,390  $ 1,959,040
                                            =========== ===========  ===========
Net income per share (basic and diluted)..  $      1.13 $      1.01  $      1.08
                                            =========== ===========  ===========
Weighted average shares outstanding--
 basic....................................    2,098,490   2,122,354    1,817,117
                                            =========== ===========  ===========
Weighted average shares outstanding--
 diluted..................................    2,101,488   2,123,081    1,818,112
                                            =========== ===========  ===========

          See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                             Common Stock
                         ---------------------
                                                                           Deferred    Accumulated
                                                                         compensation     other
                         Number of               Capital     Retained    - restricted comprehensive Comprehensive
                          shares      Amount     surplus     earnings       stock     income (loss)    income        Total
                         ---------  ----------  ----------  -----------  ------------ ------------- ------------- -----------
BALANCE AT DECEMBER 31,
 1997................... 1,780,254  $6,230,889  $3,200,000  $ 5,975,624    $    --     $   306,780                $15,713,293
 Unrealized gains, net
  of income taxes of
  $188,590..............       --          --          --           --          --         366,086   $   366,086      366,086
 Net income.............       --          --          --     1,959,040         --             --      1,959,040    1,959,040
                                                                                                     -----------
 Total comprehensive
  income................                                                                             $ 2,325,126
                                                                                                     ===========
 Common stock issued
  (note 10).............   345,000   1,207,500   3,060,392          --          --             --                   4,267,892
 Cash dividends ($.255
  per share)............       --          --          --      (453,965)                       --                    (453,965)
                         ---------  ----------  ----------  -----------    --------    -----------                -----------
BALANCE AT DECEMBER 31,
 1998................... 2,125,254   7,438,389   6,260,392    7,480,699         --         672,866                 21,852,346
 Unrealized losses, net
  of income taxes of
  $638,364..............       --          --          --           --          --      (1,239,172)  $(1,239,172)  (1,239,172)
 Net income.............       --          --          --     2,143,390         --             --      2,143,390    2,143,390
                                                                                                     -----------
 Total comprehensive
  income................                                                                             $   904,218
                                                                                                     ===========
 Deferred compensation-
  restricted stock
  issuance..............     3,575      12,513      28,599          --      (41,112)           --                         --
 Recognition of deferred
  stock compensation-
  restricted stock......       --          --          --           --        6,167            --                       6,167
 Repurchase of common
  stock.................    (7,300)    (25,550)    (59,539)         --          --             --                     (85,089)
 Cash dividends ($.29
  per share)............       --          --          --      (615,243)        --             --                    (615,243)
                         ---------  ----------  ----------  -----------    --------    -----------                -----------
BALANCE AT DECEMBER 31,
 1999................... 2,121,529   7,425,352   6,229,452    9,008,846     (34,945)      (566,306)                22,062,399
 Unrealized gains, net
  of income taxes of
  $398,420..............       --          --          --           --          --         773,399   $   773,399      773,399
 Net income.............       --          --          --     2,366,878         --             --      2,366,878    2,366,878
                                                                                                     -----------
 Total comprehensive
  income................                                                                             $ 3,140,277
                                                                                                     ===========
 Recognition of deferred
  stock compensation-
  restricted stock......      (275)       (962)     (2,063)         --       11,247            --                       8,222
 Repurchase of common
  stock.................   (48,173)   (168,606)   (405,866)         --          --             --                    (574,472)
 Cash dividends ($.33
  per share)............       --          --          --      (693,424)        --             --                    (693,424)
                         ---------  ----------  ----------  -----------    --------    -----------                -----------
BALANCE AT DECEMBER 31,
 2000................... 2,073,081  $7,255,784  $5,821,523  $10,682,300    $(23,698)   $   207,093                $23,943,002
                         =========  ==========  ==========  ===========    ========    ===========                ===========

          See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years ended December 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net income..........................  $  2,366,878  $  2,143,390  $  1,959,040
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation.......................       729,728       660,762       668,383
  Amortization of premium (accretion
   of discount) on investment
   securities, net...................       (57,536)       41,651        54,862
  Provision for probable loan
   losses............................       242,112       242,319       242,396
  Deferred income taxes..............        67,900        34,800        72,000
  Loss (gain) on sale of securities..        (5,246)       27,122           --
  Gain on sale of real estate
   acquired in settlement of loans
   and real estate held for sale.....        (9,363)          --         (6,476)
  Loss on disposal of premises and
   equipment.........................           261        47,486         6,285
  Deferred compensation--restricted
   stock.............................         8,222         6,167           --
  Increase in accrued interest
   receivable........................      (377,327)     (162,947)     (173,610)
  Decrease (increase) in other
   assets............................      (705,202)     (659,533)       99,568
  Increase (decrease) in accrued
   interest payable..................       343,110       (12,124)      130,107
  Increase in postretirement benefit
   liability.........................        11,774        12,739        20,747
  Increase (decrease) in other
   liabilities.......................       141,529      (200,289)      (34,833)
                                       ------------  ------------  ------------
    Net cash provided by operating
     activities......................     2,756,840     2,181,543     3,038,469
                                       ------------  ------------  ------------
Cash flows from investing activities:
 Proceeds from sales of investment
  securities classified as available-
  for-sale...........................     6,706,542     3,346,458           --
 Proceeds from maturities of
  investment securities classified as
  available-for-sale.................    12,680,251    18,818,876     9,913,543
 Purchases of investment securities
  classified as available-for-sale...   (23,989,535)  (24,656,514)  (20,688,225)
 Purchases of Federal Home Loan Bank
  stock..............................           --        (68,000)      (61,800)
 Proceeds from disposal of premises
  and equipment......................         8,601     2,286,397        12,063
 Purchases of premises and
  equipment..........................    (1,892,680)   (2,715,597)   (1,426,956)
 Proceeds from disposal of real
  estate acquired in settlement of
  loans and real estate held for
  sale...............................       134,035           --        446,476
 Net loan originations...............   (25,432,219)  (14,943,853)  (11,967,590)
                                       ------------  ------------  ------------
    Net cash used by investing
     activities......................   (31,785,005)  (17,932,233)  (23,772,489)
                                       ------------  ------------  ------------
Cash flows from financing activities:
 Net increase in deposits............    32,940,104    19,034,481    13,454,507
 Net (decrease) increase in short-
  term borrowings....................       (59,609)       12,649     2,725,000
 Origination of long-term
  obligations........................           --      3,000,000           --
 Dividends paid......................      (675,878)     (461,395)     (453,965)
 Proceeds from issuance of common
  stock..............................           --            --      4,267,892
 Repurchase of common stock..........      (574,472)      (85,089)          --
                                       ------------  ------------  ------------
    Net cash provided by financing
     activities......................    31,630,145    21,500,646    19,993,434
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................     2,601,980     5,749,956      (740,586)
Cash and cash equivalents at
 beginning of year...................    17,715,064    11,965,108    12,705,694
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $ 20,317,044  $ 17,715,064  $ 11,965,108
                                       ============  ============  ============
Supplemental disclosure of noncash
 financing and investing activities:
  Unrealized gains (losses) on
   available-for-sale securities, net
   of deferred taxes.................  $    773,399  $ (1,239,172) $    366,086
                                       ============  ============  ============
  Dividends declared but not paid....  $    171,394  $    153,848  $        --
                                       ============  ============  ============

          See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (A) Consolidation

   The consolidated financial statements include the accounts of ECB Bancorp, Inc. ("Bancorp") (see note 10) and its wholly-owned subsidiary, The East Carolina Bank (the "Bank") (collectively referred to hereafter as the "Company"). The Bank has two wholly-owned subsidiaries, Carolina Financial Realty, Inc. and Carolina Financial Courier, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

 (B) Basis of Financial Statement Presentation

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates.

   Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for probable loan losses. In connection with the determination of the allowance for probable loan losses, management obtains independent appraisals for significant properties held as collateral for loans.

 (C) Business

   Bancorp is a bank holding company incorporated in North Carolina. The principal activity of Bancorp is ownership of the Bank. The Bank provides financial services through its branch network located in eastern North Carolina. The Bank competes with other financial institutions and numerous other non-financial services commercial entities offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company has no foreign operations, and the Company's customers are principally located in eastern North Carolina.

 (D) Cash and Cash Equivalents

   Cash and cash equivalents include demand and time deposits (with original maturities of ninety days or less) at other financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

 (E) Investment Securities

   Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation at each reporting date. Securities are classified as held-to-maturity ("HTM") when the Company has both the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities not classified as HTM are classified as available-for-sale ("AFS"). AFS securities are stated at fair value as determined by reference to published sources, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity. The Company has no trading securities.

   The amortized cost of securities classified as HTM or AFS is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. The cost of securities sold is based on the specific identification method.

                        ECB BANCORP, INC. AND SUBSIDIARY

 (F) Loans

   Loans are generally stated at their outstanding unpaid principal balances net of any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

   Interest on loans is recorded based on the principal amount outstanding. The Company ceases accruing interest on loans (including impaired loans) when, in management's judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

 (G) Allowance for Probable Loan Losses

   The allowance for probable loan losses ("AFLL") is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management's estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management believes that the AFLL is adequate. Management's periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company's market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's AFLL. Such agencies may require the Company to recognize additions to the AFLL based on their judgments about information available to them at the time of their examination.

   Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (collectively referred to hereafter as "SFAS No. 114"), the AFLL related to loans that are identified for evaluation and deemed impaired is based on discounted cash flows using the loan's initial effective interest rate, the loan's observable market price, or the fair value of the collateral for collateral dependent loans. Loans evaluated for impairment and not considered impaired are assessed under SFAS No. 5, "Accounting for Contingencies".

 (H) Real Estate Acquired in Settlement of Loans

   Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with SFAS No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Real estate acquired in settlement of loans is recorded initially at the lower of the loan balance plus unpaid accrued interest or estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings, if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Loans

                        ECB BANCORP, INC. AND SUBSIDIARY
with outstanding principal balances totalling $29,000 and $132,672 were foreclosed on during the years ended December 31, 2000 and 1999, respectively. There were no such foreclosures in 1998.

 (I) Membership/Investment in Federal Home Loan Bank Stock

   The Company is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). Membership, along with a signed blanket collateral agreement, provides the Company with the ability to draw $13 million of advances from the FHLB. At December 31, 2000 and 1999, the Company had advances totaling $3 million from the FHLB. These advances, which are classified as long-term obligations, mature in January 2004 and carry an interest rate of 4.7 percent at December 31, 2000.

   As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2000, the Company owned 6,328 shares of the FHLB's $100 par value capital stock. No ready market exists for such stock, which is carried at cost.

 (J) Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets which range from 25 to 50 years for bank premises and 3 to 10 years for furniture and equipment.

   Maintenance, repairs, renewals and minor improvements are charged to expense as incurred. Major improvements are capitalized and depreciated.

 (K) Short-term Borrowings

   Short-term borrowings are composed primarily of securities sold under agreements to repurchase, generally on an overnight basis.

 (L) Income Taxes

   The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when such amounts are realized or settled.

 (M) Stock Option Plan

   As discussed in note 8, the Company adopted a stock option plan in 1998. The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of ABP Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 8).

                        ECB BANCORP, INC. AND SUBSIDIARY

 (N) Net Income/Dividends Per Share

   Basic Net Income Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of Basic Net Income Per Share, restricted stock is considered "contingently issuable" and is not included in the weighted average number of common shares outstanding.

   Diluted Net Income Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of Diluted Net Income Per Share. The amount of compensation cost attributed to future services and not yet recognized is considered "proceeds" using the treasury stock method. Diluted weighted average shares outstanding increased by 1,106 and 727 shares for 2000 and 1999, respectively, due to the dilutive impact of restricted stock.

   In computing Diluted Net Income Per Share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Net Income Per Share for the Company. There were no dilutive stock options outstanding during 1999 as the exercise price exceeded the average market price. During 2000 and 1998 diluted weighted average shares outstanding increased by 1,892 and 995 shares, respectively, due to the dilutive impact of options.

   Dividends per share are based on the shares outstanding at the time of dividend declaration. All shares and per share amounts have been restated to give effect to the three-for-one stock split on July 22, 1998 (see note 10).

 (O) Comprehensive Income

   Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the sole component of other comprehensive income for the Company has consisted of unrealized gains and losses, net of taxes, of the Company's available-for-sale securities portfolio.

                                                2000        1999       1998
                                             ----------  ----------  --------
   Unrealized (losses) gains arising during
    the period.............................  $1,177,065  (1,904,658)  554,676
   Tax benefit (expense)...................    (400,204)    647,582  (188,590)
   Reclassification to realized (gains)
    losses.................................      (5,246)     27,122       --
   Tax expense (benefit)...................       1,784      (9,218)      --
                                             ----------  ----------  --------
     Other comprehensive income (loss).....  $  773,399  (1,239,172)  366,086
                                             ==========  ==========  ========

 (P) Reclassifications

   Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders' equity.

                        ECB BANCORP, INC. AND SUBSIDIARY

 (Q) New Accounting Pronouncements

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was adopted by the Company on January 1, 2001 with no impact to the Company's financial statements.

   The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not expected to materially impact the Company.

(2) INVESTMENT SECURITIES

   The following is a summary of the securities portfolio by major classification:

                                                December 31, 2000
                                   --------------------------------------------
                                                 Gross      Gross
                                    Amortized  unrealized unrealized
                                      cost       gains      losses   Fair value
                                   ----------- ---------- ---------- ----------
Securities available-for-sale:
  U.S. Treasury obligations....... $ 8,997,123   45,377         --    9,042,500
  Securities of other U.S.
   government agencies and
   corporations...................  24,361,236  138,799     (42,600) 24,457,435
  Obligations of states and
   political subdivisions.........  13,537,396   82,419     (89,437) 13,530,378
  Mortgage-backed securities......  16,552,151  203,651     (24,432) 16,731,370
  Preferred stock.................   1,015,000      --          --    1,015,000
                                   -----------  -------    --------  ----------
                                   $64,462,906  470,246    (156,469) 64,776,683
                                   ===========  =======    ========  ==========

                                                December 31, 1999
                                   --------------------------------------------
                                                 Gross      Gross
                                    Amortized  unrealized unrealized
                                      cost       gains      losses   Fair value
                                   ----------- ---------- ---------- ----------
Securities available-for-sale:
  U.S. Treasury obligations....... $16,005,692   21,821     (70,011) 15,957,502
  Securities of other U.S.
   government agencies and
   corporations...................  26,279,605      --     (356,839) 25,922,766
  Obligations of states and
   political subdivisions.........  14,875,182   67,157    (441,516) 14,500,823
  Mortgage-backed securities......   2,636,903      --      (78,654)  2,558,249
                                   -----------   ------    --------  ----------
                                   $59,797,382   88,978    (947,020) 58,939,340
                                   ===========   ======    ========  ==========

                        ECB BANCORP, INC. AND SUBSIDIARY

   Gross realized gains and losses on sales of securities for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                           2000     1999    1998
                                                          -------  -------  ----
   Gross realized gains.................................. $10,808      --   --
   Gross realized losses.................................  (5,562) (27,122) --
                                                          -------  -------  ---
   Net realized gains (losses)........................... $ 5,246  (27,122) --
                                                          =======  =======  ===

   The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2000, by remaining contractual maturity are as follows:

                                                         Amortized
                                                           cost     Fair value
                                                        ----------- ----------
   U.S. Treasury obligations:
     Due in one year or less........................... $ 3,999,559  4,005,000
     Due in one year through five years................   4,997,564  5,037,500
   Securities of other U.S. government agencies and
    corporations:
     Due in one year or less...........................   7,519,550  7,524,536
     Due in one year through five years................  16,841,686 16,932,900
   Obligations of states and political subdivisions:
     Due in one year or less...........................     790,412    793,364
     Due in one year through five years................   4,668,453  4,684,874
     Due after five through ten years..................   5,893,829  5,852,441
     Due after ten years...............................   2,184,702  2,199,700
   Mortgage-backed securities:
     Due in one year through five years................  12,270,127 12,405,785
     Due after five through ten years..................   4,282,024  4,325,583
   Preferred stock.....................................   1,015,000  1,015,000
                                                        ----------- ----------
       Total securities................................ $64,462,906 64,776,683
                                                        =========== ==========

   Securities with an amortized cost of approximately $39,240,000 at December 31, 2000 are pledged as collateral for deposits. Of this total, $3,000,000 are pledged as collateral for FHLB advances.

                        ECB BANCORP, INC. AND SUBSIDIARY

(3) LOANS

   Loans at December 31, 2000 and 1999 classified by type, are as follows:

                                                            2000        1999
                                                        ------------ -----------
   Commercial, financial and agricultural.............. $ 65,575,183  56,343,257
   Real estate loans:
     Construction......................................    7,803,324   1,865,625
     Mortgage, commercial and residential..............   83,356,598  74,248,848
   Installment.........................................   16,445,907  15,379,233
                                                        ------------ -----------
                                                         173,181,012 147,836,963
                                                        ------------ -----------
     Less deferred fees and costs, net.................      215,363     161,425
                                                        ------------ -----------
                                                        $172,965,645 147,675,538
                                                        ============ ===========
   Included in the above:
     Nonaccrual loans.................................. $    121,014     407,649
                                                        ============ ===========
     Restructured loans................................ $     72,511      80,537
                                                        ============ ===========

   At December 31, 2000, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $121,014, all on a non-accrual basis. The average recorded investment in impaired loans during the year ended December 31, 2000 was approximately $334,000. For the year ended December 31, 2000, the Company recognized interest income on impaired loans of $49,035, all of which was recognized using the cash basis method of income recognition.

   At December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $366,631 (all on a non-accrual basis) which had a related allowance for probable loan losses of approximately $55,000. The average recorded investment in impaired loans during the year ended December 31, 1999 was approximately $192,220. For the year ended December 31, 1999, the Company recognized interest income on those impaired loans of $234,683, all of which was recognized using the cash basis method of income recognition.

   Loans at December 31, 2000 and 1999 include loans to officers and directors and their associates totaling approximately $1,617,000 and $656,000, respectively. During 2000, $1,367,000 in loans were disbursed to officers, directors and their associates and principal repayments of $406,000 were received on such loans. Such transactions are on the same terms as those prevailing at the time for comparable transactions with others. In the opinion of management, loans made to directors, officers and their associates do not involve more than the normal risk of collectibility or present any other unfavorable features.

   The Company, through its normal lending activity, originates and maintains loans receivable which are substantially concentrated in the Eastern region of North Carolina, where its offices are located. The Company's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company, and such changes could be significant.

   At December 31, 2000, and 1999, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $22,760,000 and $21,877,000, respectively.

                        ECB BANCORP, INC. AND SUBSIDIARY

(4) ALLOWANCE FOR PROBABLE LOAN LOSSES

   An analysis of the allowance for probable loan losses for the years ended December 31, 2000, 1999 and 1998 follows:

                                                        December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ----------  ---------  ---------
   Beginning balance.......................... $2,700,000  2,750,000  2,660,000
   Provision for probable loan losses.........    242,112    242,319    242,396
   Recoveries.................................     94,845     74,046     78,538
   Loans charged off..........................   (236,957)  (366,365)  (230,934)
                                               ----------  ---------  ---------
   Ending balance............................. $2,800,000  2,700,000  2,750,000
                                               ==========  =========  =========

(5) PREMISES AND EQUIPMENT

   An analysis of premises and equipment at December 31, 2000 and 1999 follows:

                                                      Accumulated  Undepreciated
                                             Cost     depreciation     cost
                                          ----------- ------------ -------------
   December 31, 2000:
     Land................................ $ 1,731,212        --      1,731,212
     Land improvements...................     193,322    124,617        68,705
     Buildings...........................   6,332,970  1,741,414     4,591,556
     Furniture and equipment.............   5,305,869  3,815,792     1,490,077
                                          -----------  ---------     ---------
       Total............................. $13,563,373  5,681,823     7,881,550
                                          ===========  =========     =========
   December 31, 1999:
     Land................................ $ 1,431,212        --      1,431,212
     Land improvements...................     191,842    106,242        85,600
     Buildings...........................   5,453,747  1,546,467     3,907,280
     Furniture and equipment.............   4,737,681  3,434,313     1,303,368
                                          -----------  ---------     ---------
       Total............................. $11,814,482  5,087,022     6,727,460
                                          ===========  =========     =========

                        ECB BANCORP, INC. AND SUBSIDIARY

(6) INCOME TAXES

   The components of income tax expense are as follows:

                                                  Current    Deferred   Total
                                                 ----------  --------  --------
   Year ended December 31, 2000:
     Federal.................................... $  856,100    67,900   924,000
     State......................................     11,000       --     11,000
                                                 ----------  --------  --------
                                                 $  867,100    67,900   935,000
                                                 ==========  ========  ========
   Year ended December 31, 1999:
     Federal.................................... $  665,200    34,800   700,000
     State......................................        --        --        --
                                                 ----------  --------  --------
                                                 $  665,200    34,800   700,000
                                                 ==========  ========  ========
   Year ended December 31, 1998:
     Federal.................................... $  556,700    72,000   628,700
     State......................................     16,300       --     16,300
                                                 ----------  --------  --------
                                                 $  573,000    72,000   645,000
                                                 ==========  ========  ========

   Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows:

                                                   Years ended December 31,
                                                 ------------------------------
                                                    2000       1999      1998
                                                 ----------  --------  --------
   Income taxes at statutory rate............... $1,123,000   967,000   885,000
   Increase (decrease) resulting from:
     Effect of non-taxable interest income......   (208,000) (256,000) (268,000)
     Other, net.................................     20,000   (11,000)   28,000
                                                 ----------  --------  --------
   Applicable income taxes...................... $  935,000   700,000   645,000
                                                 ==========  ========  ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                              2000     1999
                                                            -------- ---------
   Deferred tax assets:
     Allowance for probable loan losses.................... $727,600   693,600
     Unrealized losses on securities available for sale....      --    295,000
     Postretirement benefits...............................  183,900   186,200
     Other.................................................   12,500    40,100
                                                            -------- ---------
       Total gross deferred tax assets.....................  924,000 1,214,900
                                                            -------- ---------
   Deferred tax liabilities:
     Bank premises and equipment, principally due to
      differences in depreciation..........................  370,500   325,700
     Unrealized gains on securities available for sale.....  104,000       --
     Other.................................................   66,200    36,000
                                                            -------- ---------
       Total gross deferred tax liabilities................  540,700   361,700
                                                            -------- ---------
       Net deferred tax asset included in other assets..... $383,300   853,200
                                                            ======== =========

                        ECB BANCORP, INC. AND SUBSIDIARY

   The Company has no valuation allowance at December 31, 2000 or 1999, because management has determined that it has sufficient taxable income in the carryback period to support the realizability of the net deferred tax asset.

   Income taxes paid during each of the three years ended December 31, 2000, 1999 and 1998 were $870,000, $654,500 and $555,700, respectively.

(7) RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

   The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $138,204, $136,242 and $98,089 in 2000, 1999 and 1998, respectively.

   The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

   The following tables provide information relating to the Company's postretirement benefit plan:

                                                                2000     1999
                                                              --------  -------
   Reconciliation of benefit obligation
   Net benefit obligation, January 1......................... $529,547  427,776
   Service cost..............................................    5,217    4,815
   Interest cost.............................................   31,270   29,944
   Actuarial gain............................................   13,660    2,341
   Benefits paid.............................................  (21,243) (18,165)
                                                              --------  -------
   Net benefit obligation, December 31.......................  558,451  446,711
                                                              --------  -------
   Fair value of plan assets.................................      --       --
                                                              --------  -------
   Funded status
   Funded status, December 31................................  558,451  446,711
   Unrecognized actuarial (loss) gain........................  (17,130)  82,836
                                                              --------  -------
   Net amount recognized, included in other liabilities...... $541,321  529,547
                                                              ========  =======


   Net periodic postretirement benefit cost for 2000, 1999 and 1998 includes the following components:

                                                         2000     1999    1998
                                                        -------  ------  ------
   Service cost........................................ $ 5,217   4,815   5,662
   Interest cost.......................................  31,270  29,944  31,465
   Amortization of gain................................  (3,470) (3,855)   (135)
                                                        -------  ------  ------
   Net periodic postretirement benefit cost............ $33,017  30,904  36,992
                                                        =======  ======  ======

                       ECB BANCORP, INC. AND SUBSIDIARY

   The following table presents assumptions relating to the plan at December 31, 2000 and 1999:

                                                              2000    1999
                                                              -----   -----
   Weighted average discount rate in determining benefit
    obligation...............................................   7.0%    7.0%
   Annual health care cost trend rate........................   8.0     9.0
   Ultimate medical trend rate...............................   8.0     8.0
   Medical trend rate period (in years)......................     5       5
   Effect of 1% increase in assumed health care cost on:
     Service and interest cost...............................  16.2%   15.8%
     Benefit obligation......................................  14.7    14.3
   Effect of 1% decrease in assumed health care cost on:
     Service and interest cost............................... (13.1)% (12.9)%
     Benefit obligation...................................... (12.1)  (11.8)

(8) STOCK OPTION PLAN

   During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan ("the Omnibus Plan") which was approved by the Company's shareholders at the May 13, 1998 annual meeting and which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. Stock options vest one-third each year beginning three years after the grant date and expire after 10 years.

   A summary of the status of stock options as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                                     2000            1999            1998
                                --------------- --------------- ---------------
                                       Weighted        Weighted        Weighted
                                       average         average         average
                                        option          option          option
                                Number  price   Number  price   Number  price
                                ------ -------- ------ -------- ------ --------
Options outstanding, beginning
 of year......................   8,844  $12.50  9,516   $12.50    --    $  --
Granted.......................   8,358   10.00    --       --   9,516    12.50
Exercised.....................     --      --     --       --     --       --
Forfeited.....................     --      --     672    12.50    --       --
                                ------  ------  -----   ------  -----   ------
Options outstanding, end of
 year.........................  17,202  $11.29  8,844   $12.50  9,516   $12.50
                                ======  ======  =====   ======  =====   ======

   The following table summarizes information about the stock options outstanding at December 31, 2000:

                                   Options Outstanding     Options Exercisable
                                 ------------------------ ----------------------
                                               Weighted-
                                                average
                                    Number     remaining     Number    Weighted-
                                 outstanding  contractual outstanding   average
                                 December 31,    life     December 31, exercise
   Exercise Price                    2000       (years)       2000       price
   --------------                ------------ ----------- ------------ ---------
   $10.00.......................     8,358       7.375         --       $  --
   $12.50.......................     8,844       9.125       2,786       12.50
                                    ------       -----       -----      ------
                                    17,202       8.225       2,786      $12.50
                                    ======       =====       =====      ======

                        ECB BANCORP, INC. AND SUBSIDIARY

   The per share weighted-average fair value of options granted during 2000 and 1998 was $3.42 and $3.32, respectively, on the date(s) of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  2000    1998
                                                                 ------- -------
   Expected dividend yield......................................    2.8%    2.0%
   Risk-free interest rate......................................    6.0%    5.5%
   Expected life................................................ 6 years 6 years
   Expected volatility..........................................   20.0%   20.0%

   If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share ("EPS") would have been as follows:

                                 2000                1999                1998
                         -------------------- ------------------- -------------------
                                       As                  As                  As
                         Pro Forma  Reported  Pro Forma Reported  Pro Forma Reported
                         ---------- --------- --------- --------- --------- ---------
Net income.............. $2,360,504 2,366,878 2,138,390 2,143,390 1,954,040 1,959,040
Basic and diluted EPS...       1.12      1.13      1.01      1.01      1.07      1.08

(9) DEPOSITS

   At December 31, 2000 and 1999, certificates of deposit of $100,000 or more amounted to approximately $52,215,000 and $32,588,000, respectively.

   Time deposit accounts as of December 31, 2000, mature in the following years and amounts: 2001--$102,802,000; 2002--$9,992,000; and 2003--$1,667,000.

   For the years ended December 31, 2000, 1999 and 1998, interest expense on certificates of deposit of $100,000 or more amounted to approximately $2,308,000, $1,460,000 and $1,254,000, respectively.

   The Company made interest payments of $6,974,194, $5,714,981 and $5,229,772 during the years ended December 31, 2000, 1999 and 1998, respectively.

(10) SHAREHOLDERS' EQUITY AND FORMATION OF HOLDING COMPANY

   On July 22, 1998, and pursuant to a charter amendment, the Bank effected a three-for-one stock split of the Bank's common stock, increasing the number of shares of common stock from 593,418 to 1,780,254. Additionally, by way of the same charter amendment, the Bank increased the post-split par value of the common stock from $3.33 per share to $3.50 per share. In connection with the stock split and increase in par value, the Bank increased the capital surplus account in accordance with North Carolina General Statutes. All references to the number of common shares and per share amounts in the financial statements have been restated as appropriate to reflect the effect of the split, for all periods presented.

   On July 22, 1998, the Bank was acquired by Bancorp, which was newly-formed on March 4, 1998, for purposes of such transaction. Each outstanding share of the Bank's common stock was exchanged for one share of Bancorp's common stock with the Bank becoming a wholly-owned subsidiary of Bancorp. Bancorp's primary purpose is to serve as the parent of the Bank. This transaction was accounted for in a manner similar to a pooling-of-interests whereby the historical book values of the Bank's accounts were combined with Bancorp's accounts on the date of the merger.

   On November 23, 1998 the Company issued 345,000 shares of common stock to the public at a price of $14.25 per share. The net proceeds of the offering were approximately $4,268,000.

                        ECB BANCORP, INC. AND SUBSIDIARY

(11) LEASES

   The Company also has several noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2000, 1999 and 1998 was $147,417, $94,107 and $65,795, respectively.

   Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follows:

      Year ending December 31,
      ------------------------
      2001.......................................................... $  308,277
      2002..........................................................    271,549
      2003..........................................................    215,363
      2004..........................................................    206,301
      2005..........................................................    106,620
      Thereafter....................................................  1,439,370
                                                                     ----------
        Total minimum lease payments................................ $2,547,480
                                                                     ==========

(12) RESERVE REQUIREMENTS

   The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are noninterest-bearing, were approximately $3,997,000 at December 31, 2000.

(13) COMMITMENTS AND CONTINGENCIES

   The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $35,776,000 and standby letters of credit of $392,000 at December 31, 2000.

   The Company's exposure to credit loss for commitments to extend credit and standby letters of credit is the contractual amount of those financial instruments. The Company uses the same credit policies for making commitments and issuing standby letters of credit as it does for on-balance sheet financial instruments. Each customer's creditworthiness is evaluated on an individual case-by-case basis. The amount and type of collateral, if deemed necessary by management, is based upon this evaluation of creditworthiness. Collateral obtained varies, but may include marketable securities, deposits, property, plant and equipment, investment assets, real estate, inventories and accounts receivable. Management does not anticipate any significant losses as a result of these financial instruments and anticipates funding them from normal operations.

   The Company is not involved in any legal proceedings which, in management's opinion, could have a material effect on the consolidated financial position of the Company.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions,

                        ECB BANCORP, INC. AND SUBSIDIARY
risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

   Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

   The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999:

                                        2000                    1999
                              ------------------------ -----------------------
                                Carrying    Estimated   Carrying    Estimated
                                 value     fair value     value    fair value
                              ------------ ----------- ----------- -----------
   Financial assets:
     Non-interest bearing
      deposits and cash...... $ 18,342,000  18,342,000  11,065,000  11,065,000
     Federal funds sold......    1,975,000   1,975,000   6,650,000   6,650,000
     Investment securities...   64,777,000  64,777,000  58,939,000  58,939,000
     FHLB stock..............      632,800     632,800     632,800     632,800
     Accrued interest
      receivable.............    2,637,000   2,637,000   2,259,000   2,259,000
     Net loans...............  170,166,000 169,502,000 144,975,000 151,708,000
   Financial liabilities:
     Deposits................  236,241,000 220,670,000 203,301,000 205,542,000
     Short-term borrowings...    2,678,000   2,678,000   2,738,000   2,741,000
     Accrued interest
      payable................    1,160,000   1,160,000     816,980     816,980
     Long-term obligations...    3,000,000   2,984,000   3,000,000   2,796,000

   The estimated fair values of net loans, deposits and long-term obligations at December 31 are based on cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value.

(15) REGULATORY MATTERS

   The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   The Bank, as a North Carolina chartered bank, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes
Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of such banks.

                        ECB BANCORP, INC. AND SUBSIDIARY

   Quantitative measures established by the Federal Deposit Insurance Corporation ("FDIC") to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. Management believes, as of December 31, 2000, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

   Based on the most recent notification from the FDIC, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

   The Bank's actual capital amounts, in thousands, and ratios are presented in the following table:

                                                                   To be well capitalized
                                                                        under prompt
                                          For capital adequacy       corrective action
                             Actual             purposes                 provisions
                          -------------  -----------------------  ------------------------
                          Amount  Ratio           Ratio                    Ratio
                          ------- -----  -----------------------  ------------------------
As of December 31, 2000:
  Total Capital (to Risk
   Weighted Assets).....  $26,100 13.75% (greater than or =)8.00% (greater than or =)10.00%
  Tier I Capital (to
   Risk Weighted
   Assets)..............  $23,722 12.49% (greater than or =)4.00%  (greater than or =)6.00%
  Tier I Capital (to
   Average Assets)......  $23,722  9.24% (greater than or =)4.00%  (greater than or =)5.00%

As of December 31, 1999:
  Total Capital (to Risk
   Weighted Assets).....  $24,626 15.48% (greater than or =)8.00% (greater than or =)10.00%
  Tier I Capital (to
   Risk Weighted
   Assets)..............  $22,628 14.22% (greater than or =)4.00%  (greater than or =)6.00%
  Tier I Capital (to
   Average Assets)......  $22,628  9.75% (greater than or =)4.00%  (greater than or =)5.00%

(16) ECB BANCORP, INC. (PARENT COMPANY)

   ECB Bancorp, Inc.'s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2000 and 1999, and the related condensed statements of income and cash flows for the years ended December 31, 2000 and 1999 and for the period July 22, 1998 (see note 10) to December 31, 1998 are as follows:

                            CONDENSED BALANCE SHEETS

                                                             2000        1999
                                                          ----------- ----------
ASSETS
Receivable from subsidiary............................... $   171,394    153,848
Investment in subsidiary.................................  23,943,002 22,062,399
                                                          ----------- ----------
  Total assets........................................... $24,114,396 22,216,247
                                                          =========== ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable........................................ $   171,394    153,848
Total shareholders' equity...............................  23,943,002 22,062,399
                                                          ----------- ----------
  Total liabilities and shareholders' equity............. $24,114,396 22,216,247
                                                          =========== ==========

                        ECB BANCORP, INC. AND SUBSIDIARY

                         CONDENSED STATEMENTS OF INCOME

                                                   2000      1999      1998
                                                ---------- --------- ---------
Dividends from bank subsidiary................. $1,242,128   540,317   453,965
Equity in undistributed net income of
 subsidiary....................................  1,124,750 1,603,073   603,168
                                                ---------- --------- ---------
  Net income................................... $2,366,878 2,143,390 1,057,133
                                                ========== ========= =========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                              2000         1999        1998
                                           -----------  ----------  ----------
Operating activities:
  Net income.............................. $ 2,366,878   2,143,390   1,057,133
  Undistributed net income of subsidiary..  (1,124,750) (1,603,073)   (603,168)
  Deferred compensation--restricted
   stock..................................       8,222       6,167         --
                                           -----------  ----------  ----------
    Net cash provided by operating
     activities...........................   1,250,350     546,484     453,965
                                           -----------  ----------  ----------
Investing activities:
  Investment in subsidiary................         --          --   (4,267,892)
                                           -----------  ----------  ----------
    Net cash used by investing
     activities...........................         --          --   (4,267,892)
                                           -----------  ----------  ----------
Financing activities:
  Proceeds from issuance of common stock..         --          --    4,267,892
  Repurchase of common stock..............    (574,472)    (85,089)        --
  Cash dividends paid.....................    (675,878)   (461,395)   (453,965)
                                           -----------  ----------  ----------
    Net cash (used) provided by financing
     activities...........................  (1,250,350)   (546,484)  3,813,927
                                           -----------  ----------  ----------
Net change in cash........................ $       --          --          --
                                           ===========  ==========  ==========

   As discussed in note 10, on July 22, 1998 the Parent Company exchanged its common stock for that of the Bank, resulting in an increase in shareholders' equity at the Parent Company of $16,679,425.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   Incorporated herein by reference from pages 3, 4, 5 and 6 (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal 1: Election of Directors" and "Executive Officers") of Registrant's definitive Proxy Statement dated March 20, 2001.

Item 10. Executive Compensation.

   Incorporated herein by reference from pages 5 through 7 (under the captions "Director Compensation" and "Executive Compensation") of Registrant's definitive Proxy Statement dated March 20, 2001.

                        ECB BANCORP, INC. AND SUBSIDIARY

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   Incorporated herein by reference to pages 2 and 3 (under the caption "Beneficial Ownership of Securities") of Registrant's definitive Proxy Statement dated March 20, 2001.

Item 12. Certain Relationships and Related Transactions.

   Incorporated herein by reference to pages 7 and 8 (under the caption "Transactions with Management") of Registrant's definitive Proxy Statement dated March 20, 2001.

Item 13. Exhibits and Reports on Form 8-K.

   (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

   Exhibit
   Number                               Description
   -------                              -----------
     3.1   Registrant's Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Registrant's Registration Statement on Form SB-
           2, Reg. No. 333-61839)
     3.2   Registrant's Bylaws (incorporated by reference from Exhibit 3.2 to
           Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)
    10.1   Employment Agreement between Arthur H. Keeney, III and the Bank
           (incorporated by reference from Exhibit 10.1 to Registrant's
           Registration Statement on Form SB-2, Reg. No. 333-61839)
    10.2   Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Registrant's Registration
           Statement on Form SB-2, Reg. No. 333-61839)
    10.3   Form of Employee Stock Option Agreement (incorporated by reference from Exhibit 10.3 to Registrant's Registration Statement on Form SB-
           2, Reg. No. 333-61839)
    10.4   Form of Restricted Stock Agreement (incorporated by reference from
           Exhibit 99.4 to Registrant's Registration Statement Form S-8, Reg.
           No. 333-77689)
    21     List of subsidiaries of Registrant (incorporated by reference from
           Exhibit 21.1 to Registrant's Registration Statement on Form SB-2,
           Reg. No. 333-61839)
    23     Consent of KPMG LLP (filed herewith)
    99     Registrant's definitive Proxy Statement dated March 20, 2001, as filed with the Securities and Exchange Commission (not being refiled)

   (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ECB Bancorp, Inc.

                                                 /s/ Arthur H. Keeney, III
Date: March 20, 2001                      By: _________________________________
                                                   Arthur H. Keeney, III
                                               President and Chief Executive
                                                          Officer

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Arthur H. Keeney, III          President, Chief Executive   March 20, 2001
______________________________________  Officer and Director
        Arthur H. Keeney, III           (principal executive
                                        officer)

        /s/ Gary M. Adams              Senior Vice President and    March 20, 2001
______________________________________  Chief Financial Officer
            Gary M. Adams               (principal financial and
                                        accounting officer)

      /s/ R. S. Spencer, Jr.           Chairman                     March 20, 2001
______________________________________
          R. S. Spencer, Jr.

     /s/ George T. Davis, Jr.          Director                     March 20, 2001
______________________________________
         George T. Davis, Jr.

       /s/ Gregory C. Gibbs            Director                     March 20, 2001
______________________________________
           Gregory C. Gibbs

     /s/ John F. Hughes, Jr.           Director                     March 20, 2001
______________________________________
         John F. Hughes, Jr.

   /s/ J. Bryant Kittrell, III         Director                     March 20, 2001
______________________________________
       J. Bryant Kittrell, III

     /s/ Joseph T. Lamb, Jr.           Director                     March 20, 2001
______________________________________
         Joseph T. Lamb, Jr.

              Signature                          Title                   Date
              ---------                          -----                   ----
     /s/ B. Martelle Marshall          Director                     March 20, 2001
______________________________________
         B. Martelle Marshall

      /s/ Robert L. Mitchell           Director                     March 20, 2001
______________________________________
          Robert L. Mitchell

        /s/ Ray M. Spencer             Director                     March 20, 2001
______________________________________
            Ray M. Spencer