Form 10QSB
period 2001-03-31
ECB BANCORP INC
filed 2001-05-14
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________


                           Commission File No. 2017-6
                           --------------------------

                                ECB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)


                 North Carolina                         56-0215930
                 -------------                         ----------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)



        Post Office Box 337, Engelhard, North Carolina        27824
        ----------------------------------------------        -----
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

As of May 8, 2001, 2,069,332 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 13 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                          (dollar amounts in thousands)



                                                                           March 31,           December 31,
Assets                                                                          2001                  2000*
-------------------------------------------------------------------------------------          ------------
                                                                          (unaudited)
Non-interest bearing deposits and cash                                       $13,289               $18,342
Federal funds sold                                                             2,200                 1,975
-------------------------------------------------------------------------------------           -----------
       Total cash and cash equivalents                                        15,489                20,317
-------------------------------------------------------------------------------------           -----------

Investment securities
Available-for-sale, at market value (cost of $63,361 and
   $64,463 at March 31, 2001 and December 31, 2000, respectively)             64,268                64,777

Loans                                                                        180,370               172,965
Allowance for probable loan losses                                           (2,827)               (2,800)
-------------------------------------------------------------------------------------           -----------
       Loans, net                                                            177,543               170,165
-------------------------------------------------------------------------------------           -----------

Real estate acquired in settlement of loans, net                                  58                    58
Federal Home Loan Bank common stock, at cost                                     633                   633
Bank premises and equipment, net                                               8,612                 7,882
Accrued interest receivable                                                    2,700                 2,637
Other assets                                                                   1,719                 1,920
-------------------------------------------------------------------------------------           -----------
Total                                                                       $271,022              $268,389
-------------------------------------------------------------------------------------           -----------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------           -----------
Deposits
   Demand, noninterest bearing                                               $45,311               $46,565
   Demand interest bearing                                                    62,773                61,759
   Savings                                                                    13,230                13,457
   Time                                                                      119,797               114,461
-------------------------------------------------------------------------------------           -----------
       Total deposits                                                        241,111               236,242
-------------------------------------------------------------------------------------           -----------

Short-term borrowings                                                          2,738                 2,678
Long-term obligations                                                              -                 3,000
Accrued interest payable                                                       1,378                 1,160
Other liabilities                                                              1,288                 1,366
-------------------------------------------------------------------------------------           -----------
       Total liabilities                                                     246,515               244,446
-------------------------------------------------------------------------------------           -----------

Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,070,101
     and 2,073,081 in 2001 and 2000, respectively.                             7,245                 7,256
   Capital surplus                                                             5,801                 5,822
   Retained earnings                                                          10,956                10,682
   Deferred compensation - restricted stock                                      (93)                  (24)
   Accumulated other comprehensive income                                        598                   207
-------------------------------------------------------------------------------------           -----------
       Total shareholders' equity                                             24,507                23,943
-------------------------------------------------------------------------------------           -----------

Commitments

-------------------------------------------------------------------------------------           -----------
Total                                                                       $271,022              $268,389
-------------------------------------------------------------------------------------           -----------

See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
               For the three months ended March 31, 2001 and 2000
     (unaudited - dollar amounts in thousands, except net income per share)



                                                        Three months ended
                                                             March 31
                                                    --------------------------
                                                          2001           2000
------------------------------------------------    -----------    -----------
Interest Income:
   Interest and fees on loans                           $3,943         $3,367
   Interest on investment securities:
     Interest exempt from federal income taxes             149            171
     Taxable interest income                               840            749
   Interest on federal funds sold                          112             65
------------------------------------------------    -----------    -----------
       Total interest income                             5,044          4,352
------------------------------------------------    -----------    -----------

Interest expense:
   Deposits:
     Demand accounts                                       299            329
     Savings                                                50             56
     Time                                                1,830          1,167
Short-term borrowings                                       34             29
Long-term obligations                                       12             36
------------------------------------------------    -----------    -----------
       Total interest expense                            2,225          1,617
------------------------------------------------    -----------    -----------

       Net interest income                               2,819          2,735
Provision for probable loan losses                          80             60
------------------------------------------------    -----------    -----------
       Net interest income after provision for           2,739          2,675
       probable loan losses
------------------------------------------------    -----------    -----------

Noninterest income:
   Service charges on deposit accounts                     387            342
   Other service charges and fees                          202            105
   Net gain on sale of securities                           48              -
   Other                                                    10             17
------------------------------------------------    -----------    -----------
       Total noninterest income                            647            464
------------------------------------------------    -----------    -----------

Noninterest expense:
   Salaries                                              1,088            921
   Retirement and other employee benefits                  339            296
   Occupancy                                               248            210
   Equipment                                               314            256
   Professional fees                                        68             54
   Supplies                                                 61             99
   Telephone                                                90             96
   Postage                                                  53             49
   Other                                                   505            462
------------------------------------------------    -----------    -----------
       Total noninterest expenses                        2,766          2,443
------------------------------------------------    -----------    -----------

       Income before income taxes                          620            696
Income taxes                                               160            180
------------------------------------------------    -----------    -----------
Net income                                                $460           $516
------------------------------------------------    -----------    -----------

Net income per share (basic and diluted)                 $0.22          $0.24
                                                    -----------    -----------
Weighted average shares outstanding - basic          2,065,532      2,117,504
                                                    -----------    -----------
Weighted average shares outstanding - diluted        2,069,197      2,118,320
                                                    -----------    -----------

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                   Three months ended March 31, 2001 and 2000
                    (unaudited - dollar amounts in thousands)



                                                                           Deferred      Accumulated
                                                                         compensation-      other
                           Common         Capital          Retained       restricted    comprehensive   Comprehensive
                            stock         surplus          earnings         stock           loss          income            Total
                          ----------     ----------     -----------      -----------     ----------     -------------    ----------
Balance January 1, 2000     $ 7,425        $ 6,229        $  9,009         $   (35)        $  (566)                        $22,062

Unrealized losses, net
 of income taxes of $83                                                                       (161)         (161)             (161)

    Net income                                                 516                                           516               516
                                                                                                        ---------
Total comprehensive
 income                                                                                                   $  355
                                                                                                        =========
Recognition of deferred
 compensation -
 restricted stock                                                                2                                               2

Repurchase of common
 stock                           (9)           (18)                                                                            (27)

Cash dividends ($.0825
 per share)                                                   (175)                                                           (175)
                          ----------     ----------     -----------      ----------       ---------                        --------
Balance March 31, 2000      $ 7,416        $ 6,211        $  9,350         $   (33)        $  (727)                        $22,217
                          ==========     ==========     ===========      ==========       =========                        ========



                                                                           Deferred      Accumulated
                                                                         compensation-      other
                           Common         Capital          Retained       restricted    comprehensive   Comprehensive
                            stock         surplus          earnings         stock           loss          income            Total
                          ----------     ----------     -----------      -----------     ----------     -------------    ----------
Balance January 1, 2001      $7,256         $5,822         $10,682            ($24)           $207                         $23,943

Unrealized gains, net
 of income taxes of $202                                                                       391        $  391               391

    Net income                                                 460                                           460               460
                                                                                                        ---------
Total comprehensive
 income                                                                                                   $  851
                                                                                                        =========
Deferred compensation -
 restricted stock
 issuance                        21             54                            ($75)                                              -

Recognition of deferred
 compensation -
 restricted stock                                                                6                                               6

Repurchase of common
 stock                          (32)           (75)                                                                           (107)

Cash dividends
 ($.09 per share)                                             (186)                                                           (186)
                          ----------     ----------     -----------      ----------       ---------                        --------
Balance March 31, 2001      $ 7,245        $ 5,801       $  10,956         $   (93)         $  598                         $24,507
                          ==========     ==========     ===========      ==========       =========                        ========


See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000
                    (Unaudited - dollar amounts in thousands)


                                                                      Three Months Ended
                                                                            March 31,
Cash flows from operating activities:                              2001                  2000
                                                               ----------            ----------
    Net income                                                  $   460               $   516
    Adjustments to reconcile net income to
      net cash provided by operating activities:

      Depreciation                                                  198                   169
      Amortization of investment securities, net                     (8)                   (9)
      Provision for probable loan losses                             80                    60
      Gain on sale of securities                                    (48)                    -
      Deferred compensation - restricted stock                        6                     2
      Increase in accrued interest receivable                       (63)                 (130)
      Gain on sale of real estate acquired in
        settlement of loans                                           -                    (9)
      Decrease (increase) in other assets                             1                  (150)
      Increase in accrued interest payable                          218                   101
      Increase in postretirement benefit liability                   11                    25
      Decrease in other liabilities, net                           (104)                  (52)
-----------------------------------------------------          ----------            ----------
    Net cash provided by operating activities                       751                   523
-----------------------------------------------------          ----------            ----------

Cash flows from investing activities:
    Proceeds from sales of investment securities
     classified as available-for-sale                            10,862                     -
    Proceeds from maturities of investment
     securities classified as available-for-sale                  5,265                 4,153
    Purchases of investment securities classified
     as available-for-sale                                      (14,971)               (5,389)
    Purchases of premises and equipment                            (928)                 (105)
    Proceeds from disposal of real estate
     acquired in settlement of loans and real estate
     held for sale                                                    -                   109
    Net loan originations                                        (7,458)               (6,256)
----------------------------------------------                 ----------            ----------
    Net cash used by investing activities                        (7,230)               (7,488)
----------------------------------------------                 ----------            ----------

Cash flows from financing activities:
    Net increase in deposits                                      4,869                10,206
    Net increase (decrease) in short-term borrowings                 60                (1,085)
    Decrease in long-term obligations                            (3,000)                    -
    Dividends paid                                                 (171)                 (154)
    Repurchase of common stock                                     (107)                  (27)
----------------------------------------------                 ----------            ----------
    Net cash provided by financing activities                     1,651                 8,940
----------------------------------------------                 ----------            ----------

Increase (decrease) in cash and cash equivalents                 (4,828)                1,975
Cash and cash equivalents at beginning of period                 20,317                17,789
                                                               ----------            ----------
Cash and cash equivalents at end of period                     $ 15,489              $ 19,764
                                                               ==========            ==========

Cash paid during the period:
    Interest                                                   $  2,007              $  1,516
    Taxes                                                             -                    52

Supplemental disclosures of noncash financing and
 investing activities:
    Cash dividends declared but not paid                        $   186               $   175
    Unrealized gains (losses) on available-for-sale
     securities, net of deferred taxes                              391                  (161)

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the three months ended March 31, 2001 and 2000, respectively.


                                                 Three months ended March 31,
                                                 ----------------------------
                                                   2001                2000
                                                   ----                ----
    Balance at the beginning of the
       period                                 $2,800,000            2,700,000
    Provision for probable loan losses            80,000               60,000
    Charge-offs                                  (63,000)             (78,000)
    Recoveries                                    10,000               16,000
                                                  ------            ---------

    Net charge-offs                              (53,000)             (62,000)
                                                --------            ---------

    Balance at the end of the period          $2,827,000            2,698,000
                                              ==========            =========



(3) Net income per share

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires net income per share to be calculated on both a basic and diluted basis. The stock options granted in 1998 had no dilutive effect on net income per share for the three months ended March 31, 2001 and 2000.


(4) New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was adopted by the Company on January 1, 2001 with no impact the Company's financial statements.

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


Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2001 and 2000

Summary

For the three months ended March 31, 2001, the Company had net income of $460,000, or $0.22 basic and diluted earnings per share, compared to $516,000, or $0.24 basic and diluted earnings per share for the three months ended March 31, 2000. Net interest income increased 3.07% to $2,819,000 in the first quarter of 2001 from $2,735,000 in the first quarter of 2000, and noninterest income increased $183,000 or 39.44% when compared to the same period last year. Noninterest expense increased $323,000 or 13.22% for the three month period ended March 31, 2001 as compared to the same period in 2000, partly attributable to the opening of the New Bern and Washington offices and the addition of personnel at the Company's corporate office. Salary and employee benefits expense increased $210,000 to $1,427,000 compared to $1,217,000 during the first quarter of 2000.

Net interest income

The Company's net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2001 was 4.65% compared to 5.18% in 2000. This decrease in the Company's net interest margin is a result of a lower interest rate environment compared to first quarter of 2000 as the Federal Reserve Board lowered the federal funds target rate by 150 basis points during the first quarter of 2001. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 35% of the loan portfolio float with prime rate. Consequently, its net interest margin is negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio. The Bank anticipates that its net interest margin will return to historical levels once this re-pricing occurs.

Net interest income for the three months ended March 31, 2001 was $2,819,000, an increase of $84,000 or 3.07% when compared to net interest income of $2,735,000 for the three months ended March 31, 2000.

Total interest income increased $692,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, principally due to an increase in the average volume of loans of $25.7 million. Yield on average earning assets, on a tax-equivalent basis, for the three months ended March 31, 2001 was 8.23% compared to 8.14% in 2000.

Total interest expense increased $608,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, as a result of average certificates of deposit balances increasing $34.2 million. The cost of funds for the Company during the three months ended March 31, 2001 was 4.45%, an increase of 63 basis points when compared to 3.82% for the three months ended March 31, 2000. The Company's increase in cost of funding was a result of increased interest expense associated with an increase of $23.8 million in public funds late in the fourth quarter of 2000 just prior to the Federal Reserve action during the first quarter of 2001. Interest expense on certificates greater than $100,000 increased 50 basis points, or $412,000, when compared to the first quarter of 2000.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended March 31, 2001 was $80,000, compared to $60,000 during the three months ended March 31, 2000. Net charge-offs for the quarter ended March 31, 2001 totaled $53,000, compared to net charge-offs of $62,000 during the same period of 2000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $183,000 or 39.44% to $647,000 for the three months ended March 31, 2001 compared to $464,000 for the same period in 2000. This is principally due to an increase of $97,000 in other fee income generated from some of the new banking products introduced by the Bank since the first quarter of 2000. A new accounts receivable purchase product introduced in the second quarter of 2000 generated net fees of $15,000 for the quarter while the Bank's newly formed Insurance Services generated fees of $17,000. In addition, the Bank's mortgage department increased loan origination fees by $39,000 as the reduction in mortgage rates spurred homeowners to refinance. Service charges on deposit accounts increased $45,000 to $387,000 compared to $342,000 in 2000. Other operating income decreased $7,000 to $10,000 from the $17,000 recorded during the first quarter of 2000 due to a gain on the sale of other real estate owned of $9,000 in the first quarter of 2000. During the first quarter of 2001, the Bank had a gain on the sale of securities of $48,000.

Noninterest expense

Noninterest expense increased $323,000 or 13.22% to $2,766,000 for the three months ended March 31, 2001 from the same period in 2000. This increase is principally due to general increases in salary and employee benefits expense of $210,000. The opening of offices in New Bern and Hertford accounted for approximately $56,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $42,000 of personnel expense. The Company experienced increases in employee group insurance premiums during the first quarter of 2001 of $30,000 compared to the prior year. Occupancy expense increased $38,000 over the prior year period as a result of increased utilities of $16,000, building depreciation expense of $6,000 and increases in property insurance and outside janitorial services of $9,000 and $5,000, respectively. Equipment expense increased $58,000 as equipment depreciation and rental expense increased $19,000 and $16,000, respectively. Bank supply expense decreased during the first quarter of 2001 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement during the first quarter of 2000. Other operating expenses increased $43,000 from $462,000 for the three months ended March 31, 2000 to $505,000 for the three months ended March 31, 2001. This increase is primarily due to increases of other insurance of $20,000 and advertising of $15,000.

Income taxes

Income tax expense for the three months ended March 31, 2001 and 2000 was $160,000 and $180,000, respectively, resulting in effective tax rates of 25.81% and 25.86%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total assets increased $2.6 million to $271.0 million, an increase of 0.98% when compared to $268.4 million at December 31, 2000. Asset growth was funded by increased certificates of deposits of $5.3 million but was partially offset by a call option on a $3.0 million advance that was exercised by the Federal Home Loan Bank of Atlanta during the first quarter of 2001.

Loans receivable have increased $7.4 million from $173.0 million at December 31, 2000 to $180.1 million at March 31, 2001. The Company has experienced steady loan demand from all of its markets throughout the quarter.

Shareholders' equity increased by $564,000 from December 31, 2000 to March 31, 2001, as the Company generated net income of $460,000 and experienced an increase of net unrealized gains on available-for-sale securities of $391,000. The Company declared cash dividends of $186,000 or 9.00 cents per share, during the first quarter of 2001 compared to 8.25 cents per share in the prior year period. The Company has repurchased $107,000 of common stock during 2001.

Asset Quality

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination. Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $249,000 and $252,000 at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $119,000 compared to $121,000 at December 31, 2000, all on a non-accrual basis.

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

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of March 31, 2001, the Bank was in compliance with all of the aforementioned capital requirements and meets the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at March 31, 2001, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

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


                                ECB BANCORP, INC.
                                -----------------
                                  (Registrant)


Date: 5/11/2001                                By: /s/ Arthur H. Keeney, III
--------------                                    -------------------------
                                                  Arthur H. Keeney, III
                                                  (President & CEO)


Date: 5/11/2001                               By: /s/ Gary M. Adams
---------------                                   -------------------------
                                                  Gary M. Adams
                                                  (Senior Vice President & CFO)