Form 10QSB
period 2001-06-30
ECB BANCORP INC
filed 2001-08-14
CIK 1066254

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      or

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________


                          Commission File No. 2017-6
                          --------------------------

                               ECB Bancorp, Inc.
                               -----------------
            (Exact name of registrant as specified in its charter)


         North Carolina                                  56-0215930
         --------------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
                         incorporation or organization)


             Post Office Box 337, Engelhard, North Carolina  27824
             -----------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


                                 (252) 925-9411
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No_____
                                          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 10, 2001, 2,067,691 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 15 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                       ECB BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000
                         (dollar amounts in thousands)

                                                                            June 30,            December 31,
Assets                                                                          2001                2000*
------------------------------------------------------------------------------------           ----------
                                                                          (unaudited)
Non-interest bearing deposits and cash                                      $ 14,885           $   18,342
Federal funds sold                                                             4,400                1,975
------------------------------------------------------------------------------------           ----------
       Total cash and cash equivalents                                        19,285               20,317
------------------------------------------------------------------------------------           ----------

Investment securities
   Available-for-sale, at market value (cost of $61,877 and
   $64,463 at June 30, 2001 and December 31, 2000, respectively)              62,777               64,777

Loans                                                                        187,504              172,965
Allowance for probable loan losses                                            (2,757)              (2,800)
------------------------------------------------------------------------------------           ----------
       Loans, net                                                            184,747              170,165
------------------------------------------------------------------------------------           ----------

Real estate acquired in settlement of loans, net                                  37                   58
Federal Home Loan Bank stock, at cost                                            633                  633
Bank premises and equipment, net                                               8,523                7,882
Accrued interest receivable                                                    2,786                2,637
Other assets                                                                   2,857                1,920
------------------------------------------------------------------------------------           ----------
Total                                                                       $281,645           $  268,389
------------------------------------------------------------------------------------           ----------

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------           ----------
Deposits
   Demand, noninterest bearing                                              $ 55,090           $   46,565
   Demand interest bearing                                                    62,209               61,759
   Savings                                                                    13,073               13,457
   Time                                                                      121,104              114,461
------------------------------------------------------------------------------------           ----------
       Total deposits                                                        251,476              236,242
------------------------------------------------------------------------------------           ----------

Short-term borrowings                                                          2,716                2,678
Long-term obligations                                                              -                3,000
Accrued interest payable                                                       1,352                1,160
Other liabilities                                                              1,305                1,366
------------------------------------------------------------------------------------           ----------
       Total liabilities                                                     256,849              244,446
------------------------------------------------------------------------------------           ----------

Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,067,691 and
     2,073,081 at June 30, 2001 and December 31, 2000, respectively.           7,237                7,256
   Capital surplus                                                             5,780                5,822
   Retained earnings                                                          11,273               10,682
   Deferred compensation - restricted stock                                      (87)                 (24)
   Accumulated other comprehensive income                                        593                  207
------------------------------------------------------------------------------------           ----------
       Total shareholders' equity                                             24,796               23,943
------------------------------------------------------------------------------------           ----------

Commitments

------------------------------------------------------------------------------------           ----------
Total                                                                       $281,645           $  268,389
------------------------------------------------------------------------------------           ----------

See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

                       ECB BANCORP, INC. AND SUBSIDIARY
                        Consolidated Income Statements
           For the three and six months ended June 30, 2001 and 2000
    (unaudited - dollar amounts in thousands, except net income per share)

                                                             Three months ended                         Six months ended
                                                                  June 30                                   June 30
                                                         2001                 2000                  2001                2000
----------------------------------------------        ----------            ---------            ----------           ---------
Interest income:
  Interest and fees on loans                          $    3,943           $    3,672            $    7,886          $    7,039
  Interest on investment securities:
  Interest exempt from federal income taxes                  201                  153                   350                 324
  Taxable interest income                                    714                  741                 1,554               1,490
  Interest on federal funds sold                              60                  101                   172                 166
----------------------------------------------        ----------           ----------            ----------          ----------
       Total interest income                               4,918                4,667                 9,962               9,019
----------------------------------------------        ----------           ----------            ----------          ----------

Interest expense:
  Deposits:
  Demand accounts                                            207                  345                   506                 674
  Savings                                                     39                   55                    89                 111
  Time                                                     1,693                1,325                 3,523               2,492
  Short-term borrowings                                       23                   27                    57                  56
  Long-term obligations                                        -                   35                    12                  71
----------------------------------------------        ----------           ----------            ----------          ----------
       Total interest expense                              1,962                1,787                 4,187               3,404
----------------------------------------------        ----------           ----------            ----------          ----------
       Net interest income                                 2,956                2,880                 5,775               5,615
Provision for probable loan losses                           120                   70                   200                 130
----------------------------------------------        ----------           ----------            ----------          ----------
       Net interest income after provision
         for probable loan losses                          2,836                2,810                 5,575               5,485
----------------------------------------------        ----------           ----------            ----------          ----------

Noninterest income:
   Service charges on deposit accounts                       418                  357                   805                 699
   Other service charges and fees                            314                  231                   516                 336
   Net gain (loss) on sale of securities                      28                   (2)                   76                  (2)
   Other operating income                                     12                    9                    22                  26
----------------------------------------------        ----------           ----------            ----------          ----------
       Total noninterest income                              772                  595                 1,419               1,059
----------------------------------------------        ----------           ----------            ----------          ----------

Noninterest expenses:
   Salaries                                                1,092                  977                 2,180               1,898
   Retirement and other employee benefits                    356                  302                   695                 598
   Occupancy                                                 241                  193                   489                 403
   Equipment                                                 328                  341                   642                 597
   Professional fees                                          67                   82                   135                 136
   Supplies                                                   82                   76                   143                 175
   Telephone                                                  77                   84                   167                 180
   Postage                                                    44                   27                    97                  76
   Other operating expenses                                  658                  486                 1,163                 948
----------------------------------------------        ----------           ----------            ----------          ----------
       Total noninterest expenses                          2,945                2,568                 5,711               5,011
----------------------------------------------        ----------           ----------            ----------          ----------

       Income before income taxes                            663                  837                 1,283               1,533
Income taxes                                                 160                  255                   320                 435
----------------------------------------------        ----------           ----------            ----------          ----------
Net income                                            $      503           $      582            $      963          $    1,098
----------------------------------------------        ==========           ==========            ==========          ==========


Net income per share (basic and diluted)              $     0.24           $     0.28            $     0.47          $     0.52
Weighted average shares outstanding - basic            2,059,599            2,110,388             2,062,599           2,113,946
Weighted average shares outstanding - diluted          2,063,282            2,110,388             2,067,498           2,113,946

See accompanying notes to consolidated financial statements.

                       ECB BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
                  For six months ended June 30, 2001 and 2000
                   (unaudited - dollar amounts in thousands)

                                                                       Deferred        Accumulated
                                                                     compensation-        other
                              Common      Capital     Retained        restricted      comprehensive   Comprehensive
                               stock      surplus     earnings          stock              loss          income            Total
                            ----------  ----------  ------------   ----------------- --------------- ----------------    ----------
Balance January 1, 2000      $  7,425    $  6,229    $    9,009     $           (35)  $        (566)                      $ 22,062

Unrealized losses, net of
  income taxes of  $57                                                                         (111)        $  (111)          (111)

    Net income                                            1,098                                               1,098          1,098
                                                                                                         ----------
Total comprehensive income                                                                                  $   987
                                                                                                         ==========

Recognition of deferred
  compensation -
    restricted stock                           (3)                                7                                              4

Repurchase of common stock        (66)       (130)                                                                            (196)

Cash dividends
  ($.165 per share)                                        (350)                                                              (350)

                            ----------  ----------  ------------   ----------------- ---------------                     ----------
Balance June 30, 2000        $  7,359    $  6,096    $    9,757     $           (28)  $        (677)                      $ 22,507
                            ==========  ==========  ============   ================= ===============                     ==========

                                                                       Deferred        Accumulated
                                                                     compensation-        other
                              Common      Capital     Retained        restricted      comprehensive   Comprehensive
                               stock      surplus     earnings          stock              loss          income            Total
                            ----------  ----------  ------------   ----------------- --------------- ----------------    ----------
Balance January 1, 2001      $  7,256    $  5,822    $   10,682     $           (24)  $         207                       $ 23,943

Unrealized gains, net of
  income taxes of  $200                                                                         386         $   386            386

    Net income                                              963                                                 963            963
                                                                                                         ----------
Total comprehensive income                                                                                  $ 1,349
                                                                                                         ==========

Deferred compensation -
  restricted stock issuance        21          54                               (75)                                             -

Recognition of deferred
  compensation -
    restricted stock                                                             12                                             12

Repurchase of common stock        (40)        (96)                                                                            (136)

Cash dividends
  ($.18 per share)                                         (372)                                                              (372)

                            ----------  ----------  ------------   ----------------- ---------------                     -----------
Balance June 30, 2001        $  7,237    $  5,780    $   11,273     $           (87)   $        593                       $ 24,796
                            ==========  ==========  ============   =================  ==============                     ===========

See accompanying notes to consolidated financial statements.

                                         ECB BANCORP, INC. AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                     Six months ended June 30, 2001 and 2000
                                    (Unaudited - dollar amounts in thousands)

                                                                                     Six Months Ended
                                                                                         June 30
Cash flows from operating activities:                                           2001                 2000
                                                                            -----------           ----------
    Net income                                                               $      963            $   1,098
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                  407                  346
      Amortization of investment securities, net                                     (5)                 (22)
      Provision for probable loan losses                                            200                  130
      (Gain) loss on sale of available-for-sale securities                          (76)                   2
      Deferred compensation - restricted stock                                       12                    4
      Increase in accrued interest receivable                                      (149)                (574)
      Gain on sale of real estate acquired in
        settlement of loans                                                          (2)                  (9)
      Increase in other assets                                                   (1,137)                (410)
      Increase in accrued interest payable                                          192                  157
      Increase in postretirement benefit liability                                   23                   34
      Decrease in other liabilities, net                                            (99)                  (9)
-----------------------------------------------------------                 -----------           ----------
    Net cash provided by operating activities                                       329                  747
-----------------------------------------------------------                 -----------           ----------

Cash flows from investing activities:
    Proceeds from sales of investment securities classified
      as available-for-sale                                                      12,583                1,144
    Proceeds from maturities of investment securities
      classified as available-for-sale                                            9,765                6,815
    Purchases of investment securities classified
      as available-for-sale                                                     (19,681)              (8,083)
    Purchases of premises and equipment                                          (1,048)              (1,026)
    Proceeds from disposal of real estate acquired in
      settlement of loans and real estate held for sale                              23                  109
    Net loan originations                                                       (14,782)             (16,773)
-----------------------------------------------------------                 -----------           ----------
    Net cash used by investing activities                                       (13,140)             (17,814)
-----------------------------------------------------------                 -----------           ----------

Cash flows from financing activities:
    Net increase in deposits                                                     15,234               19,719
    Net increase (decrease) in short-term borrowings                                 38                 (140)
    Decrease in long-term obligations                                            (3,000)                   -
    Dividends paid                                                                 (357)                (329)
    Repurchase of common stock                                                     (136)                (196)
-----------------------------------------------------------                 -----------           ----------
    Net cash provided by financing activities                                    11,779               19,054
-----------------------------------------------------------                 -----------           ----------

Increase in cash and cash equivalents                                            (1,032)               1,987
Cash and cash equivalents at beginning of period                                 20,317               17,789
                                                                            -----------           ----------

Cash and cash equivalents at end of period                                   $   19,285            $  19,776
                                                                            ===========           ==========

Cash paid during the period:
    Interest                                                                 $    3,995            $   3,247
    Taxes                                                                           308                  300

Supplemental disclosures of noncash financing and investing activities:
    Cash dividends declared but not paid                                     $      186            $     175
    Unrealized gains (losses) on available-for-sale
       securities, net of deferred taxes                                            386                 (111)

See accompanying notes to consolidated financial statements.

                       ECB BANCORP, INC, AND SUBSIDIARY

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the six-month periods ended June 30, 2001 and 2000, respectively.

                                                     Six months ended June 30,
                                                    --------------------------
                                                     2001                2000
                                                     ----                ----

     Balance at the beginning of the period         $2,800,000       2,700,000
     Provision for probable loan losses                200,000         130,000
     Charge-offs                                      (270,000)       (140,000)
     Recoveries                                         27,000          31,000
                                                    ----------       ---------

     Net charge-offs                                  (243,000)       (109,000)
                                                    ----------       ---------

     Balance at the end of the period               $2,757,000       2,721,000
                                                    ==========       =========



(3) New Accounting Pronouncements

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


Comparison of the Results of Operations for the Six Month Periods Ended June 30, 2001 and 2000

Summary
--------

For the six months ended June 30, 2001, the Company had net income of $963,000, or $0.47 basic and diluted earnings per share, compared to $1,098,000, or $0.52 basic and diluted earnings per share for the six months ended June 30, 2000. For the six months ended June 30, 2001, net interest income increased 2.87% and noninterest income increased 33.43% when compared to the same period last year. Noninterest expense increased $700,000 or 13.9% for the six months ended June 30, 2001 as compared to the same period in 2000, partly attributable to general increases in salary and employee benefits expense of $379,000.

Net interest income
--------------------

Net interest income for the six months ended June 30, 2001 was $5,775,000, an increase of $160,000 or 2.87% when compared to net interest income of $5,615,000 for the six months ended June 30, 2000. The Company's net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2001 was 4.78% compared to 5.22% in 2000. The decline of the Company's net interest margin is attributable to the negative effect of a net asset-sensitive interest rate gap position during a falling rate environment and the increase in funding cost as a result of increased balances of certificates of deposit.

Total interest income increased $943,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, principally due to an increase in the average volume of loans of $24.6 million. Yield on average earning assets, on a tax-equivalent basis, for the six months ended June 30, 2001 was 8.15% compared to 8.29% in 2000. This decrease in the Company's yield on earning assets is a result of a lower interest rate environment compared to first half of 2000 as the Federal Reserve Board lowered the federal funds target rate by 250 basis points during the first half of 2001. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 35% of the loan portfolio float with the prime rate. Consequently, the net interest margin is negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the Bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio. The Bank anticipates that its net interest margin will return to historical levels once this re-pricing occurs.

Total interest expense increased $783,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, as a result of average certificate of deposit balances increasing $31.5 million. The cost of funds for the Company during the six months ended June 30, 2001 was 4.22%, an increase of 22 basis points when compared to 4.00% for the six months ended June 30, 2000. The Company's increase in cost of funding was a result of increased interest expense associated with an increase of $23.8 million in public funds certificate of deposits late in the fourth quarter of 2000 just prior to the Federal Reserve actions during the first half of 2001. Interest expense increased $591,000 on certificates greater than $100,000 when compared to the first half of 2000.

Provision for probable loan losses
----------------------------------

The provision for probable loan losses charged to operations during the first six months of 2001 was $200,000, compared to $130,000 during the first six months of 2000. Net charge-offs for the six months ended June 30, 2001 totaled $243,000, compared to net charge-offs of $109,000 during the same period of 2000. Higher current year net charge-offs are primarily the result of a land development credit loss of approximately $100,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Noninterest income
------------------

Noninterest income increased $360,000 to $1,419,000 for the six months ended June 30, 2001 from $1,059,000 for the same period in 2000. This is principally due to an increase of $180,000 in other fee income generated from some of the new banking products introduced by the Bank since the first quarter of 2000. A new accounts receivable purchase product introduced in the second quarter of 2000 generated net fees of $30,000 greater than the prior year period while the Bank's newly formed Insurance Services generated fees of $30,000. In addition, the Bank's mortgage department increased loan origination fees by $72,000 as the reduction in mortgage rates spurred homeowners to refinance. Service charges on deposit accounts increased $106,000 to $805,000 compared to $699,000 in 2000. Other operating income decreased $4,000 to $22,000 from the $26,000 recorded during the first half of 2000 due to a gain on the sale of other real estate owned of $9,000 in the first quarter of 2000. During the first half of 2001, the Bank had a gain on the sale of securities of $76,000.

Noninterest expense
-------------------

Noninterest expense increased $700,000 or 13.9% to $5,711,000 for the six months ended June 30, 2001 from the same period in 2000. This increase is principally due to increases in salary and employee benefits expense of $379,000. The opening of offices in New Bern and Hertford accounted for approximately $117,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $139,000 of personnel expense. The Company experienced increases in employee group insurance premiums during the first half of 2001 of $30,000 compared to the prior year. Occupancy expense increased $86,000 over the prior year period as a result of increased utilities of $20,000, building depreciation expense of $17,000 and increases in property insurance and outside janitorial services of $25,000 and $13,000, respectively. Equipment expense increased $45,000 as equipment depreciation and rental expense increased $40,000 and $13,000, respectively. Bank supply expense decreased during the first half of 2001 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement during the first quarter of 2000. Other operating expenses increased $215,000 from $948,000 for the six months ended June 30, 2000 to $1,163,000 for the six months ended June 30, 2001. This increase is primarily due to write offs of leasehold improvements associated with the relocation of the Bank's Barco banking office to Currituck of $91,000. Advertising and public relations increased $58,000 over the prior year period.

Income taxes
-------------

Income tax expense for the six months ended June 30, 2001 and 2000 was $320,000 and $435,000, respectively, resulting in effective tax rates of 24.94% and 28.38%, respectively. Tax-exempt interest income increased $26,000 or 8.02% to $350,000 from the $324,000 recorded in the first half of 2000 and had the effect of reducing the Bank's effective tax rate when compared to the prior year period. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.


Comparison of the Results of Operations for the Three Month Periods Ended June 30, 2001 and 2000


Summary
--------

For the three months ended June 30, 2001, the Company had net income of $503,000, or $0.24 basic and diluted earnings per share, compared to $582,000, or $0.28 basic and diluted earnings per share for the three months ended June 30, 2000. Net interest income increased 2.67% to $2,956,000 in the second quarter of 2001 from $2,880,000 in the second quarter of 2000, and noninterest income increased $177,000 or 29.75% when compared to the same period last year. Noninterest expense increased $377,000 or 14.68% for the three month period ended June 30, 2001 as compared to the same period in 2000, partly attributable to the opening of offices in New Bern and Hertford and the addition of personnel at the Company's corporate office. Salary and employee benefits expense increased $169,000 to $1,448,000 compared to $1,279,000 during the second quarter of 2000.

Net interest income
-------------------

Net interest income for the three months ended June 30, 2001 was $2,956,000, an increase of $76,000 or 2.67% when compared to net interest income of $2,880,000 for the three months ended June 30, 2000. The net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2001 was 4.84% compared to 5.19% in 2000.

Total interest income increased $251,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, principally due to an increase in the average volume of loans of $24.2 million. Yield on average earning assets, on a tax-equivalent basis, for the three months ended June 30, 2001 was 7.94% compared to 8.33% in 2000. Total interest expense increased $175,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, as a result of average certificate of deposit balances increasing $28.9 million. The cost of funds for the Company during the three months ended June 30, 2001 decreased 17 basis points when compared to the three months ended June 30, 2000. The Company's decrease in cost of funding was a result of decreased rates paid on interest-bearing deposits since the second quarter of 2000 and increased noninterest-bearing demand deposits of $2.4 million over the second quarter of 2000.

Provision for probable loan losses
----------------------------------

The provision for probable loan losses charged to operations during the three months ended June 30, 2001 was $120,000, compared to $70,000 during the three months ended June 30, 2000. Net charge-offs for the quarter ended June 30, 2001 totaled $190,000, compared to net charge-offs of $47,000 during the same period of 2000. Higher current year net charge-offs are primarily the result of a land development credit loss of approximately $100,000 and credit card losses of $60,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Noninterest income
------------------

Noninterest income increased $177,000 or 29.75% to $772,000 for the three months ended June 30, 2001 compared to $595,000 for the same period in 2000. This is principally due to an increase of $61,000 in other fee income generated from some of the new banking products introduced by the Bank since the first quarter of 2000. A new accounts receivable purchase product introduced in the second quarter of 2000 increased net fees by $14,000 for the quarter while the Bank's newly formed Insurance Services generated fees of $14,000. In addition, the Bank's mortgage department increased loan origination fees by $33,000 as the reduction in mortgage rates spurred homeowners to refinance. Service charges on deposit accounts increased $61,000 to $418,000 compared to $357,000 in 2000. During the second quarter of 2001, the Bank had gains on the sale of securities of $28,000.

Noninterest expense
-------------------

Noninterest expense increased $377,000 or 14.68% to $2,945,000 for the three months ended June 30, 2001 from the same period in 2000. This increase is principally due to general increases in salary and employee benefits expense of $169,000. The opening of offices in New Bern and Hertford accounted for approximately $54,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $61,000 of personnel expense. Occupancy expense increased $48,000 over the prior year period as a result of building depreciation expense of $11,000 and increases in property insurance and outside janitorial services of $15,000 and $8,000, respectively. Equipment expense decreased $13,000 as increased equipment depreciation expense of $21,000 was offset by a decrease in equipment lease payments of $30,000 for the quarter. Other operating expenses increased $172,000 from $486,000 for the three months ended June 30, 2000 to $658,000 for the three months ended June 30, 2001. This increase is primarily due to write offs of leasehold improvements associated with the relocation of the Bank's Barco banking office to Currituck of $91,000. Advertising and public relations increased $40,000 over the prior year period.

Income taxes
-------------

Income tax expense for the three months ended June 30, 2001 and 2000 was $160,000 and $255,000, respectively, resulting in effective tax rates of 24.13% and 30.47%, respectively. Tax-exempt interest income increased $48,000 or 31.37% to $201,000 from the $153,000 recorded in the second quarter of 2000 and had the effect of reducing the Bank's effective tax rate when compared to the prior year period. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.


Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets increased $13.3 million to $281.6 million, an increase of 4.94% when compared to $268.4 million at December 31, 2000. Asset growth was funded by increased demand deposits of $8.5 million and certificates of deposit of $6.6 million but was partially offset by a call option on a $3.0 million advance that was exercised by the Federal Home Loan Bank of Atlanta during the first quarter of 2001.

Loans receivable have increased $14.5 million from $173.0 million at December 31, 2000 to $187.5 million at June 30, 2001. The Company has experienced steady loan demand from all of its markets throughout the year.

Shareholders' equity increased by $853,000 from December 31, 2000 to June 30, 2001, as the Company generated net income of $963,000 and experienced an increase of net unrealized gains on available-for-sale securities of $386,000. The Company declared cash dividends of $372,000 or 18.00 cents per share, during the first half of 2001 compared to 16.50 cents per share in the prior year period. The Company repurchased $136,000 of common stock during the first two quarters of 2001.

Asset Quality
-------------

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination. Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $373,000 and $252,000 at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $266,000 compared to $121,000 at December 31, 2000, all of which are on non-accrual.

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

Capital Resources
-----------------

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of June 30, 2001, the Bank was in compliance with all of the aforementioned capital requirements and meets the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at June 30, 2001, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

Current Accounting Issues
-------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards (SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement did not materially impact the Company.

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



Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Registrant's Annual Meeting of Shareholders was held on April 18,
         2001.

(b) At the Annual Meeting, the following three Directors were elected for terms of three years or until their respective successors are duly elected and qualified: Registrant's incumbent directors whose terms of office continued after the meeting are: George T. Davis, Jr.; Gregory
         C. Gibbs; John F. Hughes; Robert L. Mitchell, Bryant Kittrell III, B. Martelle Marshall, and R. S. Spencer, Jr.

         Voting for Directors was as follows:


                                            For     Withheld   Broker Non-vote
                                         --------------------------------------
         Arthur H. Keeney III            1,688,284  33,558     none
         Joseph T. Lamb, Jr.,            1,687,084  33,758     none
         Ray M. Spencer                  1,688,284  33,558     none

         In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

         1. Proposal to ratify the selection of KPMG LLP as independent auditors for the Registrant as described under the caption "Ratification of Selection of Independent Auditor" in the Registrant's Proxy Statement dated March 20, 2001 (approved by an affirmative vote of 1,710,364 shares or 99.33% of the shares that voted, 11,199 negative votes and 279 shares abstained).


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

                               ECB BANCORP, INC.
                               ----------------
                                 (Registrant)



Date: 8/10/2001                                 By: /s/ Arthur H. Keeney, III
---------------                                     -------------------------
                                                    Arthur H. Keeney, III
                                                    (President & CEO)


Date: 8/10/2001                                 By: /s/ Gary M. Adams
---------------                                     -----------------
                                                        Gary M. Adams
                                                (Senior Vice President & CFO)