Form 10QSB
period 2001-09-30
ECB BANCORP INC
filed 2001-11-14
CIK 1066254

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

As of November 9, 2001, 2,066,191 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 15 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       September 30, 2001 and December 31, 2000
                          (dollar amounts in thousands)


                                                                       September 30,         December 31,
Assets                                                                          2001                2000*
------------------------------------------------------------------------------------           -----------
                                                                          (unaudited)
Non-interest bearing deposits and cash                                       $12,797              $18,342
Federal funds sold                                                            19,775                1,975
------------------------------------------------------------------------------------           -----------
   Total cash and cash equivalents                                            32,572               20,317
------------------------------------------------------------------------------------           -----------
Investment securities

  Available-for-sale, at market value (cost of $67,697 and
  $64,463 at September 30, 2001 and December 31, 2000, respectively)          69,303               64,777

Loans                                                                        187,357              172,965
Allowance for probable loan losses                                            (2,791)              (2,800)
------------------------------------------------------------------------------------           -----------
   Loans, net                                                                184,566              170,165
------------------------------------------------------------------------------------           -----------

Real estate acquired in settlement of loans, net                                  70                   58
Federal Home Loan Bank stock, at cost                                            633                  633
Bank premises and equipment, net                                               8,355                7,882
Accrued interest receivable                                                    2,985                2,637
Other assets                                                                   1,687                1,920
------------------------------------------------------------------------------------           -----------
Total                                                                       $300,171             $268,389
------------------------------------------------------------------------------------           -----------

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------           -----------
Deposits
   Demand, noninterest bearing                                               $56,683              $46,565
   Demand interest bearing                                                    63,750               61,759
   Savings                                                                    14,427               13,457
   Time                                                                      121,024              114,461
------------------------------------------------------------------------------------           -----------
       Total deposits                                                        255,884              236,242
------------------------------------------------------------------------------------           -----------

Short-term borrowings                                                          5,326                2,678
Long-term obligations                                                         10,000                3,000
Accrued interest payable                                                       1,324                1,160
Other
liabilities                                                                    1,757                1,366
------------------------------------------------------------------------------------           -----------
         Total liabilities                                                   274,291              244,446
------------------------------------------------------------------------------------           -----------

Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,066,191 and
     2,073,081 at September 30, 2001 and December 31, 2000, respectively.      7,232                7,256
   Capital surplus                                                             5,765                5,822
   Retained earnings                                                          11,905               10,682
   Deferred compensation - restricted stock                                      (82)                 (24)
   Accumulated other comprehensive income                                      1,060                  207
-------------------------------------------------------------------------------------          -----------
         Total shareholders' equity                                           25,880               23,943
-------------------------------------------------------------------------------------          -----------

Commitments

-------------------------------------------------------------------------------------          -----------
Total                                                                       $300,171             $268,389
-------------------------------------------------------------------------------------          -----------

See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
             For the three and nine months ended September 30, 2001 and 2000 (unaudited - dollar amounts in thousands, except net income per share)

                                                                       Three months ended                Nine months ended
                                                                          September, 30                    September, 30
                                                                    2001               2000                2001            2000
----------------------------------------------                ------------      ------------        ------------        ---------
Interest income:
  Interest and fees on loans                                      $3,890             $3,874             $11,776        $10,913
  Interest on investment securities:
    Interest exempt from federal income taxes                        206                156                 556            480
    Taxable interest income                                          837                813               2,391          2,303
  Interest on federal funds sold                                                         80                 299            246
----------------------------------------------                ------------      ------------        ------------        ---------
       Total interest income                                       5,060              4,923              15,022         13,942
----------------------------------------------                ------------      ------------        ------------        ---------
Interest expense:
  Deposits:
    Demand accounts                                                  171                366                 677          1,040
    Savings                                                           38                 56                 127            167
    Time                                                           1,528              1,379               5,051          3,871
  Short-term borrowings                                               25                 47                  82            103
  Long-term obligations                                               86                 36                  98            107
----------------------------------------------                ------------      ------------        ------------      ---------
       Total interest expense                                      1,848              1,884               6,035          5,288
----------------------------------------------                ------------      ------------        ------------      ---------
       Net interest income                                         3,212              3,039               8,987          8,654
Provision for probable loan losses                                   100                 75                 300            205
----------------------------------------------                ------------      ------------        ------------      ---------
       Net interest income after provision for
       probable loan losses                                        3,112              2,964               8,687          8,449
----------------------------------------------                ------------      ------------        ------------      ---------
Noninterest income:
   Service charges on deposit accounts                               415                353               1,220          1,052
   Other service charges and fees                                    366                278                 882            614
   Net gain on sale of securities                                    148                  7                 224              5
   Other operating income                                             10                  9                  32             35
----------------------------------------------                ------------      ------------        ------------      ---------
     Total noninterest income                                        939                647               2,358          1,706
----------------------------------------------                ------------      ------------        ------------      ---------
Noninterest expenses:
   Salaries                                                         1,101             1,025               3,281          2,923
   Retirement and other employee benefits                             362               308               1,057            906
   Occupancy                                                          226               217                 715            620
   Equipment                                                          324               330                 966            927
   Professional fees                                                   38                52                 173            188
   Supplies                                                            53                83                 196            258
   Telephone                                                           74                78                 241            258
   Postage                                                             51                52                 148            128
   Other operating expenses                                           654               533               1,817          1,481
----------------------------------------------                ------------      ------------        ------------      ---------
     Total noninterest expenses                                     2,883             2,678               8,594          7,689
----------------------------------------------                ------------      ------------        ------------      ---------
     Income before income taxes                                     1,168               933               2,451          2,466
Income taxes                                                          350               255                 670            690
----------------------------------------------                ------------      ------------        ------------      ---------
Net income                                                           $818              $678              $1,781         $1,776
----------------------------------------------                ============      ============        ============      =========
Net income per share (basic and diluted)                            $0.40             $0.32               $0.86          $0.84
Weighted average shares outstanding - basic                     2,058,221         2,090,946           2,061,123      2,106,192
Weighted average shares outstanding - diluted                   2,063,282         2,092,144           2,067,498      2,108,419
See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
               For nine months ended September 30, 2001 and 2000
                   (unaudited - dollar amounts in thousands)

                                                                          Deferred        Accumulated
                                                                        compensation-         other
                                    Common     Capital     Retained      restricted      comprehensive    Comprehensive
                                    stock      surplus     earnings        stock             loss             income         Total
                                 ------------ ----------  -----------   -------------    --------------  ---------------   ---------
Balance January 1, 2000              $7,425     $6,229      $9,009       $        (35)      $      (566)                   $ 22,062

Unrealized gains, net of
    income taxes of  $117                                                                           228       $   228           228

    Net income                                              1,776                                               1,776         1,776
                                                                                                          --------------
Total comprehensive income                                                                                    $ 2,004
                                                                                                          ==============
Recognition of deferred
  compensation - restricted stock                   (3)                            9                                              6
`
Repurchase of common stock           (111)        (257)                                                                        (368)

Cash dividends ($.2475 per share)                            (522)                                                             (522)
                                 ------------ -----------  ----------   ------------    ---------------                    ---------
Balance September 30, 2000         $7,314       $5,969     $10,263      $         (26)       $     (338)                   $ 23,182
                                 ============ ===========  ==========   =============   ===============                    =========

                                                                          Deferred        Accumulated
                                                                        compensation-         other
                                    Common     Capital     Retained      restricted      comprehensive    Comprehensive
                                    stock      surplus     earnings        stock            income            income        Total
                               -------------- -----------  ----------  -------------    ---------------  ---------------   ---------
Balance January 1, 2001            $7,256       $5,822     $10,682     $         (24)        $      207                   $  23,943

Unrealized gains, net of
  income taxes of $439                                                                              853       $    853          853

    Net income                                               1,781                                               1,781        1,781
                                                                                                         ---------------
Total comprehensive income                                                                                    $  2,634
                                                                                                         ===============
Deferred compensation -
  restricted stock issuance            21           54                           (75)

Recognition of deferred
 compensation - restricted stock                                                  17                                             17

Repurchase of common stock            (45)        (111)                                                                        (156)

Cash dividends ($.27 per share)                               (558)                                                            (558)
                               -------------- -----------  ---------  --------------   ----------------  ----------------- ---------
Balance September 30, 2001        $ 7,232       $5,765     $11,905    $          (82)        $    1,060                    $ 25,880
                               ============== ===========  ========== ==============    ===============                    =========

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                   (Unaudited - dollar amounts in thousands)

                                                                     Nine Months Ended
                                                                     September, 30
Cash flows from operating                                             2001              2000
                                                              ------------         ----------
    Net income                                                      $1,781             $1,776
    Adjustment to reconcile net income to
       net cash provided by operating activities:
      Depreciation                                                     617                532
      Accretion of discount on investment securities, net               (2)               (38)
      Provision for probable loan losses                               300                205
      (Gain) loss on sale of available-for-sale securities            (224)                (5)
      Deferred compensation - restricted stock                          17                  6
      Increase in accrued interest receivable                         (348)              (869)
      Gain on sale of real estate acquired in
        settlement of loans                                             (2)                (9)
      (Increase) decrease in other assets                              233               (679)
      Increase in accrued interest payable                             164                240
      Increase in postretirement benefit liability                      35                 42
      Increase (decrease) in other liabilities, net                   (121)                76
----------------------------------------------------------    ------------        -----------
    Net cash provided by operating activities                        2,450              1,277
----------------------------------------------------------    ------------        -----------

Cash flows from investing activities:
    Proceeds from sales of investment securities classified
      as available-for-sale                                         22,206              4,996
    Proceeds from maturities of investment securities
      classified as available-for-sale                              12,765              9,814
    Purchases of investment securities classified
      as available-for-sale                                        (37,979)           (23,990)
    Proceeds from disposal of premises and equipment                   195                908
    Purchases of premises and equipment                             (1,285)            (2,427)
    Proceeds from disposal of real estate acquired in
      settlement of loans and real estate held for sale                 14                134
    Net loan originations                                          (14,701)           (19,568)
-----------------------------------------------------------    -----------        -----------
    Net cash used by investing activities                          (18,785)           (30,133)
-----------------------------------------------------------    -----------        -----------

Cash flows from financing activities:
    Net increase in deposits                                        19,642             23,518
    Net increase in short-term borrowings                            2,648              1,570
    Increase in long-term obligations                                7,000                  -
    Dividends paid                                                    (544)              (503)
    Repurchase of common stock                                        (156)              (368)
-----------------------------------------------------------    -----------        -----------
    Net cash provided by financing activities                       28,590             24,217
-----------------------------------------------------------    -----------        -----------

Increase (decrease) in cash and cash equivalents                    12,255             (4,639)
Cash and cash equivalents at beginning of period                    20,317             17,789
                                                               -----------        -----------
Cash and cash equivalents at end of period                        $ 32,572           $ 13,150
                                                               ===========        ===========
Cash paid during the period:
    Interest                                                      $  5,871           $  5,048
    Taxes                                                              308                575

Supplemental disclosures of noncash financing and investing
activities:
    Cash dividends declared but not paid                          $   186            $    172
    Unrealized gains on available-for-sale
       securities, net of deferred taxes                              853                 228

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the nine-month periods ended September 30, 2001 and 2000, respectively.

                                                                              Nine months ended September 30,
                                                                          ----------------------------------------
                                                                                2001                          2000
                                                                                ----                          ----
          Balance at the beginning of the
             period                                                       $2,800,000                     2,700,000
          Provision for probable loan losses                                 300,000                       205,000
          Charge-offs                                                       (345,000)                     (210,000)
          Recoveries                                                          36,000                        74,000
                                                                              ------                        ------

          Net charge-offs                                                   (309,000)                     (136,000)
                                                                            --------                     ---------
          Balance at the end of the period                                $2,791,000                     2,769,000
                                                                          ==========                     =========



(3) New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was adopted by the Company on January 1, 2001 with no impact the Company's financial statements.

The "FASB" issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement did not materially impact the Company.

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

Comparison of the Results of Operations for the Nine Month Periods Ended September 30, 2001 and 2000

Summary

For the nine months ended September 30, 2001, the Company had net income of $1,781,000, or $0.86 basic and diluted earnings per share, compared to $1,776,000, or $0.84 basic and diluted earnings per share for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, net interest income increased 3.85% and noninterest income increased 38.22% when compared to the same period last year. Noninterest expense increased $905,000 or 11.77% for the nine months ended September 30, 2001 as compared to the same period in 2000, partly attributable to general increases in salary and employee benefits expense of $509,000. Net income for 2001 also includes realized gains on the sale of securities of $224,000 which were taken to mitigate the negative impact of the nonrecurring expenses of $156,000 associated with the relocation of the Bank's temporary Barco banking office to its new permanent location in Currituck.

Net interest income

Net interest income for the nine months ended September 30, 2001 was $8,987,000, an increase of $333,000 or 3.85% when compared to net interest income of $8,654,000 for the nine months ended September 30, 2000. The Company's net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2001 was 4.76% compared to 5.22% in 2000. The decline of the Company's net interest margin is attributable to the negative effect of a net asset-sensitive interest rate gap position during a falling rate environment and the increase in funding cost as a result of increased balances of certificates of deposit.

Total interest income increased $1,080,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, principally due to an increase in the average volume of loans of $23.6 million. Yield on average earning assets, on a tax-equivalent basis, for the nine months ended September 30, 2001 was 7.86% compared to 8.34% in 2000. This decrease in the Company's yield on earning assets is a result of a lower interest rate environment compared to 2000 as the Federal Reserve Board has lowered the federal funds target rate by 350 basis points since the first of the year. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 35% of the loan portfolio float with the prime rate. Consequently, the net interest margin is negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the Bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio.

Total interest expense increased $747,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, as a result of average certificate of deposit balances increasing $31.0 million. The cost of funds for the Company during the nine months ended September 30, 2001 was 3.94%, a decrease of 12 basis points when compared to 4.06% for the nine months ended September 30, 2000 as a result of a lower interest rate environment.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the first nine months of 2001 was $300,000, compared to $205,000 during the first nine months of 2000. Net charge-offs for the nine months ended September 30, 2001 totaled $309,000, compared to net charge-offs of $136,000 during the same period of 2000. Higher current year net charge-offs are primarily the result of a land development credit loss of approximately $100,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $652,000 to $2,358,000 for the nine months ended September 30, 2001 from $1,706,000 for the same period in 2000. This is partly due to an increase of $268,000 in other fee income generated from some of the new banking products introduced by the Bank since the first quarter of 2000. A new accounts receivable purchase product introduced in the second quarter of 2000 generated net fees of $28,000 greater than the prior year period while the Bank's newly formed Insurance Services generated fees of $69,000. In addition, the Bank's mortgage department increased loan origination fees by $106,000 as the reduction in mortgage rates spurred homeowners to refinance. Service charges on deposit accounts increased $168,000 to $1,220,000 compared to $1,052,000 in 2000. Other operating income decreased $3,000 to $32,000 from the $35,000 recorded during the first half of 2000 due to a gain on the sale of other real estate owned of $9,000 in the first quarter of 2000. During 2001, the Bank realized gains on the sale of securities of $224,000.

Noninterest expense

Noninterest expense increased $905,000 or 11.77% to $8,594,000 for the nine months ended September 30, 2001 from the same period in 2000. This increase is principally due to increases in salary and employee benefits expense of $509,000. The opening of offices in New Bern and Hertford accounted for approximately $157,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $296,000 of personnel expense. The Company experienced increases in employee group insurance premiums during 2001 of $23,000 compared to the prior year. Occupancy expense increased $95,000 over the prior year period as a result of increased utilities of $22,000, building depreciation expense of $23,000 and increases in property insurance and outside janitorial services of $22,000 and $15,000, respectively. Equipment expense increased $39,000 as equipment depreciation increased $57,000 but was partially offset by a decrease in equipment lease payments of $27,000. Bank supply expense decreased $62,000 during the first nine months of 2001 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement during the first quarter of 2000. Other operating expenses increased $336,000 from $1,481,000 for the nine months ended September 30, 2000 to $1,817,000 for the nine months ended September 30, 2001. This increase is primarily due to write offs of leasehold improvements associated with the relocation of the Bank's Barco banking office to Currituck of $156,000. Advertising and public relations increased $59,000 over the prior year period.

Income taxes

Income tax expense for the nine months ended September 30, 2001 and 2000 was $670,000 and $690,000, respectively, resulting in effective tax rates of 27.34% and 27.98%, respectively. Tax-exempt interest income increased $76,000 or 15.83% to $556,000 from the $480,000 recorded in 2000 and had the effect of reducing the Bank's effective tax rate when compared to the prior year period. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of the Results of Operations for the Three Month Periods Ended September 30, 2001 and 2000

Summary

For the three months ended September 30, 2001, the Company had net income of $818,000, or $0.40 basic and diluted earnings per share, compared to $678,000, or $0.32 basic and diluted earnings per share for the three months ended September 30, 2000. Net interest income increased 5.69% to $3,212,000 in the third quarter of 2001 from $3,039,000 in the third quarter of 2000, and noninterest income increased $292,000 or 45.13% when compared to the same period last year. Noninterest expense increased $205,000 or 7.65% for the three month period ended September 30, 2001 as compared to the same period in 2000, partly attributable to the opening of offices in New Bern and Hertford and the addition of personnel at the Company's corporate office. Salary and employee benefits expense increased $130,000 to $1,463,000 compared to $1,333,000 during the third quarter of 2000. For the three-month period ended September 30, 2001, net income includes realized gains on the sale of securities of $148,000, which were taken to mitigate the negative impact of the nonrecurring expenses of $66,000 associated with the relocation of the Bank's temporary Barco banking office to its new permanent location in Currituck.

Net interest income

Net interest income for the three months ended September 30, 2001 was $3,212,000, an increase of $173,000 or 5.69% when compared to net interest income of $3,039,000 for the three months ended September 30, 2000. The net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2001 was 4.77% compared to 5.34% in 2000.

Total interest income increased $137,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, principally due to an increase in the average volume of loans of $25.4 million. Yield on average earning assets, on a tax-equivalent basis, for the three months ended September 30, 2001 was 7.44% compared to 8.55% in 2000. The cost of funds for the Company during the three months ended September 30, 2001 decreased 78 basis points when compared to the three months ended September 30, 2000. The Company's decrease in cost of funding was principally the result of decreased rates paid on money-market accounts compared to rate paid during the third quarter of 2000.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended September 30, 2001 was $100,000, compared to $75,000 during the three months ended September 30, 2000. Net charge-offs for the quarter ended September 30, 2001 totaled $66,000, compared to net charge-offs of $26,000 during the same period of 2000. Higher current year net charge-offs are primarily the result of a land development credit loss of approximately $100,000 and credit card losses of $60,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $292,000 or 45.13% to $939,000 for the three months ended September 30, 2001 compared to $647,000 for the same period in 2000. This is partly due to an increase of $88,000 in other fee income generated from some of the new banking products introduced by the Bank since the first quarter of 2000. A new accounts receivable purchase product introduced in the second quarter of 2000 increased net fees by $14,000 for the quarter while the Bank's newly formed Insurance Services generated fees of $14,000. In addition, the Bank's mortgage department increased loan origination fees by $33,000 as the reduction in mortgage rates spurred homeowners to refinance. Service charges on deposit accounts increased $62,000 to $415,000 compared to $353,000 in 2000. During the third quarter of 2001, the Bank realized gains on the sale of securities of $148,000.

Noninterest expense

Noninterest expense increased $205,000 or 7.65% to $2,883,000 for the three months ended September 30, 2001 from the same period in 2000. This increase is principally due to general increases in salary and employee benefits expense of $130,000. The opening of offices in New Bern and Hertford accounted for approximately $18,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $86,000 of personnel expense. Occupancy expense increased $9,000 over the prior year period as a result of increased building depreciation expense of $5,000. Equipment expense decreased $6,000 as increased equipment depreciation expense of $17,000 was offset by a decrease in miscellaneous equipment expense of $17,000 for the quarter. Other operating expenses increased $121,000 from $533,000 for the three months ended September 30, 2000 to $654,000 for the three months ended September 30, 2001. This increase is primarily due to write offs of leasehold improvements associated with the relocation of the Bank's Barco banking office to Currituck of $66,000.

Income taxes

Income tax expense for the three months ended September 30, 2001 and 2000 was $350,000 and $255,000, respectively, resulting in effective tax rates of 29.77% and 27.33%, respectively. Tax-exempt interest income increased $50,000 or 32.05% to $206,000 from the $156,000 recorded in the third quarter of 2000. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased $31.8 million to $300.2 million, an increase of $31.8 million or 11.84% when compared to $268.4 million at December 31, 2000. Asset growth was funded by increased non-interest bearing demand deposits of $10.1 million and certificates of deposit of $6.6 million. Additional asset growth occurred as the result of the Bank's implementation of a leverage strategy using $10 million in advances from the Federal Home Loan Bank of Atlanta during the third quarter of 2001. This transaction was designed to improve the Bank's return on equity without increasing the Bank's rate sensitivity to an unacceptable level.

Loans receivable have increased $14.4 million from $173.0 million at December 31, 2000 to $187.4 million at September 30, 2001. The Company has experienced steady loan demand from all of its markets throughout the year.

Shareholders' equity increased by $1,937,000 from December 31, 2000 to September 30, 2001, as the Company generated net income of $1,781,000 and experienced an increase of net unrealized gains on available-for-sale securities of $853,000. The Company declared cash dividends of $558,000 or 27.00 cents per share, during the first three quarters of 2001 compared to 24.75 cents per share in the prior year period. The Company repurchased $156,000 of common stock during the first nine months of 2001.

Asset Quality

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company's watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination. Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $380,000 and $252,000 at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $241,000 compared to $121,000 at December 31, 2000, all of which are on non-accrual. Management considers the allowance for probable loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period.

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

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of September 30, 2001, the Bank was in compliance with all of the aforementioned capital requirements and meets the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at September 30, 2001, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

Current Accounting Issues

The Financial Standards Board has issued new requirements regarding business combinations and the proper accounting for intangibles. SFAS 141 "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provides guidance on classifying intangible assets. SFAS 142 "Goodwill and Other Tangible Assets" prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Instead, those intangible assets will be tested for impairment at least annually. Assets with estimable useful lives will continue to be amortized over their estimated useful lives, and those assets will be reviewed for impairment under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The implementation of SFAS 142 requires an assessment of goodwill to determine if any impairment exists as of the date of adoption. Any transitional impairment exists as of the income statements the cumulative effect of a change in accounting principle. Management does not expect these statements to have a material impact on the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 121 supersedes "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. At this time, the Company is assessing the impact of SFAS No. 144 on its financial condition and results of operations.


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

Date: 11/9/2001                                    By: /s/ Arthur H. Keeney, III
---------------                                        -------------------------
                                                        Arthur H. Keeney, III
                                                          (President & CEO)


Date: 11/9/2001                                    By: /s/ Gary M. Adams
---------------                                        -----------------
                                                           Gary M. Adams
                                                 (Senior Vice President  & CFO)