Form 10KSB
period 2001-12-31
ECB BANCORP INC
filed 2002-03-20
CIK 1066254

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                          Commission File No. 0-24753
                               -----------------

                               ECB BANCORP, INC.
                (Name of small business issuer in its charter)

                               -----------------

               North Carolina                  56-2090738
               (State or other              (I.R.S. Employer
               jurisdiction of             Identification No.)
              incorporation or
                organization)

                          Post Office Box 337
                    Engelhard, North Carolina 27824
           (Address of principal executive offices, including
                               Zip Code)

                                (252) 925-9411
             (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: ______None______

Securities registered under Section 12(g) of the Act:__Common stock, $3.50 par value per share__
                                                 (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No  [_]

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Registrant's revenues for its most recent fiscal year were:__$ 23,189,644.

   On March 12, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was __$18,808,478.

   On March 12, 2002, the number of outstanding shares of Registrant's common stock was__2,065,891.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's definitive Proxy Statement dated March 18, 2002, are incorporated herein in Part III.

   Transitional Small Business Disclosure Format:  Yes  [_]    No  [X]

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

   The Bank. The Bank is an FDIC-insured, North Carolina-chartered bank which was organized in 1919 and is engaged in a general, community-oriented commercial and consumer banking business. The Bank currently maintains 17 full-service banking offices in nine counties in North Carolina, together with one mortgage loan production office, and its deposits are insured under the FDIC's Bank Insurance Fund ("BIF") to the maximum amount permitted by law. The Bank has two wholly-owned subsidiaries. Carolina Financial Realty, Inc. ("CFR") holds title to five of the Bank's branch offices which it leases to the Bank. The second subsidiary, Carolina Financial Services, Inc., formerly provided courier services to the Bank but is currently inactive.

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

   Competition. The Bank competes for deposits in its banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Commercial banking in the Bank's banking markets and in North Carolina as a whole is extremely competitive. North Carolina is the home of two of the largest commercial banks in the United States, each of which has branches located in certain of the Bank's markets, and 13 other commercial banks, thrift institutions and credit unions also are represented in its banking markets.

   Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer more sophisticated cash management and other commercial banking services. Many of the Bank's competitors have greater resources, broader geographic markets and higher lending limits than the Bank, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation as a community bank in its local markets, its direct customer contact, its ability to make credit and other business decisions locally, and its personalized service, to counter these competitive disadvantages.

   In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, a North Carolina commercial bank may be required to compete not only with other North Carolina-based financial institutions, but also with out-of-state financial institutions which may acquire North Carolina institutions, establish or acquire branch offices in North Carolina, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general. In terms of assets, the Bank is one of the smaller commercial banks in North Carolina, and there is no assurance that the Bank will be or will continue to be an effective competitor in the current financial services environment.

   Supervision and Regulation. Registrant is a bank holding company registered with the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and, as such, is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB under the BHCA. Registrant has not elected to be a "financial holding company." Its activities are limited to those permitted for bank holding companies under the BHCA, and it is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other financial institution or bank holding company. Additionally, the BHCA prohibits Registrant from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for bank holding companies.

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

   Employees. Registrant does not have any separate employees. As of December 31, 2001, the Bank employed 156 full-time employees (including its and Registrant's executive officers) and 11 part-time employees. The Bank and its employees are not parties to any collective bargaining agreement, and the Bank considers its relations with its employees to be good.

Item 2.  Description of Property.

   Registrant's offices are located in the Bank's corporate offices in Engelhard, North Carolina, and Registrant does not own or lease any separate properties. The Bank maintains the following 17 offices, nine of which it owns, five of which are owned by CFR and leased to the Bank, and three of which are held under leases with unaffiliated third parties. All of the Bank's existing banking offices are in good condition and fully equipped for the Bank's purposes.

 Pamlico Region:     Engelhard main banking and corporate office (owned)
                     Swan Quarter branch office (owned)
                     Fairfield branch office (leased from CFR)
                     Washington branch office (leased)
 Albemarle Region:   Columbia office (leased from CFR)
                     Creswell branch office (owned)
                     Hertford branch office (leased)
 Western Region:     Greenville Arlington branch office (owned)
                     Greenville University Medical Center branch office (owned)
                     New Bern office (owned)
 Outer Banks Region: Currituck office (owned)
                     Southern Shores/Kitty Hawk branch office (leased from CFR)
                     Nags Head branch office (leased from CFR)
                     Manteo branch office (owned)
                     Avon branch office (leased)
                     Hatteras branch office (leased from CFR)
                     Ocracoke branch office (owned)

Item 3.  Legal Proceedings.

   At December 31, 2001, Registrant was not a party to any legal proceeding that is expected to have a material effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

   Registrant's Common Stock was first issued on July 22, 1998, when it became the Bank's parent holding company. The Common Stock was listed on the Nasdaq Small Cap Market on November 23, 1998, under the trading symbol "ECBE." Previously, it had been traded on the OTC Bulletin Board. On March 12, 2002, there were 679 holders of record of Registrant's Common Stock.

   The per share cash dividends paid by Registrant during each quarterly period during 2001 and 2000 and the quarterly high and low prices of Common Stock during those two years are set forth in Table 18 of Item 6 to this report. Registrant's sole source of funds for the payment of dividends on its Common Stock is dividends paid to it by the Bank on the shares of the Bank's Common Stock held by Registrant, and the declaration and payment of future dividends by the Bank will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements generally applicable to North Carolina banks, and other factors. Registrant's ability to pay dividends also is subject to its own separate factors, including its earnings and financial condition, capital requirements and regulatory restrictions applicable to bank holding companies.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

   The Bank offers a full range of banking services through 17 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Currituck, Avon, Hatteras, Ocracoke, Washington, Greenville (two branches), New Bern and Hertford.

   Management's discussion and analysis of financial condition and results of operations are presented to assist in understanding the financial condition and results of operations of ECB Bancorp, Inc. and its wholly-owned subsidiary, The East Carolina Bank, for the years 2001, 2000, and 1999. This discussion and the related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes.

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

   The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers, and their associates. All loans included in those transactions during 2001 were made on substantially the same terms, including interest rates, repayment terms, including interest rates, repayment terms and collateral, as those prevailing at the time those loans were made for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectibility or present other unfavorable features.

   George T. Davis Jr., who is one of our directors, is an attorney. He provided legal services to the Bank during 2001 and is expected to continue to provide those services during 2002.

   During 2001, the Bank purchased three parcels of land for a total price of $292,500 from R. S. Spencer, Jr., who is one of our directors. Prior to execution of the purchase agreement, the transaction was discussed with the Bank's regulators, and the transaction and purchase price were approved by the Company's Board of Directors after having received two independent appraisals of the property prepared by disinterested third party appraisers.

   Certain critical accounting policies affect the more significant judgements and estimates used in the preparation of the consolidated financial statements. For example, the Company maintains an allowance for probable loan losses for probable losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required. For further discussion of the estimates used, refer to the section captioned Summary of Loan Loss Experience.

   Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the FDIC has established capital adequacy guidelines. These guidelines relate to the Bank's Leverage Capital, Tier 1 and Total Risk Based Capital ("RBC").

   For The East Carolina Bank, Leverage Capital consists of total shareholders' equity excluding unrealized gains or losses, net of income taxes, on securities available-for-sale. As of December 31, 2001, the Bank's Leverage Ratio was 8.43% compared to 9.24% and 9.75%, respectively, at year-end 2000 and 1999. For regulatory purposes, a well-capitalized financial institution must have a Tier 1 Leverage Ratio of at least 5.00%.

   Within the RBC calculations, The East Carolina Bank's assets, including loan commitments and other off-balance sheet items, are weighted according to Federal regulatory guidelines for risk considered inherent in the assets. The East Carolina Bank's Tier 1 RBC ratio as of December 31, 2001 was 11.33%, which is, along with ratios of 12.49% and 14.22% for 2000 and 1999, respectively, are representative of a well-capitalized institution. The calculation of the Total RBC ratio allows, in The East Carolina Bank's circumstances, the inclusion of the allowance for probable loan losses in capital, but only to the maximum of 1.25% of risk-weighted assets. As of December 31, 2001, The Bank's Total RBC was 12.58%, which is representative of a well-capitalized institution. The Total RBC ratios for 2000 and 1999 were 13.75% and 15.48%, respectively, both of which were representative of a well-capitalized financial institution.

   As of December 31, 2001, shareholders' equity totaled $25.5 million compared to $23.9 million at December 31, 2000. Shareholders' equity for 2001 included net unrealized securities gains of $101,000 and net unrealized securities gains of $207,000 in 2000.

   An adequate capital position provides the Company with expansion capabilities. Retention of sufficient earnings to maintain that adequate capital position is an important factor in determining dividends. During 2001, the Company declared $744,200 in dividends, versus $693,424 in 2000 and $615,243 in 1999. As a percentage of net income in 2001, dividends were 28.8%. On a basic and diluted per share basis, dividends declared in 2001 represented an increase of 10.6% and 9.7% over dividends per share declared in 2000, respectively.

   In 2001, the Company had net income of $2,569,304 or $1.25 basic and $1.24 diluted earnings per share, compared to $2,366,878 or $1.13 basic and diluted earnings per share for the year ended December 31, 2000.

   Net interest income increased $446,382 as a result of an increase in interest income of $759,494 partially offset by an increase in interest expense of $313,112. This increase in the Company's net interest income is attributable to loans representing a larger portion of the Company's total earning assets as the average volume of loans increased $22.3 million over 2001.

   The Company's net interest margin, on a tax-equivalent basis, for the year ended December 31, 2001 was 4.81% compared to 5.31% in 2000. The decline of the Company's net interest margin is attributable to the negative effect of a net asset-sensitive interest rate gap position during a falling rate environment and the increase in funding cost as a result of increased balances of certificates of deposit.

   The yield on average earning assets, on a tax-equivalent basis, for the year ended December 31, 2001 was 7.74% compared to 8.54% in 2000. This decrease in the Company's yield on earning assets is a result of a lower interest rate environment compared to 2000 as the Federal Reserve Board has lowered the federal funds target rate by 475 basis points since late in the fourth quarter of 2000. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 43% of the loan portfolio float with the prime rate. Consequently, the net interest margin would be negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the Bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio. Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in the near term net interest income from falling rates. Generally, when rates changes, the Company's interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company's interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full amount of the rate change. The net effect is that the twelve month horizon, as rates change, the impact of having a higher level of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change they experience compared to interest-sensitive assets.

   The cost of funds for the Company during 2001 was 3.67%, a decrease of 47 basis points when compared to 4.14% for 2000 as a result of a lower interest rate environment. Total interest expense increased $313,000 when compared to 2000, largely as the result of average certificate of deposit balances increasing $31.0 million in 2001.

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

   Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $478,000 and $252,000 at December 31, 2001 and 2000, respectively. The increase in nonperforming assets is primarily due to an increase in foreclosed properties of $113,000 and an increase of loans past due 90 days of $94,000. A beach lot, valued at $75,000 located in Avon, NC was foreclosed during the fourth quarter of 2001. Past due loans increased primarily as the result of a single loan of $55,000 becoming past due 90 days prior to the Bank initiating foreclosure proceedings. At December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $68,000 compared to $121,000 at December 31, 2000.

   The provision for probable loan losses charged to operations during 2001 was $439,000, compared to $242,000 for the year ended 2000. Net charge-offs for 2001 totaled $389,000, compared to net charge-offs of $142,000 in 2000. Higher current year net charge-offs are partially the result of a land development credit loss of approximately $100,000. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

   Noninterest income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Total noninterest income was $3,428,000 during 2001, an increase of $1,164,000 or 51.41% when compared to 2000. Service charges on deposit accounts increased $353,000 or 24.89%, as the result of increased fees on transaction accounts of $32,000 and non-sufficient-funds (NSF) service charges of $230,000 when compared to 2000. Other service charges and fees increased $341,000 or 43.21% as net fees derived from a new accounts receivable purchase product introduced in the second quarter of 2000 increased $29,000 while the Bank's newly formed Insurance Services generated fees of $80,000. In addition, the Bank's mortgage department increased loan settlement service fees by $155,000 as reductions in mortgage rates spurred homeowners to refinance. Income from merchant services increased $58,000, or 21.32%, the result of an increase in the number of merchant accounts. During 2001, the Bank realized gains on the sale of securities of $438,000 compared to $5,000 in 2000.

   Noninterest expenses increased by $1,221,000 or 11.75% to $11,615,000 in 2001 compared to $10,394,000 in 2000. This increase is principally due to increases in salary and employee benefits expense of $676,000 or 12.94%. Salary expense was $4,462,000 during 2001 compared to $3,977,000 during 2000, an increase of $485,000 or 12.20%, following a $435,000 or 12.28% increase in 2000 over 1999. The opening of offices in New Bern and Hertford accounted for approximately $157,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $296,000 of personnel expense. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service. This benefit is funded through Bank Owned Life Insurance (BOLI) policies. It is expected the Bank's annual return on the purchased life insurance polices of approximately $280,000 will cover its cost associated with these benefits and the Bank's annual funding cost of approximately $159,000. Income received from the policies is non-taxable to the Bank.

   Retirement and other employee benefits expense was $1,440,000 during 2001, increasing $191,000 or 15.29% from 2000 as a result of an increase in the Company's employee incentive program of $45,000 and employee health insurance premiums of $52,000. Occupancy expense increased $107,000 or 12.68% to $951,000 compared to $844,000 in 2000. The Company's building taxes and insurance expense increased $54,000 or 43.20% as a result of opening the Hertford and New Bern offices during the third quarter of 2000 and the building of a new facility for the Company's Currituck office in the Spring of 2001. Equipment expense increased $72,000 as equipment depreciation increased $66,000 and maintenance and repairs increased $62,000, partially offset by decreases in miscellaneous equipment expense of $41,000 and technology lease payments of $23,000. Bank supply expense decreased $51,000 during 2001 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement during the first quarter of 2000. Other operating expenses increased $377,000 from $2,029,000 in 2000 to $2,406,000 for the year ended December 31, 2001. This increase is partially due to write off of leasehold improvements and other losses associated with the relocation of the Bank's Barco banking office to Currituck of $156,000. In addition, director advisory fees and fiduciary related insurance increased $48,000 and $58,000, respectively, over the prior year period.

   Income tax expense for the years ended December 31, 2001 and 2000 was $925,000 and $935,000, respectively, resulting in effective tax rates of 26.47% and 28.32%, respectively. Tax-exempt interest income increased $113,000 or 17.10% to $774,000 from the $661,000 recorded in 2000 and had the effect of reducing the Bank's effective tax rate when compared to the prior year period. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

   In 2000, the Company had net income of $2,366,878 or $1.13 basic and diluted earnings per share, compared to $2,143,390 or $1.01 basic and diluted earnings per share for the year ended December 31, 1999. Net interest income increased $1,483,259 as a result of an increase in interest income of $3,107,706 partially offset by an increase in interest expense of $1,624,447. This increase in the Company's net interest margin is attributable to loans representing a larger portion of the Company's total earning assets.

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

   Noninterest income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Total noninterest income was $2,264,000 during 2000, an increase of $200,000 or 9.7% when compared to 1999. Service charges on deposit accounts increased $102,000, 7.8%, as the result of increases in personal checking fees of $60,000 and non-sufficient-funds (NSF) service charges of $52,000 when compared to 1999. Other service charges and fees increased $152,000 due primarily to net fees of $74,000 derived from a new accounts receivable purchase product introduced in the second quarter of 2000. The product, known as Business Manager, is an accounts receivable purchasing program that is geared toward small businesses. Through this program, ECB purchases accounts receivable from its business customers at a discount and receives payments directly from the accounts debtors. Income from merchant services increased $49,000, or 22.0%, the result of an increase in the number of merchant accounts. Other noninterest operating income decreased $94,000 from $137,000 in 1999 to $43,000 in 2000. During 1999, the Company recorded a net gain on the sale of fixed assets of $42,000 and generated $57,000 of miscellaneous income compared to $4,000 in year 2000.

   Noninterest expenses increased by $1,225,000 or 13.36% to $10,394,000 in 2000 compared to $9,169,000 in 1999. This increase is principally due to increases in salary and employee benefits expense of $611,000. Salary expense was $3,977,000 during 2000 compared to $3,542,000 during 1999, an increase of $435,000, or 12.28%, following a $356,000 or 11.17% increase in 1999 over 1998.
Increases in each period resulted from growth in the employee base needed to support franchise expansion, merit increases and growth in incentive-based compensation. The Company had 156 full-time employees at December 31, 2000, compared to 143 at December 31, 1999 and 131 at December 31, 1998. The growth in 2000 was primarily due to opening of new offices in New Bern and Hertford and additional staffing within the Company's home office departments. The growth in headcount during 1999 resulted primarily from the opening of new offices in Washington and Barco. Employee benefits expense was $1,249,000 during 2000, an increase of $176,000 or 16.40% from 1999 as a result of an increase in the Company's employee incentive program of $99,000 and employee health insurance of $77,000. Occupancy expense increased $126,000 or 17.55% to $844,000 compared to $718,000 in 1999 as the Company's building rental expense increased $81,000 as a result of expanding the Avon office during the first quarter of 2000, opening the Hertford office during the third quarter of 2000 and the opening of the Washington office in mid-year 1999. Equipment expense increased $274,000 as the Company began paying for its new image check processing system implemented in the first quarter of 2000. Professional fees decreased $143,000 during 2000, a reduction of 42.94% from the $333,000 recorded in 1999 primarily due to a decrease of $80,000 in legal fees and a decrease of $32,000 in consulting fees paid in 1999, which consisted largely of Year 2000 related expense. Bank supply expense increased $87,000 over 1999 primarily due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's image statement. Telephone expense increased $53,000 over 1999 due to continuing voice and data equipment upgrades preparing the Bank for implementation of its wide area network in 2001. Other operating expense increased $217,000, or 13.36%, to $2,029,000 compared to $1,812,000 recorded in 1999. This increase is largely due to an increase in advertising and public relations of $90,000 and increased expense related to the Bank's Best Checking Account products of $85,000.

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method--the purchase method. On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations".

   The FASB has issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which will be January 1, 2002. Management of the Company anticipates that due to the fact that it does not have goodwill or other intangible assets, the adoption of SFAS No. 142 will not have a material effect on the Company.

                          FORWARD-LOOKING STATEMENTS

   This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs and future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of Bancorp and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorp's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1.  AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                                    Year Ended December 31,
                            -----------------------------------------------------------------------
                                     2001                    2000                    1999
                            ----------------------- ----------------------- -----------------------
                            Average  Yield/ Income/ Average  Yield/ Income/ Average  Yield/ Income/
                            Balance   Rate  Expense Balance   Rate  Expense Balance   Rate  Expense
                            -------- ------ ------- -------- ------ ------- -------- ------ -------
                                                    (dollars in thousands)
Assets
Loans--net (1)............. $180,807  8.51% $15,388 $158,622  9.39% $14,900 $138,837  9.01% $12,512
Taxable securities.........   52,467  6.19%   3,247   49,525  6.43%   3,183   39,712  5.84%   2,320
Non-taxable
  securities (2)...........   18,575  6.31%   1,173   13,608  7.11%     968   15,940  7.22%   1,152
Overnight investments......    8,621  4.09%     353    4,502  6.22%     280    6,084  4.96%     302
                            --------  ----  ------- --------  ----  ------- --------  ----  -------
Total interest-
  earning assets...........  260,470  7.74% $20,161  226,257  8.54% $19,331  200,573  8.12% $16,286
Cash and due from
  banks....................   12,052                  10,542                  10,918
Bank premises and
  equipment, net...........    8,460                   7,274                   7,282
Other assets...............    5,875                   3,974                   2,825
                            --------                --------                --------
Total assets............... $286,857                $248,047                $221,598
                            ========                ========                ========
Liabilities and
 Shareholders' Equity
Interest-bearing
  deposits................. $198,955  3.68% $ 7,313 $170,424  4.11% $ 7,004 $154,668  3.58% $ 5,542
Short-term borrowings......    4,270  2.32%      99    3,377  5.30%     179      711  4.22%      30
Long-term obligations......    5,077  4.49%     228    3,000  4.80%     144    2,827  4.63%     131
                            --------  ----  ------- --------  ----  ------- --------  ----  -------
Total interest-
  bearing liabilities......  208,302  3.67%   7,640  176,801  4.14%   7,327  158,206  3.60%   5,703
Non-interest-bearing
  deposits.................   51,255                  47,287                  39,941
Other liabilities..........    2,259                   1,231                   1,385
Shareholders' equity.......   25,041                  22,728                  22,066
                            --------                --------                --------
Total liabilities and
  shareholders' equity..... $286,857                $248,047                $221,598
                            ========                ========                ========
Net interest income and net
 yield on interest-earning
 assets
 (FTE) (3).................           4.81% $12,521           5.31% $12,004           5.28% $10,583
                                      ====  =======           ====  =======           ====  =======
Interest rate spread
  (FTE) (4)................           4.07%                   4.40%                   4.52%
                                      ====                    ====                    ====

--------
(1) Average loans include non-accruing loans. Amortization of deferred loan fees of $367,000, $203,000, and $142,000 for 2001, 2000, and 1999,
    respectfully, are included in interest income.
(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $399,000, $329,000, and $392,000 for the years 2001, 2000, and 1999, respectively.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

   Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 below analyzes the effect of variances in volume and rate on taxable-equivalent interest income, interest expenses and net interest income.

TABLE 2.  VOLUME AND RATE VARIANCE ANALYSIS

                             2001 compared to 2000      2000 compared to 1999
                           ------------------------  --------------------------
                           Volume (1) Rate (1) Net   Volume (1) Rate (1)  Net
                           ---------- -------- ----  ---------- -------- ------
                                          (dollars in thousands)
Loans.....................   $1,986   $(1,498) $488    $1,821     $567   $2,388
Taxable securities........      186      (122)   64       602      261      863
Non-taxable securities (2)      333      (129)  204      (168)     (16)    (184)
Overnight investments.....      212      (139)   73       (88)      66      (22)
                             ------   -------  ----    ------     ----   ------
Interest income...........    2,717    (1,888)  829     2,167      878    3,045
Interest-bearing deposits.    1,111      (802)  309       606      856    1,462
Short-term borrowings.....       34      (114)  (80)      127       22      149
Long-term obligations.....       96       (12)   84         8        5       13
                             ------   -------  ----    ------     ----   ------
Interest expense..........    1,241      (928)  313       741      883    1,624
                             ------   -------  ----    ------     ----   ------
Net interest income.......   $1,476   $  (960) $516    $1,426     $ (5)  $1,421
                             ======   =======  ====    ======     ====   ======

--------
(1) The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $399,000, $329,000, and $392,000 for the years 2001, 2000, and 1999, respectively.

Interest Sensitivity

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

   As of December 31, 2001, the Company had a negative one year cumulative gap of 33.4% of interest-earning assets. The Company has interest-earning assets of $116 million maturing or repricing within one year and interest-bearing liabilities of $209 million repricing or maturing within one year. This is primarily the result of stable core deposits being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, this position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

   The Company's savings and core time deposits of $145 million include interest-bearing checking and savings accounts of $77 million. These deposits are considered as repricing in the earliest period because the rate can be changed weekly. However, history has shown that the decreases in the rates paid on these deposits have little, if any, effect on their movement out of the Company. Therefore, in reality, they are not sensitive to changes in market rates and could be considered as non-rate sensitive. If this change were made, the Company's rate sensitive liabilities would be more closely matched at the end of the one year period.

TABLE 3.  RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 2001

                                                3 Months  4 to 12   Total within Over 12
                                                Or less   Months     12 Months   Months     Total
                                                --------  --------  ------------ --------  --------
                                                               (dollars in thousands)
Earning Assets
Loans--gross................................... $ 84,259  $ 11,225    $ 95,484   $ 93,377  $188,861
Investment securities..........................    6,270     5,416      11,686     69,845    81,531
FHLB stock.....................................      633        --         633         --       633
Federal funds sold.............................    7,950        --       7,950         --     7,950
                                                --------  --------    --------   --------  --------
Total earning assets........................... $ 99,112  $ 16,641    $115,753   $163,222  $278,975
                                                ========  ========    ========   ========  ========
Percent of total earning assets................     35.5%      6.0%       41.5%      58.5%   100.0 %
Cumulative percentage of total earning assets..     35.5%     41.5%       41.5%     100.0%

Interest-bearing liabilities
Time deposits of $100,000 or more.............. $ 38,942  $ 26,287    $ 65,229   $  1,110  $ 66,339
Savings, NOW and Money Market deposits.........   77,187        --      77,187         --    77,187
Other time deposits............................   27,145    34,176      61,321      6,413    67,734
Short-term borrowings..........................    5,119        --       5,119         --     5,119
Long-term obligations..........................       --        --          --     10,000    10,000
                                                --------  --------    --------   --------  --------
Total interest-bearing liabilities............. $148,393  $ 60,463    $208,856   $ 17,523  $226,379
                                                ========  ========    ========   ========  ========
Percent of total interest-bearing liabilities..     65.6%     26.7%       92.3%       7.7%    100.0%
Cumulative percent of total interest-bearing
  liabilities..................................     65.6%     92.3%       92.3%     100.0%

Ratios
Ratio of earning assets to interest-bearing
  liabilities (gap ratio)......................     66.8%     27.5%       55.4%     931.5%
Cumulative ratio of earning assets to interest-
  bearing liabilities (cumulative gap ratio)...     66.8%     55.4%       55.4%     123.2%
Interest sensitivity gap....................... $(49,281) $(43,822)   $(93,103)  $145,699  $ 52,596
Cumulative interest sensitivity gap............ $(49,281) $(93,103)   $(93,103)  $ 52,596  $ 52,596
As a percent of total earning assets...........    -17.7%    -33.4%      -33.4%      18.9%     18.9%

   In periods of rising interest rates, the Company's rate-sensitive assets cannot be repriced as quickly as its rate-sensitive liabilities. Thus, the Company's net interest income generally will decrease during a period of rising interest rates. In periods of declining interest rates the opposite effect occurs.

   As of December 31, 2001, approximately 41.5% of the Company's interest-earning assets could be repriced within one year and approximately 75.3% of interest-earning assets could be repriced within five years. Approximately 92.3% of interest-bearing liabilities could be repriced within one year and substantially all interest-bearing liabilities could be repriced within five years.

Market Risk

   The Company's primary market risk is interest rate risk. Interest rate risk the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change iniformally. These conditions may impact the earnings generated by the Company's interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company's overall earnings.

   The Company's management actively monitors and manages interest rate risk. One way this accomplished is through the development of and adherence to the Company's assets/liability policy. This policy sets forth management's strategy for matching the risk characteristics of the Company's interest bearing assets and liabilities so as to mitigate the effect of changes in the rate environment.

TABLE 4.  MARKET RISK ANALYSIS

                                                       Principal Maturing in Years ended December 31,
                                         ---------------------------------------------------------------------------

                                           2002         2003         2004         2005         2006        Thereafter
                                         --------      -------      -------      -------      -------      ----------
                                                                   (dollars in thousands)
Assets
  Loans
   Fixed Rate........................... $ 15,069      $14,168      $23,370      $18,360      $26,732       $10,746
   Average rate (%).....................     8.41%        8.84%        8.36%        8.53%        7.85%         7.75%
   Variable Rate........................   35,743        4,404        8,703        5,059        9,485        17,022
   Average rate (%).....................     6.19%        5.26%        5.44%        5.29%        5.25%         5.76%
  Investment securities
   Fixed Rate...........................    8,613        3,421        8,633        2,245          679       57,776
   Average rate (%).....................     5.74%        6.36%        4.98%        5.38%        6.56%        5.97%
  Federal funds sold
   Variable Rate........................    7,950           --           --           --           --            --
   Average rate (%).....................     1.34%          --           --           --           --            --

Liabilities
  Savings and interest-bearing checking
   Variable Rate........................   77,187           --           --           --           --            --
   Average rate (%).....................     0.68%          --           --           --           --            --
  Certificates of deposits
   Fixed Rate...........................  126,287        6,760          761           --           --            --
   Average rate (%).....................     3.52%        5.12%        3.54%          --           --            --
   Variable Rate........................      265           --           --           --           --            --
   Average rate (%).....................     2.01%          --           --           --           --            --
  Short-term borrowings
   Variable Rate........................    5,119           --           --           --           --            --
   Average rate (%).....................     0.69%          --           --           --           --            --
  Long-term obligations
   Fixed Rate...........................       --           --           --           --        5,000         5,000
   Average rate (%).....................       --           --           --           --         4.40%         5.79%


                                                        Fair
                                          Total         Value
                                         --------      --------

Assets
  Loans
   Fixed Rate........................... $108,445      $109,982
   Average rate (%).....................     8.27%
   Variable Rate........................   80,416        80,416
   Average rate (%).....................     5.80%
  Investment securities
   Fixed Rate...........................   81,367    81,531
   Average rate (%).....................     5.85%
  Federal funds sold
   Variable Rate........................    7,950         7,950
   Average rate (%).....................     1.34%

Liabilities
  Savings and interest-bearing checking
   Variable Rate........................   77,187        76,386
   Average rate (%).....................     0.68%
  Certificates of deposits
   Fixed Rate...........................  133,808       135,288
   Average rate (%).....................     3.60%
   Variable Rate........................      265           265
   Average rate (%).....................     2.01%
  Short-term borrowings
   Variable Rate........................    5,119         5,119
   Average rate (%).....................     0.69%
  Long-term obligations
   Fixed Rate...........................   10,000        10,059
   Average rate (%).....................     5.10%

   Noninterest income, principally charges for the use of the Company's services, is a significant contributor to net earnings. Total noninterest income was $3,428,000 during 2001, an increase of $1,164,000 or 51.41% when compared to 2000. Service charges on deposit accounts increased $353,000 or 24.89%, as the result of increased fees on transaction accounts of $32,000 and non-sufficient-funds (NSF) service charges of $230,000 when compared to 2000. Other service charges and fees increased $341,000 or 43.21% as net fees derived from a new accounts receivable purchase product introduced in the second quarter of 2000 increased $29,000 while the Bank's newly formed Insurance Services generated fees of $80,000. In addition, the Bank's mortgage department increased loan settlement service fees by $155,000 as reductions in mortgage rates spurred homeowners to refinance. Income from merchant services increased $58,000, or 21.32%, the result of an increase in the number of merchant accounts. During 2001, the Bank realized gains on the sale of securities of $438,000 compared to $5,000 in 2000. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service. This benefit is funded through Bank Owned Life Insurance (BOLI) policies. It is expected the Bank's annual return of approximately $280,000 on the purchased life insurance policies will cover the annual cost associated with these benefits and the Bank's annual funding cost of approximately $159,000. Income received from the policies is non-taxable to the Bank.

TABLE 5.  NONINTEREST INCOME

                                                                                         Year Ended December 31,
                                                                                         ----------------------
                                                                                          2001    2000    1999
                                                                                         ------  ------  ------
                                                                                         (dollars in thousands)
Service charges on deposit accounts..................................................... $1,771  $1,418  $1,316
Other service charges and fees..........................................................  1,130     789     637
Net gain (loss) on sale of securities...................................................    438       5     (27)
Net gain on sale of real estate acquired in settlement of loans and real estate held for
  sale..................................................................................     --       9      --
Other...................................................................................     89      43     137
                                                                                         ------  ------  ------
Total................................................................................... $3,428  $2,264  $2,063
                                                                                         ======  ======  ======

   Noninterest expenses increased by $1,221,000 or 11.75% to $11,615,000 in 2001 compared to $10,394,000 in 2000. This increase is principally due to increases in salary and employee benefits expense of $676,000 or 12.94%. Salary expense was $4,462,000 during 2001 compared to $3,977,000 during 2000, an increase of $485,000 or 12.20%, following a $435,000 or 12.28% increase in 2000 over 1999. The opening of offices in New Bern and Hertford accounted for approximately $157,000 of the personnel expense increase while additional staffing within the Company's home offices accounted for an additional $296,000 of personnel expense. Employee benefits expense was $1,440,000 during 2001, an increase of $191,000 or 15.29% from 2000 as a result of an increase in the Company's employee incentive program of $45,000 and employee health insurance premiums of $52,000. Occupancy expense increased $107,000 or 12.68% to $951,000 compared to $844,000 in 2000. The Company's building taxes and insurance expense increased $54,000 or 43.20% as a result of opening the Hertford and New Bern offices during the third quarter of 2000 and the building of a new facility for the Company's Currituck office in the Spring of 2001. Equipment expense increased $72,000 as equipment depreciation increased $66,000 and maintenance and repairs increased $62,000, partially offset by decreases in miscellaneous equipment expense of $41,000 and technology lease payments of $23,000. Bank supply expense decreased $51,000 during 2001 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank's check image statement during the first quarter of 2000. Other operating expenses increased $377,000 from $2,029,000 in 2000 to $2,406,000 for the year ended December 31, 2001. This increase is partially due to write off of leasehold improvements and other losses associated with the relocation of the Bank's Barco banking office to Currituck of $156,000. In addition, director advisory fees and fiduciary related insurance increased $48,000 and $58,000, respectively over the prior year period.

TABLE 6.  NONINTEREST EXPENSES

                                                Year Ended December 31,
                                                -----------------------
                                                  2001    2000    1999
                                                -------  ------- ------
                                                (dollars in thousands)
         Salaries.............................. $ 4,462  $ 3,977 $3,542
         Retirement and other employee benefits   1,440    1,249  1,073
         Occupancy.............................     951      844    718
         Equipment.............................   1,338    1,266    992
         Professional fees.....................     225      190    333
         Supplies..............................     276      327    240
         Telephone.............................     319      339    286
         Postage...............................     198      173    173
         Other.................................   2,406    2,029  1,812
                                                -------  ------- ------
         Total................................. $11,615  $10,394 $9,169
                                                =======  ======= ======

ANALYSIS OF FINANCIAL CONDITION

   Management believes the Company's financial condition is sound. The following discussion focuses on the factors considered by management to be important in assessing the Company's financial condition.

   The following table sets forth the percentage of significant components of the Company's balance sheets at December 31, 2001, 2000 and 1999.

TABLE 7.  DISTRIBUTION OF ASSETS AND LIABILITIES

                                                            December 31,
                                           ----------------------------------------------
                                                2001            2000            1999
                                           --------------  --------------  --------------
                                                       (dollars in thousands)
Assets
Loans, net................................ $186,011  59.7% $170,166  63.4% $144,976  62.3%
Investment securities.....................   81,531  26.2%   64,777  24.1%   58,939  25.3%
FHLB stock................................      633   0.2%      633   0.3%      633   0.3%
Federal funds sold........................    7,950   2.6%    1,975   0.7%    6,650   2.9%
                                           -------- -----  -------- -----  -------- -----
Total earning assets......................  276,125  88.6%  237,551  88.5%  211,198  90.8%
Cash and due from banks...................   17,473   5.7%   18,342   6.8%   11,139   4.7%
Bank premises and equipment, net..........    8,208   2.6%    7,882   2.9%    6,727   2.9%
Other assets..............................    9,690   3.1%    4,613   1.7%    4,049   1.6%
                                           -------- -----  -------- -----  -------- -----
Total assets.............................. $311,496 100.0% $268,388 100.0% $233,113 100.0%
                                           ======== =====  ======== =====  ======== =====
Liabilities and shareholders' equity
Demand deposits........................... $ 57,207  18.4% $ 46,564  17.3% $ 43,637  18.7%
Savings, NOW and Money Market deposits....   77,187  24.8%   75,216  28.0%   75,447  32.4%
Time deposits of $100,000 or more.........   66,339  21.3%   52,215  19.5%   32,588  14.0%
Other time deposits.......................   67,734  21.7%   62,246  23.2%   51,629  22.1%
                                           -------- -----  -------- -----  -------- -----
Total deposits............................  268,467  86.2%  236,241  88.0%  203,301  87.2%
Short-term borrowings.....................    5,119   1.6%    2,678   1.0%    2,738   1.2%
Long-term obligations.....................   10,000   3.2%    3,000   1.1%    3,000   1.3%
Accrued expense and other liabilities.....    2,384   0.8%    2,526   0.9%    2,012   0.9%
                                           -------- -----  -------- -----  -------- -----
Total liabilities.........................  285,970  91.8%  244,445  91.1%  211,051  90.5%
Shareholders' equity......................   25,526   8.2%   23,943   8.9%   22,062   9.5%
                                           -------- -----  -------- -----  -------- -----
Total liabilities and shareholders' equity $311,496 100.0% $268,388 100.0% $233,113 100.0%
                                           ======== =====  ======== =====  ======== =====

INVESTMENT PORTFOLIO

   The carrying values of investment securities held by the Company at the dates indicated are summarized as follows:

TABLE 8.  INVESTMENT PORTFOLIO COMPOSITION.

                                                         December 31,
                                  ---------------------------------------------------------
                                   2001   Percentage   2000    Percentage  1999   Percentage
                                  ------- ---------- --------- ---------- ------- ----------
Securities available-for-sale
U.S. Treasury.................... $ 2,011     2.4%   $9,043.00    14.0%   $15,958    27.1%
U.S. Government agencies.........  17,778    21.8%      24,457    37.8%    25,922    44.0%
Collaterized mortgage obligations  21,665    26.6%      12,406    19.2%        --      --
Mortgage-backed securities.......  18,069    22.2%       4,326     6.7%     2,559     4.3%
Tax-exempt municipals............  16,306    20.0%      13,531    20.9%    14,500    24.6%
Preferred stock..................   5,702     7.0%       1,015     1.5%        --      --
                                  -------   -----    ---------   -----    -------   -----
Total investments................ $81,531   100.0%   $  64,778   100.0%   $58,939   100.0%
                                  =======   =====    =========   =====    =======   =====

   The following table shows maturities of the carrying values of investment securities held by the Company at December 31, 2001, and the weighted average yields.

TABLE 9.  INVESTMENT PORTFOLIO MATURITY SCHEDULES.

                                 3 Months or  Over 3 Months    Over 1 Year   Over 5 Years But
                                     Less     Through 1 Year Through 5 Years Within 10 Years  Over 10 Years
                                 ------------ -------------- --------------- ---------------- -------------
Security Type Available-for-sale Amount/Yield  Amount/Yield   Amount/Yield     Amount/Yield   Amount/Yield  Total/Yield
-------------------------------- ------------ -------------- --------------- ---------------- ------------- -----------
     U.S. Treasury..............    $2,011        $   --         $    --         $    --         $   --       $ 2,011
                                      5.97%                                                                      5.97%
     U.S. Government
       agencies.................     1,003         5,088          11,687              --             --        17,778
                                      6.13%         5.35%           4.90%                                        5.10%
     Collaterized mortgage
       obligations..............        --            --           9,199          12,466             --        21,665
                                                                    6.76%           5.88%                        6.25%
     Mortgage-backed
       securities...............        --            --           6,772          11,297             --        18,069
                                                                    5.87%           6.14%                        6.04%

     Tax-exempt municipals......       292           328           7,757           6,791          1,138        16,306
                                      7.54%         7.52%           6.23%           6.26%          6.77%         6.33%

     Preferred stock............     2,964            --              --              --          2,738         5,702
                                      4.47%                                                        4.52%         4.49%
                                    ------        ------         -------         -------         ------       -------

     Total investments..........    $6,270        $5,416         $35,415         $30,554         $3,876       $81,531
                                    ======        ======         =======         =======         ======       =======
                                      5.35%         5.48%           5.86%           6.06%          5.18%         5.84%
                                    ======        ======         =======         =======         ======       =======

--------
(1) Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

   The taxable equivalent adjustment was $399,000, $329,000, and $392,000 for the years 2001, 2000, and 1999, respectively. The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security.

   At December 31, 2001 the market value of the investment portfolio was approximately $165,000 above its book value, which is primarily the result of lower market interest rates compared to the interest rates on the investments in the portfolio.

LOAN PORTFOLIO

   The Company's management believes the loan portfolio is adequately diversified and contains no foreign loans. Real estate loans represent approximately 55.2% of the Company's loan portfolio. Real estate loans are primarily loans secured by real estate, mortgage, and construction loans. The Company does not have a large portfolio of home mortgage loans. See note (1) below. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2001, the ten largest loans of the Company accounted for approximately 9.3% of the Company's outstanding loans. As of December 31, 2001, the Company had outstanding loan commitments of approximately $35,596,000. The amounts of loans outstanding and the percentage that such loans represented of total loans at the indicated dates are shown in the following table according to loan type.

TABLE 10.  LOAN PORTFOLIO COMPOSITION

                                                   December 31,
                                   --------------------------------------------
                                     2001     2000     1999     1998     1997
                                   -------- -------- -------- -------- --------
                                              (dollars in thousands)
Real estate (1)................... $104,309 $ 99,625 $ 83,116 $ 64,538 $ 63,300
Installment loans.................   12,012   12,449   11,622   11,339   25,424
Credit cards and related plans....    3,884    3,960    3,817    3,694    3,415
Commercial and all other loans (2)   68,656   56,932   49,121   53,453   29,070
                                   -------- -------- -------- -------- --------
Total............................. $188,861 $172,966 $147,676 $133,024 $121,209
                                   ======== ======== ======== ======== ========

(1) The majority of these loans are various consumer and commercial loans with approval based on cash flow and not the real estate.

(2) The majority of the commercial real estate is owner-occupied and operated.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

   The following table sets forth the maturity distribution of the Company's loans as of December 31, 2001. A significant majority of loans maturing after one year are repriced at two and three year intervals. In addition, approximately 42.6% of the Company's loan portfolio is comprised of variable rate loans.

TABLE 11.  LOAN MATURITIES

                                                       Credit cards Commercial
                                    Real               and related    and all
                                   estate  Installment    plans     other loans  Total
                                  -------- ----------- ------------ ----------- --------
                                                  (dollars in thousands)
Due in 1 year or less............ $  2,235   $ 3,040      $3,740      $23,595   $ 32,610
Due after 1 year through 5 years:
   Floating interest rates.......   22,587       257          91       11,450     34,385
   Fixed interest rates..........   33,540     8,477          --       28,409     70,426
Due after 5 years:
   Floating interest rates.......   18,890        --          53        2,846     21,789
   Fixed interest rates..........   27,057       238          --        2,356     29,651
                                  --------   -------      ------      -------   --------
Total............................ $104,309   $12,012      $3,884      $68,656   $188,861
                                  ========   =======      ======      =======   ========

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

TABLE 12.  NONPERFORMING ASSETS AND PAST DUE LOANS

                                                         December, 31
                                                  --------------------------
                                                  2001 2000 1999 1998  1997
                                                  ---- ---- ---- ---- ------
                                                    (dollars in thousands)
    Non-accrual loans............................ $146 $121 $408 $ 88 $1,463
    Loans past due 90 or more days still accruing   94   --   34   --     --
    Restructured loans...........................   67   73   81   92     49
    Foreclosed properties........................  171   58  183   50    340
                                                  ---- ---- ---- ---- ------
    Total........................................ $478 $252 $706 $230 $1,852
                                                  ==== ==== ==== ==== ======

   At December 31, 2001 and 2000, nonperforming assets and past due loans were approximately 0.17% and 0.15%, respectively, of the loans outstanding at such dates.

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

TABLE 13.  ALLOCATION OF ALLOWANCE FOR PROBABLE LOAN LOSSES

                                                        December 31,
                         -------------------------------------------------------------------------
                              2001           2000           1999           1998           1997
                         -------------  -------------  -------------  -------------  -------------
                         Amount Percent Amount Percent Amount Percent Amount Percent Amount Percent
                         ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
                                                   (dollars in thousands)
Real estate............. $1,587   55.2% $1,660   56.2% $1,647   56.2% $1,619   48.5% $1,690   52.2%
Installment loans.......    192    6.4%    154    7.9%    237    7.9%    166    8.5%    389   21.0%
Credit cards and related
  plans.................    142    2.1%    170    2.6%    166    2.6%    160    2.8%    390    2.8%
Commercial and all
  other loans...........    809   36.3%    686   33.3%    646   33.3%    624   40.2%    149   24.0%
                         ------  -----  ------  -----  ------  -----  ------  -----  ------  -----
Total allocated.........  2,730  100.0%  2,670  100.0%  2,696  100.0%  2,569  100.0%  2,618  100.0%
Unallocated.............    120            130              4            181             42
                         ------         ------         ------         ------         ------
Total................... $2,850         $2,800         $2,700         $2,750         $2,660
                         ======         ======         ======         ======         ======

   Management considers the allowance for probable loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. It must be emphasized, however, that the determination of the allowance using the Company's procedures and methods rest upon various judgements and assumptions about economic conditions and other factors affecting loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgements about the information available to them at the time of their examinations. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for probable loan losses or future charges to earnings.

   The following table summarizes the Company's balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

TABLE 14.  LOAN LOSS AND RECOVERY EXPERIENCE

                                                                   Year ended December 31,
                                                      ------------------------------------------------
                                                        2001      2000      1999      1998      1997
                                                      --------  --------  --------  --------  --------
                                                                   (dollars in thousands)
Total loans outstanding at end of year............... $188,861  $172,966  $147,676  $133,024  $121,209
                                                      ========  ========  ========  ========  ========
Average loans outstanding............................  183,612   161,356   141,564   127,650   118,185
                                                      ========  ========  ========  ========  ========
Allowance for probable loan losses at beginning of
  year............................................... $  2,800  $  2,700  $  2,750  $  2,660  $  2,400
Loans charged off:
Real estate..........................................      136         6        69        21         6
Installment loans....................................       83        45        80        89        62
Credit cards and related plans.......................      124        72        72       119       110
Commercial and all other loans.......................      103       114       145         2        17
                                                      --------  --------  --------  --------  --------
Total charge-offs....................................      446       237       366       231       195
Recoveries of loans previously charged off:
Real estate..........................................       25         2         6        --        --
Installment loans....................................       14        23        25        22        22
Credit cards and related plans.......................       15        31        27        23        36
Commercial and all other loans.......................        3        39        16        34        43
                                                      --------  --------  --------  --------  --------
Total recoveries.....................................       57        95        74        79       101
Net charge offs......................................      389       142       292       152        94
Provision for probable loan losses...................      439       242       242       242       354
                                                      --------  --------  --------  --------  --------
Allowance for probable loan losses at end of year.... $  2,850  $  2,800  $  2,700  $  2,750  $  2,660
                                                      ========  ========  ========  ========  ========
RATIOS
Net charge offs during year to average loans
  outstanding........................................     0.21%     0.09%     0.21%     0.12%     0.08%
Net charge offs during year to loans at year-end.....     0.21%     0.08%     0.20%     0.11%     0.08%
Allowance for probable loan losses to average loans..     1.55%     1.74%     1.91%     2.15%     2.25%
Allowance for probable loan losses to loans at year-
  end................................................     1.51%     1.62%     1.83%     2.07%     2.19%
Net charge offs to allowance for probable loan losses    13.65%     5.07%    10.81%     5.53%     3.53%
Net charge offs to provision for probable loan losses    88.61%    58.68%   120.66%    62.81%    26.55%

DEPOSITS

   The average amounts of deposits and interest rates thereon of the Company for the years ended December 31, 2001, 2000, and 1999 are summarized below.

TABLE 15.  AVERAGE DEPOSITS

                                            Year ended December 31,
                                  -------------------------------------------
                                       2001           2000           1999
                                  -------------  -------------  -------------
                                  Average        Average        Average
                                  Balance  Rate  Balance  Rate  Balance  Rate
                                  -------- ----  -------- ----  -------- ----
                                             (dollars in thousands)
 Interest-bearing demand deposits $ 62,751 1.29% $ 62,904 2.18% $ 59,105 2.12%
 Savings deposits................   13,556 1.18%   13,930 1.58%   14,115 1.58%
 Time deposits...................  122,648 5.17%   93,590 5.79%   81,448 4.99%
                                  -------- ----  -------- ----  -------- ----
 Total interest-bearing deposits.  198,955 3.68%  170,424 4.11%  154,668 3.58%
 Noninterest-bearing deposits....   51,255         47,287         39,941
                                  -------- ----  -------- ----  -------- ----
 Total deposits.................. $250,210 2.92% $217,711 3.22% $194,609 2.85%
                                  ======== ====  ======== ====  ======== ====

   The Company has a large, stable base of time deposits with little dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposits and individual retirement accounts obtained from individual customers. Deposits of certain local governments and municipal entities represented approximately 17.6% of the Company's total deposits at December 31, 2001. All such public funds are collateralized by investment securities. The Company does not purchase brokered deposits.

   As of December 31, 2001, the Company held approximately $66,339,000 in time deposits of $100,000 or more and time deposits less than $100,000 of $67,734,000. The following table is a maturity schedule of time deposits as of December 31, 2001.

TABLE 16.  TIME DEPOSIT MATURITY SCHEDULE

                                                 3 Months 4 to 6  7 to 12 Over 12
                                                 Or Less  Months  Months  Months   Total
                                                 -------- ------- ------- ------- --------
                                                          (dollars in thousands)
Time certificates of deposit of $100,000 or more $38,942  $16,608 $ 9,679 $1,110  $ 66,339
Time certificates of deposit less than $100,000.  27,145   20,997  13,179  6,413    67,734
                                                 -------  ------- ------- ------  --------
Total time deposits............................. $66,087  $37,605 $22,858 $7,523  $134,073
                                                 =======  ======= ======= ======  ========

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

TABLE 17.  RETURN ON ASSETS AND EQUITY

                                                  Year ended
                                                 December 31,
                                             -------------------
              (Averages)                     2001   2000   1999
              ----------                     -----  -----  -----
              Return on assets..............  0.90%  0.95%  0.97%
              Return on equity.............. 10.26% 10.41%  9.71%
              Dividend payout............... 28.80% 29.26% 28.69%
              Shareholders' equity to assets  8.73%  9.96%  9.96%

TABLE 18.  MARKET PRICE OF COMMON STOCK AND DIVIDENDS

   The following table sets forth the high and low published prices of the Company's common stock during each quarterly period during 2001 and 2000 and the quarterly per share cash dividend declared by Bancorp.

                                                Dividends
                       Quarter     High   Low   Declared
                       -------    ------ ------ ---------
                       2001
                          First.. $12.50 $10.00  $0.0900
                          Second.  12.50  12.50   0.0900
                          Third..  13.50  11.01   0.0900
                          Fourth.  13.50  13.00   0.0900
                       2000
                          First..  11.06   9.50   0.0825
                          Second.  12.25   9.94   0.0825
                          Third..  13.50  12.13   0.0825
                          Fourth.  12.50  11.00   0.0825

   The following table sets forth the Company's contractual payment obligations as of December 31, 2001.

TABLE 19.  CONTRACTUAL OBLIGATIONS

                                                Payments Due
                                   ---------------------------------------
                                   1 year    2-3    4-5   After 5
     Contractual Obligations       or less  years  years   years   Total
     -----------------------       -------- ------ ------ ------- --------
                                           (dollars in thousands)
     Long-term obligations........ $     -- $   -- $5,000 $5,000  $ 10,000
     Short-term borrowings........    5,119     --     --     --     5,119
     Operating leases.............      272    421    213  1,333     2,239
     Deposits.....................  260,944  7,523     --     --   268,467
                                   -------- ------ ------ ------  --------
     Total contractual obligations $266,335 $7,944 $5,213 $6,333  $285,825
                                   ======== ====== ====== ======  ========

   The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The dollar amount of commitments as of December 31, 2001, are set forth in the following table.

TABLE 20.  COMMERCIAL COMMITMENTS

                                      Amount of Commitment Expiration per Period
                                      ------------------------------------------
                                       1 year       2-3    4-5  After 5
 Commercial Commitments                or less     years  years  years   Total
 ----------------------               -------     ------  ----- ------- -------
                                                (dollars in thousands)
 Loan commitments and lines of credit $23,285     $8,659  $847  $9,138  $41,929
 Standby letters of credit...........     937         --    --      --      937
                                       -------    ------  ----  ------  -------
 Total commercial commitments........ $24,222     $8,659  $847  $9,138  $42,866
                                       =======    ======  ====  ======  =======

Item 7.  Financial Statements.

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
ECB BANCORP, INC.:

   We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                [LOGO] KPMG

Raleigh, North Carolina
February 1, 2002

                       ECB BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                             -------------------------
                                                                 2001         2000
                                                             ------------  -----------
                          ASSETS
Cash and non-interest bearing deposits (note 11)............ $ 17,473,420   18,342,044
Federal funds sold..........................................    7,950,000    1,975,000
                                                             ------------  -----------
       Total cash and cash equivalents......................   25,423,420   20,317,044
                                                             ------------  -----------
Investment securities available-for-sale (cost: $81,366,622
  and $64,462,906, respectively) (note 2)...................   81,531,173   64,776,683
Loans (note 3)..............................................  188,861,167  172,965,645
Allowance for probable loan losses (note 4).................   (2,850,000)  (2,800,000)
                                                             ------------  -----------
       Loans, net...........................................  186,011,167  170,165,645
                                                             ------------  -----------
Real estate acquired in settlement of loans, net............      170,626       58,000
Federal Home Loan Bank stock, at cost.......................      632,800      632,800
Bank premises and equipment, net (note 5)...................    8,208,109    7,881,550
Accrued interest receivable.................................    2,386,936    2,636,698
Other assets (note 6).......................................    7,132,258    1,919,933
                                                             ------------  -----------
                                                             $311,496,489  268,388,353
                                                             ============  ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (note 9):
   Demand, noninterest-bearing.............................. $ 57,207,001   46,564,512
   Demand, interest-bearing.................................   63,254,778   61,758,754
   Savings..................................................   13,931,905   13,456,959
   Time.....................................................  134,072,937  114,461,272
                                                             ------------  -----------
       Total deposits.......................................  268,466,621  236,241,497
Accrued interest payable....................................      976,002    1,160,090
Short-term borrowings.......................................    5,119,212    2,678,040
Long-term obligations.......................................   10,000,000    3,000,000
Other liabilities (note 7)..................................    1,408,729    1,365,724
                                                             ------------  -----------
       Total liabilities....................................  285,970,564  244,445,351
                                                             ------------  -----------
Shareholders' equity (note 14):
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,065,891
     and 2,073,081 shares at December 31, 2001 and 2000,
     respectively...........................................    7,230,619    7,255,784
   Capital surplus..........................................    5,762,477    5,821,523
   Retained earnings........................................   12,507,403   10,682,300
   Deferred compensation--restricted stock..................      (75,896)     (23,698)
   Accumulated other comprehensive income...................      101,322      207,093
                                                             ------------  -----------
       Total shareholders' equity...........................   25,525,925   23,943,002
                                                             ------------  -----------
                                                             $311,496,489  268,388,353
                                                             ============  ===========

         See accompanying notes to consolidated financial statements.

                       ECB BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Years ended December 31,
                                                                        ---------------------------------
                                                                           2001        2000       1999
                                                                        ----------- ---------- ----------
Interest income:
   Interest and fees on loans.......................................... $15,387,869 14,900,352 12,512,479
   Interest on investment securities:
       Interest exempt from federal income taxes.......................     616,041    638,759    760,243
       Taxable interest income.........................................   3,134,427  3,101,574  2,274,319
       Dividend income.................................................     225,293     32,125         --
   Interest on federal funds sold......................................     352,670    279,976    302,071
   FHLB stock dividends................................................      45,055     49,075     45,043
                                                                        ----------- ---------- ----------
          Total interest income........................................  19,761,355 19,001,861 15,894,155
                                                                        ----------- ---------- ----------
Interest expense:
   Deposits (note 9):
       Demand accounts.................................................     806,539  1,368,180  1,253,138
       Savings.........................................................     159,586    220,379    223,373
       Time............................................................   6,346,851  5,415,007  4,065,536
   Short-term borrowings...............................................      99,434    179,448     30,201
   Long-term obligations...............................................     228,006    144,290    130,609
                                                                        ----------- ---------- ----------
          Total interest expense.......................................   7,640,416  7,327,304  5,702,857
                                                                        ----------- ---------- ----------
          Net interest income..........................................  12,120,939 11,674,557 10,191,298
Provision for probable loan losses (note 4)............................     439,116    242,112    242,319
                                                                        ----------- ---------- ----------
          Net interest income after provision for probable loan
            losses.....................................................  11,681,823 11,432,445  9,948,979
                                                                        ----------- ---------- ----------
Noninterest income:
   Service charges on deposit accounts.................................   1,771,382  1,418,009  1,316,222
   Other service charges and fees......................................   1,130,312    788,937    637,202
   Net gain (loss) on sale of securities (note 2)......................     437,918      5,246    (27,122)
   Other...............................................................      88,677     51,673    137,152
                                                                        ----------- ---------- ----------
          Total noninterest income.....................................   3,428,289  2,263,865  2,063,454
                                                                        ----------- ---------- ----------
Noninterest expense:
   Salaries............................................................   4,461,632  3,976,592  3,541,511
   Retirement and other employee benefits (note 7).....................   1,440,014  1,249,407  1,073,039
   Occupancy...........................................................     950,790    844,111    718,356
   Equipment...........................................................   1,338,474  1,266,069    992,213
   Professional fees...................................................     225,364    190,063    333,159
   Supplies............................................................     276,290    326,500    239,925
   Telephone...........................................................     319,126    339,375    285,828
   Postage.............................................................     198,335    173,005    172,759
   Other...............................................................   2,405,784  2,029,310  1,812,253
                                                                        ----------- ---------- ----------
          Total noninterest expense....................................  11,615,809 10,394,432  9,169,043
                                                                        ----------- ---------- ----------
          Income before income taxes...................................   3,494,303  3,301,878  2,843,390
Income taxes (note 6)..................................................     925,000    935,000    700,000
                                                                        ----------- ---------- ----------
          Net income................................................... $ 2,569,303  2,366,878  2,143,390
                                                                        =========== ========== ==========
Net income per share (basic)........................................... $      1.25       1.13       1.01
                                                                        =========== ========== ==========
Net income per share (diluted)......................................... $      1.24       1.13       1.01
                                                                        =========== ========== ==========
Weighted average shares outstanding--basic.............................   2,059,999  2,098,490  2,122,354
                                                                        =========== ========== ==========
Weighted average shares outstanding--diluted...........................   2,064,690  2,101,488  2,123,081
                                                                        =========== ========== ==========

         See accompanying notes to consolidated financial statements.

                       ECB BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                   Common Stock
                              ---------------------
                                                                              Deferred    Accumulated
                                                                            compensation     other
                               Number                 Capital    Retained   - restricted comprehensive Comprehensive
                              of shares    Amount     surplus    earnings      stock     income (loss)    income       Total
                              ---------  ----------  ---------  ----------  ------------ ------------- ------------- ----------
BALANCE AT
  DECEMBER 31, 1998.......... 2,125,254  $7,438,389  6,260,392   7,480,699         --        672,866                 21,852,346
  Unrealized losses, net of
   income taxes of
   $638,364..................        --          --         --          --         --     (1,239,172)   (1,239,172)  (1,239,172)
  Net income.................        --          --         --   2,143,390         --             --     2,143,390    2,143,390
                                                                                                        ----------   ----------
  Total comprehensive
   income....................                                                                              904,218
                                                                                                        ==========
  Deferred compensation-
   restricted stock issuance.     3,575      12,513     28,599          --    (41,112)            --                         --
  Recognition of deferred
   stock compensation-
   restricted stock..........        --          --         --          --      6,167             --                      6,167
  Repurchase of common
   stock.....................    (7,300)    (25,550)   (59,539)         --         --             --                    (85,089)
  Cash dividends ($.29 per
   share)....................        --          --         --    (615,243)        --             --                   (615,243)
                              ---------  ----------  ---------  ----------    -------     ----------                 ----------
BALANCE AT
  DECEMBER 31, 1999.......... 2,121,529   7,425,352  6,229,452   9,008,846    (34,945)      (566,306)                22,062,399
  Unrealized gains, net of
   income taxes of
   $398,420..................        --          --         --          --         --        773,399       773,399      773,399
  Net income.................        --          --         --   2,366,878         --             --     2,366,878    2,366,878
                                                                                                        ----------
  Total comprehensive
   income....................                                                                            3,140,277
                                                                                                        ==========
  Recognition of deferred
   stock compensation-
   restricted stock..........      (275)       (962)    (2,063)         --     11,247             --                      8,222
  Repurchase of common
   stock.....................   (48,173)   (168,606)  (405,866)         --         --             --                   (574,472)
  Cash dividends ($.33 per
   share)....................        --          --         --    (693,424)        --             --                   (693,424)
                              ---------  ----------  ---------  ----------    -------     ----------                 ----------
BALANCE AT
  DECEMBER 31, 2000.......... 2,073,081   7,255,784  5,821,523  10,682,300    (23,698)       207,093                 23,943,002
  Unrealized losses, net of
   income taxes of $43,455...        --          --         --          --         --       (105,771)     (105,771)    (105,771)
  Net income.................        --          --         --   2,569,303         --             --     2,569,303    2,569,303
                                                                                                        ----------
  Total comprehensive
   income....................                                                                            2,463,532
                                                                                                        ==========
  Deferred compensation
   restricted stock issuance.     6,042      21,147     54,378          --    (75,525)            --                         --
  Recognition of deferred
   compensation -restricted
   stock.....................        --          --         --          --     23,327             --                     23,327
  Repurchase of common
   stock.....................   (13,232)    (46,312)  (113,424)         --         --             --                   (159,736)
  Cash dividends ($.36 per
   share)....................        --          --         --    (744,200)        --             --                   (744,200)
                              ---------  ----------  ---------  ----------    -------     ----------                 ----------
BALANCE AT
  DECEMBER 31, 2001.......... 2,065,891  $7,230,619  5,762,477  12,507,403    (75,896)       101,322                 25,525,925
                              =========  ==========  =========  ==========    =======     ==========                 ==========

         See accompanying notes to consolidated financial statements.

                       ECB BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years ended December 31,
                                                                       --------------------------------------
                                                                           2001         2000         1999
                                                                       ------------  -----------  -----------
Cash flows from operating activities:
 Net income                                                            $  2,569,303    2,366,878    2,143,390
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.......................................................      825,395      729,728      660,762
   Amortization of premium (accretion of discount) on investment
     securities, net..................................................     (430,536)     (57,536)      41,651
   Provision for probable loan losses.................................      439,116      242,112      242,319
   Deferred income taxes..............................................     (180,000)      67,900       34,800
   Loss (gain) on sale of securities..................................     (437,918)      (5,246)      27,122
   Loss (gain) on sale of real estate acquired in settlement of loans
     and real estate held for sale....................................        2,000       (9,363)          --
   Loss on disposal of premises and equipment.........................      156,483          261       47,486
   Deferred compensation--restricted stock............................       23,327        8,222        6,167
   Decrease (increase) in accrued interest receivable.................      249,762     (377,327)    (162,947)
   Decrease (increase) in other assets................................       71,522     (705,202)    (659,533)
   Increase (decrease) in accrued interest payable....................     (184,088)     343,110      (12,124)
   Increase in postretirement benefit liability.......................        7,696       11,774       12,739
   Increase (decrease) in other liabilities...........................       20,773      141,529     (200,289)
                                                                       ------------  -----------  -----------
       Net cash provided by operating activities......................    3,132,835    2,756,840    2,181,543
                                                                       ------------  -----------  -----------
Cash flows from investing activities:
 Proceeds from sales of investment securities classified as
   available-for-sale.................................................   25,659,026    6,706,542    3,346,458
 Proceeds from maturities of investment securities classified as
   available-for-sale.................................................   21,403,887   12,680,251   18,818,876
 Purchases of investment securities classified as available-for-sale..  (63,098,175) (23,989,535) (24,656,514)
 Purchases of Federal Home Loan Bank stock............................           --           --      (68,000)
 Proceeds from disposal of premises and equipment.....................       64,409        8,601    2,286,397
 Purchases of premises and equipment..................................   (1,372,846)  (1,892,680)  (2,715,597)
 Proceeds from disposal of real estate acquired in settlement of
   loans and real estate held for sale................................       27,000      134,035           --
 Net loan originations................................................  (16,426,264) (25,432,219) (14,943,853)
 Purchases of life insurance..........................................   (5,060,392)          --           --
                                                                       ------------  -----------  -----------
       Net cash used by investing activities..........................  (38,803,355) (31,785,005) (17,932,233)
                                                                       ------------  -----------  -----------
Cash flows from financing activities:
 Net increase in deposits.............................................   32,225,124   32,940,104   19,034,481
 Net (decrease) increase in short-term borrowings.....................    2,441,172      (59,609)      12,649
 Repayments of long-term obligations..................................   (3,000,000)          --           --
 Origination of long-term obligations.................................   10,000,000           --    3,000,000
 Dividends paid.......................................................     (729,664)    (675,878)    (461,395)
 Repurchase of common stock...........................................     (159,736)    (574,472)     (85,089)
                                                                       ------------  -----------  -----------
       Net cash provided by financing activities......................   40,776,896   31,630,145   21,500,646
                                                                       ------------  -----------  -----------
Increase in cash and cash equivalents.................................    5,106,376    2,601,980    5,749,956
Cash and cash equivalents at beginning of year........................   20,317,044   17,715,064   11,965,108
                                                                       ------------  -----------  -----------
Cash and cash equivalents at end of year.............................. $ 25,423,420   20,317,044   17,715,064
                                                                       ============  ===========  ===========
Supplemental disclosure of noncash financing and investing
  activities:
   Unrealized gains (losses) on available-for-sale securities, net of
     deferred taxes................................................... $   (105,771)     773,399   (1,239,172)
                                                                       ============  ===========  ===========
   Dividends declared but not paid.................................... $    185,930      171,394      153,848
                                                                       ============  ===========  ===========

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

  (C)  Business

   Bancorp is a bank holding company incorporated in North Carolina on March 4, 1998. The principal activity of Bancorp is ownership of the Bank. The Bank provides financial services through its branch network located in eastern North Carolina. The Bank competes with other financial institutions and numerous other non-financial services commercial entities offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company has no foreign operations, and the Company's customers are principally located in eastern North Carolina.

  (D)  Cash and Cash Equivalents

   Cash and cash equivalents include demand and time deposits (with original maturities of ninety days or less) at other financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

  (E)  Investment Securities

   Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation at each reporting date. Securities are classified as held-to-maturity ("HTM") when the Company has both the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities not classified as HTM are classified as available-for-sale ("AFS"). AFS securities are stated at fair value as determined by reference to published sources, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity. The Company may sell its securities AFS in response to liquidity needs changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. The Company has no trading securities.

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

  (H)  Real Estate Acquired in Settlement of Loans

   Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings, if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Loans with outstanding principal balances totaling $141,626 and $29,000 were foreclosed on during the years ended December 31, 2001 and 2000, respectively. There were no such foreclosures in 1998.

  (I)  Membership/Investment in Federal Home Loan Bank Stock

   The Company is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). Membership, along with a signed blanket collateral agreement, provides the Company with the ability to draw $13 million of advances from the FHLB. At December 31, 2001 and 2000, the Company had advances totaling $10 million and $3 million, respectively, from the FHLB. These advances, which are classified as long-term obligations, consist of a $5 million advance with a 10 year term (with a 2 year call) at 4.44% maturing on July 6, 2011, and a $5 million advance with a five year term at 5.79% maturing on July 6, 2006.

   As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2001, the Company owned 6,328 shares of the FHLB's $100 par value capital stock. No ready market exists for such stock, which is carried at cost.

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

  (M)  Stock Option Plan

   During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan ("the Omnibus Plan") which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. Stock options vest one-third each year beginning three years after the grant date and expire after 10 years. Restricted stock vests over 4 years.

   The Company accounts for awards pursuant to the Omnibus Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of ABP Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 8).

  (N)  Net Income Per Share

   Basic Net Income Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of Basic Net Income Per Share, restricted stock is considered "contingently issuable" and is not included in the weighted average number of common shares outstanding.

   Diluted Net Income Per Share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of Diluted Net Income Per Share. The amount of compensation cost attributed to future services and not yet recognized is considered "proceeds" using the treasury stock method. Diluted weighted average shares outstanding increased by 3,167 and 1,106 shares for 2001 and 2000, respectively, due to the dilutive impact of restricted stock.

   In computing Diluted Net Income Per Share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate Diluted Net Income Per Share for the Company. During 2001 and 2000 diluted weighted average shares outstanding increased by 1,524 and 1,892, respectively, due to the dilutive impact of options. There were no dilutive stock options outstanding during 1999 as the exercise price exceeded the average market price.

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

                                                      2001       2000        1999
                                                    ---------  ---------  ----------
Unrealized (losses) gains arising during the period $ 288,692  1,177,065  (1,904,658)
Tax benefit (expense)..............................  (125,380)  (400,204)    647,582
Reclassification to realized (gains) losses........  (437,918)    (5,246)     27,122
Tax expense (benefit)..............................   168,835      1,784      (9,218)
                                                    ---------  ---------  ----------
   Other comprehensive income (loss)............... $(105,771)   773,399  (1,239,172)
                                                    =========  =========  ==========

  (P)  Reclassifications

   Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders' equity.

  (Q)  New Accounting Pronouncements

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was adopted by the Company on January 1, 2001 with no material impact to the Company's financial statements.

   The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after

March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted this statement during 2001 with no material impact to the Company.

   On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations". This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

   The FASB has issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which will be January 1, 2002. Management of the Company anticipates that due to the fact that it does not have goodwill or other intangible assets, the adoption of SFAS No. 142 will not have a material effect on the Company.

(2)  INVESTMENT SECURITIES

   The following is a summary of the securities portfolio by major classification:

                                                                  December 31, 2001
                                                     --------------------------------------------
                                                                   Gross      Gross
                                                      Amortized  unrealized unrealized
                                                        cost       gains      losses   Fair value
                                                     ----------- ---------- ---------- ----------
Securities available-for-sale:
   U.S. Treasury obligations........................ $ 2,000,345   10,249          --   2,010,594
   Securities of other U.S. government agencies and
     corporations...................................  17,479,843  338,786     (41,157) 17,777,472
   Obligations of states and political subdivisions.  16,307,266  156,076    (156,950) 16,306,392
   Mortgage-backed securities.......................  39,814,382  278,188    (358,305) 39,734,265
   Preferred stock..................................   5,764,786       --     (62,336)  5,702,450
                                                     -----------  -------    --------  ----------
                                                     $81,366,622  783,299    (618,748) 81,531,173
                                                     ===========  =======    ========  ==========

                                                                  December 31, 2000
                                                     --------------------------------------------
                                                                   Gross      Gross
                                                      Amortized  unrealized unrealized
                                                        cost       gains      losses   Fair value
                                                     ----------- ---------- ---------- ----------
Securities available-for-sale:
   U.S. Treasury obligations........................ $ 8,997,123   45,377          --   9,042,500
   Securities of other U.S. government agencies and
     corporations...................................  24,361,236  138,799     (42,600) 24,457,435
   Obligations of states and political subdivisions.  13,537,396   82,419     (89,437) 13,530,378
   Mortgage-backed securities.......................  16,552,151  203,651     (24,432) 16,731,370
   Preferred stock..................................   1,015,000       --          --   1,015,000
                                                     -----------  -------    --------  ----------
                                                     $64,462,906  470,246    (156,469) 64,776,683
                                                     ===========  =======    ========  ==========

   Gross realized gains and losses on sales of securities for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                              2001      2000    1999
                                                            ---------  ------  -------
Gross realized gains....................................... $ 635,212  10,808       --
Gross realized losses......................................  (197,294) (5,562) (27,122)
                                                            ---------  ------  -------
Net realized gains (losses)................................ $ 437,918   5,246  (27,122)
                                                            =========  ======  =======

   The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2001, by remaining contractual maturity are as follows:

                                                                    Amortized
                                                                      cost     Fair value
                                                                   ----------- ----------
   U.S. Treasury obligations:
       Due in one year or less.................................... $ 2,000,345  2,010,594
   Securities of other U.S. government agencies and corporations:
       Due in one year or less....................................   5,996,705  6,090,970
       Due in one year through five years.........................  11,483,138 11,686,502
   Obligations of states and political subdivisions:
       Due in one year or less....................................     615,643    620,320
       Due in one year through five years.........................   7,752,798  7,757,397
       Due after five through ten years...........................   6,792,870  6,790,593
       Due after ten years........................................   1,145,955  1,138,081
   Mortgage-backed securities:
       Due in one year through five years.........................  15,807,714 15,971,171
       Due after five through ten years...........................  24,006,668 23,763,095
   Preferred stock................................................   5,764,786  5,702,450
                                                                   ----------- ----------
          Total securities........................................ $81,366,622 81,531,173
                                                                   =========== ==========

   Securities with an amortized cost of approximately $64,566,000 at December 31, 2001 are pledged as collateral for deposits. Of this total, $11,000,000 are pledged as collateral for FHLB advances.

(3)  LOANS

   Loans at December 31, 2001 and 2000 classified by type, are as follows:

                                                              2001        2000
                                                          ------------ -----------
   Real estate loans:
       Construction...................................... $ 12,880,587  10,019,371
       Secured by farmland...............................   14,320,854  11,137,661
       Secured by residential properties.................   27,080,648  22,759,935
       Secured by nonfarm, nonresidential properties.....   50,026,201  40,830,466
   Consumer installment..................................   12,012,321  11,435,743
   Credit cards and related plans........................    3,884,239   3,989,494
   Commercial and all other loans:
       Commercial and industrial.........................   51,113,569  54,765,776
       Loans to finance agricultural production..........   13,402,120  14,854,751
       All other loans...................................    4,370,691   3,387,815
                                                          ------------ -----------
                                                           189,091,230 173,181,012
       Less deferred fees and costs, net.................      230,063     215,367
                                                          ------------ -----------
                                                          $188,861,167 172,965,645
                                                          ============ ===========
   Included in the above:
       Nonaccrual loans..................................      146,000     121,014
       Restructured loans................................       66,892      72,511

   At December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $68,000. The average recorded investment in impaired loans during the year ended December 31, 2001 was approximately $73,000. For the year ended December 31, 2001, the Company recognized no interest income on impaired loans.

   At December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $121,014 (all on a non-accrual basis). The average recorded investment in impaired loans during the year ended December 31, 2000 was approximately $334,000. For the year ended December 31, 2000, the Company recognized interest income on those impaired loans of $49,035, all of which was recognized using the cash basis method of income recognition.

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

   At December 31, 2001, qualifying first mortgage loans were pledged as collateral for the Company's Federal Home Loan Bank (FHLB) borrowings under a blanket lien arrangement.

(4)  ALLOWANCE FOR PROBABLE LOAN LOSSES

   An analysis of the allowance for probable loan losses for the years ended December 31, 2001, 2000 and 1999 follows:

                                                   December 31,
                                         --------------------------------
                                            2001       2000       1999
                                         ----------  ---------  ---------
      Beginning balance................. $2,800,000  2,700,000  2,750,000
      Provision for probable loan losses    439,116    242,112    242,319
      Recoveries........................     56,931     94,845     74,046
      Loans charged off.................   (446,047)  (236,957)  (366,365)
                                         ----------  ---------  ---------
      Ending balance.................... $2,850,000  2,800,000  2,700,000
                                         ==========  =========  =========

(5)  PREMISES AND EQUIPMENT

   An analysis of premises and equipment at December 31, 2001 and 2000 follows:

                                               Accumulated  Undepreciated
                                      Cost     depreciation     cost
                                   ----------- ------------ -------------
       December 31, 2001:
          Land.................... $ 1,962,822         --     1,962,822
          Land improvements.......     193,322    142,075        51,247
          Buildings...............   6,642,684  1,890,342     4,752,342
          Furniture and equipment.   5,761,685  4,319,987     1,441,698
                                   -----------  ---------     ---------
              Total............... $14,560,513  6,352,404     8,208,109
                                   ===========  =========     =========
       December 31, 2000:
          Land.................... $ 1,731,212         --     1,731,212
          Land improvements.......     193,322    124,617        68,705
          Buildings...............   6,332,970  1,741,414     4,591,556
          Furniture and equipment.   5,305,869  3,815,792     1,490,077
                                   -----------  ---------     ---------
              Total............... $13,563,373  5,681,823     7,881,550
                                   ===========  =========     =========

                       ECB BANCORP, INC. AND SUBSIDIARY

(6)  INCOME TAXES

   The components of income tax expense are as follows:

                                         Current   Deferred   Total
                                        ---------- --------  -------
          Year ended December 31, 2001:
             Federal................... $  994,000  (53,000) 941,000
             State.....................    111,000 (127,000) (16,000)
                                        ---------- --------  -------
                                        $1,105,000 (180,000) 925,000
                                        ========== ========  =======
          Year ended December 31, 2000:
             Federal................... $  856,100   67,900  924,000
             State.....................     11,000       --   11,000
                                        ---------- --------  -------
                                        $  867,100   67,900  935,000
                                        ========== ========  =======
          Year ended December 31, 1999:
             Federal................... $  665,200   34,800  700,000
             State.....................         --       --       --
                                        ---------- --------  -------
                                        $  665,200   34,800  700,000
                                        ========== ========  =======

   Total income tax expense was less than the amount computed by applying the federal income tax rate of
34% to income before income taxes. The reasons for the difference were as follows:

                                                          Years ended December 31,
                                                      -------------------------------
                                                         2001       2000       1999
                                                      ----------  ---------  --------
Income taxes at statutory rate....................... $1,188,000  1,123,000   967,000
Increase (decrease) resulting from:
   Effect of non-taxable interest income.............   (196,000)  (208,000) (256,000)
   State taxes, net of federal benefit...............    (11,000)     7,000        --
   Other, net........................................    (56,000)    13,000   (11,000)
                                                      ----------  ---------  --------
Applicable income taxes.............................. $  925,000    935,000   700,000
                                                      ==========  =========  ========

                       ECB BANCORP, INC. AND SUBSIDIARY

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                      2001       2000
                                                                   ----------  ---------
Deferred tax assets:
   Allowance for probable loan losses............................. $  844,300    825,100
   Postretirement benefits........................................    226,600    208,600
   State economic loss carryforwards..............................      3,800      5,600
   Other..........................................................     29,300     13,900
                                                                   ----------  ---------
       Total gross deferred tax assets............................  1,104,000  1,053,200
State valuation allowance.........................................       (600)   (73,200)
                                                                   ----------  ---------
       Total net deferred tax assets..............................  1,103,400    980,000
                                                                   ----------  ---------
Deferred tax liabilities:
   Bank premises and equipment, principally due to differences in
     depreciation.................................................    387,000    403,300
   Unrealized gains on securities available for sale..............     63,500    107,000
   Other..........................................................     31,400     71,700
                                                                   ----------  ---------
       Total gross deferred tax liabilities.......................    481,900    582,000
                                                                   ----------  ---------
       Net deferred tax asset included in other assets............ $  621,500    398,000
                                                                   ==========  =========

   The valuation allowance at December 31, 2001 or 2000 is the amount necessary to reduce the Company's gross state deferred tax asset to the amount which is more likely than not to be realized.

   Income taxes paid during each of the three years ended December 31, 2001, 2000 and 1999 were $800,700, $870,000 and $654,500, respectively.

(7)  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

   The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $161,444, $138,204 and $136,242 in 2001, 2000 and 1999, respectively.

   The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. During 2001, the Company modified the benefit options available to participants.

                       ECB BANCORP, INC. AND SUBSIDIARY

   The following tables provide information relating to the Company's postretirement benefit plan:

                                                           2001     2000
                                                         --------  -------
    Reconciliation of benefit obligation
    Net benefit obligation, January 1................... $541,321  529,547
    Service cost........................................    7,604    5,217
    Interest cost.......................................   39,092   31,270
    Plan amendment......................................  (67,688)      --
    Actuarial loss......................................   21,688   13,660
    Benefits paid.......................................  (21,336) (21,243)
                                                         --------  -------
    Net benefit obligation, December 31.................  520,681  558,451
                                                         --------  -------
    Fair value of plan assets...........................       --       --
    Funded status
    Funded status, December 31..........................  520,681  558,451
    Unrecognized prior service cost.....................   67,688       --
    Unrecognized actuarial loss.........................  (21,688) (17,130)
                                                         --------  -------
    Net amount recognized, included in other liabilities $566,681  541,321
                                                         ========  =======

   Net periodic postretirement benefit cost for 2001, 2000 and 1999 includes the following components:

                                                        2001    2000    1999
                                                       ------- ------  ------
 Service cost......................................... $ 7,604  5,217   4,815
 Interest cost........................................  39,092 31,270  29,944
 Amortization of gain.................................      -- (3,470) (3,855)
                                                       ------- ------  ------
 Net periodic postretirement benefit cost............. $46,696 33,017  30,904
                                                       ======= ======  ======

                       ECB BANCORP, INC. AND SUBSIDIARY

   The following table presents assumptions relating to the plan at December 31, 2001 and 2000:

                                                                     2001   2000
                                                                     -----  -----
   Weighted average discount rate in determining benefit obligation.   7.0%   7.0%
   Annual health care cost trend rate...............................   8.0    8.0
   Ultimate medical trend rate......................................   8.0    8.0
   Medical trend rate period (in years).............................     4      5
   Effect of 1% increase in assumed health care cost on:............
       Service and interest cost....................................  15.2%  16.2%
       Benefit obligation...........................................  13.8   14.7
   Effect of 1% decrease in assumed health care cost on:
       Service and interest cost.................................... (12.4) (13.1)%
       Benefit obligation........................................... (11.4) (12.1)

(8)  OMNIBUS PLAN

   A summary of the status of stock options as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                            2001            2000            1999
                                       --------------- --------------- ---------------
                                              Weighted        Weighted        Weighted
                                              average         Average         average
                                               option          option          option
                                       Number  price   Number  price   Number  price
                                       ------ -------- ------ -------- ------ --------
Options outstanding, beginning of year 17,202  $11.29   8,844  $12.50  9,516   $12.50
Granted...............................     --      --   8,358   10.00     --       --
Exercised.............................     --      --      --      --     --       --
Forfeited.............................     --      --      --      --    672    12.50
                                       ------  ------  ------  ------  -----   ------
Options outstanding, end of year...... 17,202  $11.29  17,202  $11.29  8,844   $12.50
                                       ======  ======  ======  ======  =====   ======

   The following table summarizes information about the stock options outstanding at December 31, 2001:

                             Options Outstanding            Options Exercisable
                        ------------------------------ -----------------------------
                           Number        Weighted-        Number
                        outstanding  average remaining outstanding     Weighted-
                        December 31,    contractual    December 31, average exercise
Exercise Price              2001       life (years)        2001          price
--------------          ------------ ----------------- ------------ ----------------
$10.00.................    8,358            8.1              --             --
$12.50.................    8,844            6.4           2,948          12.50

                       ECB BANCORP, INC. AND SUBSIDIARY

   There were no options granted in 2001 or 1999. The per share weighted-average fair value of options granted during 2000 was $3.42, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

         Expected dividend yield..............................     2.8%
         Risk-free interest rate..............................     6.0%
         Expected life........................................ 6 years
         Expected volatility..................................    20.0%

   Restricted stock of 6,042 shares and 3,575 shares was awarded in 2001 and 1999, respectively, resulting in an increase to deferred compensation--restricted stock of $75,525 in 2001 and $41,112 in 1999.

   If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share ("EPS") would have been as follows:

                                2001                2000                1999
                        -------------------- ------------------- -------------------
                                      As                  As                  As
                        Pro Forma  Reported  Pro Forma Reported  Pro Forma Reported
                        ---------- --------- --------- --------- --------- ---------
Net income............. $2,562,930 2,569,303 2,360,504 2,366,878 2,138,390 2,143,390
Basic..................       1.24      1.25      1.12      1.13      1.01      1.01
Diluted EPS............       1.24      1.24      1.12      1.13      1.01      1.01

(9)  DEPOSITS

   At December 31, 2001 and 2000, certificates of deposit of $100,000 or more amounted to approximately $66,339,000 and $52,215,000, respectively.

   Time deposit accounts as of December 31, 2001, mature in the following years and amounts: 2002--$126,550,000; 2003--$6,762,000; and 2004--$761,000.

   For the years ended December 31, 2001, 2000 and 1999, interest expense on certificates of deposit of $100,000 or more amounted to approximately $2,899,000, $2,308,000 and $1,460,000, respectively.

   The Company made interest payments of $7,824,504, $6,984,194 and $5,714,981 during the years ended December 31, 2001, 2000 and 1999, respectively.

(10)  LEASES

   The Company also has several noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2001, 2000 and 1999 was $167,019 and $147,417, and $94,107, respectively.

                       ECB BANCORP, INC. AND SUBSIDIARY

   Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

        Year ending December 31,
        ------------------------
        2002................................................. $  271,549
        2003.................................................    215,363
        2004.................................................    206,301
        2005.................................................    106,620
        2006.................................................    106,620
        Thereafter...........................................  1,332,750
                                                              ----------
        Total minimum lease payments......................... $2,239,203
                                                              ==========

(11)  RESERVE REQUIREMENTS

   The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are noninterest-bearing, were approximately $4,891,000 at December 31, 2001.

(12)  COMMITMENTS AND CONTINGENCIES

   The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $41,929,000 and standby letters of credit of $937,000 at December 31, 2001.

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

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

                       ECB BANCORP, INC. AND SUBSIDIARY

   Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

   The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                      2001                          2000
                                          ----------------------------- -----------------------------
                                                         Estimated fair                Estimated fair
                                          Carrying value     value      Carrying value     value
                                          -------------- -------------- -------------- --------------
   Financial assets:
       Cash and non-interest bearing
         bank deposits...................  $ 17,473,000   $ 17,473,000   $ 18,342,000   $ 18,342,000
       Federal funds sold................     7,950,000      7,950,000      1,975,000      1,975,000
       Investment securities.............    81,531,000     81,531,000     64,777,000     64,777,000
       FHLB stock........................       632,800        632,800        632,800        632,800
       Accrued interest receivable.......     2,387,000      2,387,000      2,637,000      2,637,000
       Net loans.........................   186,011,000    187,548,000    170,166,000    169,502,000
   Financial liabilities:................
       Deposits..........................   268,467,000    260,832,000    236,241,000    220,670,000
       Short-term borrowings.............     5,119,000      5,119,000      2,678,000      2,678,000
       Accrued interest payable..........       976,000        976,000      1,160,000      1,160,000
       Long-term obligations.............    10,000,000     10,059,000      3,000,000      2,984,000

   The estimated fair values of net loans, deposits and long-term obligations at December 31 are based on cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. Refer to note 1(E) for investment securities fair value information.

(14)  REGULATORY MATTERS

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

   Quantitative measures established by the Federal Deposit Insurance Corporation ("FDIC") to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board"). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. Management believes, as of December 31, 2001, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

                       ECB BANCORP, INC. AND SUBSIDIARY

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

   The Bank's actual capital amounts, in thousands, and ratios are presented in the following table:

                                                                                             To be well
                                                                                             capitalized
                                                                        For capital         under prompt
                                                                         adequacy         corrective action
                                                          Actual         purposes            provisions
                                                      -------------  ------------------  -------------------
                                                      Amount  Ratio        Ratio                Ratio
                                                      ------- -----  ------------------  -------------------
As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)........... $28,161 12.58% (greater or =)8.00% (greater or =)10.00%
   Tier I Capital (to Risk Weighted Assets).......... $25,361 11.33% (greater or =)4.00%  (greater or =)6.00%
   Tier I Capital (to Average Assets)................ $25,361  8.43% (greater or =)4.00%  (greater or =)5.00%
As of December 31, 2000:
   Total Capital (to Risk Weighted Assets)........... $26,100 13.75% (greater or =)8.00% (greater or =)10.00%
   Tier I Capital (to Risk Weighted Assets).......... $23,722 12.49% (greater or =)4.00%  (greater or =)6.00%
   Tier I Capital (to Average Assets)................ $23,722  9.24% (greater or =)4.00%  (greater or =)5.00%

   The Bank, as a North Carolina chartered bank, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes
Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of such banks.

                       ECB BANCORP, INC. AND SUBSIDIARY

(15)  ECB BANCORP, INC. (PARENT COMPANY)

   ECB Bancorp, Inc.'s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2001 and 2000, and the related condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999 and are as follows:

                           CONDENSED BALANCE SHEETS

                                                           2001        2000
                                                        ----------- ----------
  ASSETS
  Receivable from subsidiary........................... $   185,930    171,394
  Investment in subsidiary.............................  25,525,925 23,943,002
                                                        ----------- ----------
     Total assets...................................... $25,711,855 24,114,396
                                                        =========== ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Dividends payable.................................... $   185,930    171,394
  Total shareholders' equity...........................  25,525,925 23,943,002
                                                        ----------- ----------
     Total liabilities and shareholders' equity........ $25,711,855 24,114,396
                                                        =========== ==========

                        CONDENSED STATEMENTS OF INCOME

                                                         2001      2000      1999
                                                      ---------- --------- ---------
Dividends from bank subsidiary....................... $  866,073 1,242,128   540,317
Equity in undistributed net income of subsidiary.....  1,703,230 1,124,750 1,603,073
                                                      ---------- --------- ---------
   Net income........................................ $2,569,303 2,366,878 2,143,390
                                                      ========== ========= =========

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                         2001         2000        1999
                                                      -----------  ----------  ----------
Operating activities:
   Net income........................................ $ 2,569,303   2,366,878   2,143,390
   Equity in undistributed net income of subsidiary..  (1,703,230) (1,124,750) (1,603,073)
   Deferred compensation--restricted stock...........      23,327       8,222       6,167
                                                      -----------  ----------  ----------
       Net cash provided by operating activities.....     889,400   1,250,350     546,484
                                                      -----------  ----------  ----------
Financing activities:
   Repurchase of common stock........................    (159,736)   (574,472)    (85,089)
   Cash dividends paid...............................    (729,664)   (675,878)   (461,395)
                                                      -----------  ----------  ----------
       Net cash used in financing activities.........    (889,400) (1,250,350)   (546,484)
                                                      -----------  ----------  ----------
Net change in cash................................... $        --          --          --
                                                      ===========  ==========  ==========

                       ECB BANCORP, INC. AND SUBSIDIARY

(16)  RELATED PARTY TRANSACTIONS

   Bancorp and the Bank have had, and expect to have in the future, banking transactions in the ordinary course of business with several directors, officers and their associates ("Related Parties") on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than normal risk of collectibility nor present any unfavorable features.

   Loans at December 31, 2001 and 2000 include loans to officers and directors and their associates totaling approximately $1,494,000 and $1,617,000, respectively. During 2001, $303,000 in loans were disbursed to officers, directors and their associates and principal repayments of $426,000 were received on such loans.

   During 2001, the Bank purchased three parcels of land from a Related Party for a total price of $292,500. One parcel is located adjacent to the Bank's main branch while the other two parcels are located across the street from the Bank's main branch. Prior to the execution of the agreement, the transaction was discussed with the Bank's regulators, and the transaction and purchase price were approved by Bancorp's Board of Directors after having received two independent appraisals of the property.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   Incorporated herein by reference from pages 3,4 and 6 (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal 1:
Election of Directors" and "Executive Officers") of Registrant's definitive Proxy Statement dated March 18, 2002.

Item 10.  Executive Compensation.

   Incorporated herein by reference from pages 4 and 6 through 8 (under the captions "Director Compensation" and "Executive Compensation") of Registrant's definitive Proxy Statement dated March 18, 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   Incorporated herein by reference from pages 2 and 3 (under the caption "Beneficial Ownership of Securities") of Registrant's definitive Proxy Statement dated March 18, 2002.

Item 12.  Certain Relationships and Related Transactions.

   Incorporated herein by reference from page 8 (under the caption "Transactions with Management") of Registrant's definitive Proxy Statement dated March 18, 2002.

Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit
  No.                                             Description
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

 10.5   Agreement between J. Dorson White, Jr. and the Bank (filed herewith)

   21   List of subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to Registrant's
        Registration Statement on Form SB-2, Reg. No. 333-61839)

   23   Consent of KPMG LLP (filed herewith)

   99   Registrant's definitive Proxy Statement dated March 18, 2002, as filed with the Securities and
        Exchange Commission (not being refiled)

   (b) Reports on Form 8-K.

      None.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2002
                                      ECB BANCORP, INC.

                                      By:  /s/  ARTHUR H. KEENEY, III
                                          -----------------------------
                                                Arthur H. Keeney, III
                                             President and Chief
                                          Executive Officer

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                  -----

 /S/  ARTHUR H. KEENEY, III   President, Chief               March 18, 2002
-----------------------------            Executive Officer
    Arthur H. Keeney, III                and
                                         Director (principal
                                         executive officer)

     /S/  GARY M. ADAMS       Senior Vice President          March 18, 2002
-----------------------------        and Chief Financial
        Gary M. Adams                Officer (principal
                                     financial
                                     and accounting officer)

   /S/  R. S. SPENCER, JR.    Chairman                       March 18, 2002
-----------------------------
     R. S. Spencer, Jr.

  /S/  GEORGE T. DAVIS, JR.   Director                       March 18, 2002
-----------------------------
    George T. Davis, Jr.

    /S/  GREGORY C. GIBBS     Director                       March 18, 2002
-----------------------------
      Gregory C. Gibbs

  /S/  JOHN F. HUGHES, JR.    Director                       March 18, 2002
-----------------------------
     John F. Hughes, Jr.

/S/  J. BRYANT KITTRELL, III  Director                       March 18, 2002
-----------------------------
   J. Bryant Kittrell, III

  /S/  JOSEPH T. LAMB, JR.    Director                       March 18, 2002
-----------------------------
     Joseph T. Lamb, Jr.

  /S/  B. MARTELLE MARSHALL   Director                       March 18, 2002
-----------------------------
    B. Martelle Marshall

   /S/  ROBERT L. MITCHELL    Director                       March 18, 2002
-----------------------------
     Robert L. Mitchell

     /S/  RAY M. SPENCER      Director                       March 18, 2002
-----------------------------
       Ray M. Spencer