Form 10QSB
period 2002-03-31
ECB BANCORP INC
filed 2002-05-13
CIK 1066254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No_____
                                       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 10, 2002, 2,065,891 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 15 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001

                                                                                     March 31,              December 31,
Assets                                                                                    2002                     2001*
-----------------------------------------------------------------------------------------------            -------------
                                                                                    (unaudited)
Non-interest bearing deposits and cash                                           $  16,940,913             $ 17,473,420
Federal funds sold                                                                   6,500,000                7,950,000
-----------------------------------------------------------------------------------------------            -------------
       Total cash and cash equivalents                                              23,440,913               25,423,420
-----------------------------------------------------------------------------------------------            -------------

Investment securities
Available-for-sale, at market value (cost of $81,456,505 and
   $81,366,622 at March 31, 2002 and December 31, 2001, respectively)               80,745,661               81,531,173

Loans                                                                              195,444,092              188,861,167
Allowance for probable loan losses                                                  (2,890,664)              (2,850,000)
-----------------------------------------------------------------------------------------------            -------------
       Loans, net                                                                  192,553,428              186,011,167
-----------------------------------------------------------------------------------------------            -------------

Real estate acquired in settlement of loans, net                                       100,820                  170,626
Federal Home Loan Bank common stock, at cost                                           632,800                  632,800
Bank premises and equipment, net                                                     8,041,889                8,208,109
Accrued interest receivable                                                          2,239,443                2,386,936
Other assets                                                                         8,091,026                7,132,258
-----------------------------------------------------------------------------------------------            -------------
Total                                                                            $ 315,845,980             $311,496,489
-----------------------------------------------------------------------------------------------            -------------

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------            -------------
Deposits
   Demand, noninterest bearing                                                   $  60,224,582             $ 57,207,001
   Demand interest bearing                                                          64,800,376               63,254,778
   Savings                                                                          14,225,870               13,931,905
   Time                                                                            131,575,860              134,072,937
-----------------------------------------------------------------------------------------------            -------------
       Total deposits                                                              270,826,688              268,466,621
-----------------------------------------------------------------------------------------------            -------------

Accrued interest payable                                                               930,216                  976,002
Other liabilities                                                                    1,109,596                1,408,729
Short-term borrowings                                                                7,532,837                5,119,212
Long-term obligations                                                               10,000,000               10,000,000
-----------------------------------------------------------------------------------------------            -------------
       Total liabilities                                                           290,399,337              285,970,564
-----------------------------------------------------------------------------------------------            -------------

Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,065,891
     and 2,065,891 in 2002 and 2001, respectively.                                   7,230,619                7,230,619
   Capital surplus                                                                   5,762,477                5,762,477
   Retained earnings                                                                12,960,780               12,507,403
   Deferred compensation - restricted stock                                            (70,064)                 (75,896)
   Accumulated other comprehensive (loss) income                                      (437,169)                 101,322
-----------------------------------------------------------------------------------------------            -------------
       Total shareholders' equity                                                   25,446,643               25,525,925
-----------------------------------------------------------------------------------------------            -------------

Commitments

-----------------------------------------------------------------------------------------------            -------------
Total                                                                            $ 315,845,980             $311,496,489
-----------------------------------------------------------------------------------------------            -------------

See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                                               Three months ended
                                                                                                     March 31
                                                                                   -------------------------------------
                                                                                       2002                    2001
----------------------------------------------------------------------             ------------             ------------
Interest income:
   Interest and fees on loans                                                      $ 3,417,454              $ 3,943,816
   Interest on investment securities:
    Interest exempt from federal income taxes                                          170,428                  148,495
    Taxable interest income                                                            877,724                  812,549
    Dividend income                                                                     63,828                   15,972
   Interest on federal funds sold                                                       24,932                  111,563
   FHLB stock dividends                                                                  9,969                   12,327
----------------------------------------------------------------------             -----------              -----------
       Total interest income                                                         4,564,335                5,044,722
----------------------------------------------------------------------             -----------              -----------

Interest expense:
   Deposits:
    Demand accounts                                                                    115,654                  298,586
    Savings                                                                             23,654                   50,245
    Time                                                                             1,058,335                1,829,706
Short-term borrowings                                                                    8,533                   34,207
Long-term obligations                                                                  129,722                   11,802
----------------------------------------------------------------------             -----------              -----------
       Total interest expense                                                        1,335,898                2,224,546
----------------------------------------------------------------------             -----------              -----------

       Net interest income                                                           3,228,437                2,820,176
Provision for probable loan losses                                                     200,000                   80,000
----------------------------------------------------------------------             -----------              -----------
       Net interest income after provision for probable loan losses                  3,028,437                2,740,176
----------------------------------------------------------------------             -----------              -----------

Noninterest income:
   Service charges on deposit accounts                                                 627,498                  386,536
   Other service charges and fees                                                      219,385                  202,376
   Net gain on sale of securities                                                       46,029                   47,847
   Income from bank owned life insurance                                                67,094                        -
   Other operating income                                                               12,279                   10,390
----------------------------------------------------------------------             -----------              -----------
       Total noninterest income                                                        972,285                  647,149
----------------------------------------------------------------------             -----------              -----------

Noninterest expense:
   Salaries                                                                          1,154,337                1,087,507
   Retirement and other employee benefits                                              485,158                  338,801
   Occupancy                                                                           225,466                  248,074
   Equipment                                                                           333,883                  314,120
   Professional fees                                                                   116,383                   68,023
   Supplies                                                                             59,352                   60,748
   Telephone                                                                            78,841                   89,690
   Postage                                                                              47,371                   52,844
   Other                                                                               592,590                  508,006
----------------------------------------------------------------------             -----------              -----------
       Total noninterest expenses                                                    3,093,381                2,767,813
----------------------------------------------------------------------             -----------              -----------

       Income before income taxes                                                      907,341                  619,512
Income taxes                                                                           247,373                  160,000
----------------------------------------------------------------------             -----------              -----------
Net income                                                                         $   659,968              $   459,512
----------------------------------------------------------------------             -----------              -----------

Net income per share - basic                                                       $      0.32              $      0.22
Net income per share - diluted                                                     $      0.32              $      0.22
Weighted average shares outstanding - basic                                          2,056,649                2,065,532
Weighted average shares outstanding - diluted                                        2,063,488                2,069,197

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                   Three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                             Deferred      Accumulated
                                                                           compensation-     other
                                     Common       Capital      Retained     restricted    comprehensive   Comprehensive
                                      stock       surplus      earnings       stock          income          income         Total
                                    ----------- ------------ ------------- ------------- ---------------  ------------- ------------
Balance January 1, 2001             $7,255,784   $5,821,523   $10,682,300    $(23,698)     $  207,093                   $23,943,002

Unrealized gains, net of
  income taxes of  $201,652                                                                   391,480     $ 391,480         391,480

    Net income                                                    459,512                                   459,512         459,512

                                                                                                          -------------
Total comprehensive income                                                                                $ 850,992
                                                                                                          =============
Deferred compensation -
  restricted stock issuance             21,147       54,378                   (75,525)

Recognition of deferred
  compensation - restricted stock                                               5,832                                         5,832

Repurchase of common stock             (31,577)     (74,905)                                                               (106,482)

Cash dividends ($.09 per share)                                  (186,086)                                                 (186,086)

                                   ------------ -----------  ------------- -------------   -----------                  ------------
Balance March 31, 2001             $ 7,245,354   $5,800,996   $10,955,726    $(93,391)     $ 598,573                    $24,507,258
                                   ============ ===========  ============= =============   ===========                  ============

                                                                               Deferred    Accumulated
                                                                             compensation-    other
                                      Common       Capital      Retained      restricted   comprehensive  Comprehensive
                                      stock        surplus      earnings        stock          loss          income         Total
                                   ------------ ------------ -------------    ------------ ------------   ------------- ------------
Balance January 1, 2002            $ 7,230,619    5,762,477   $12,507,403    $ (75,896)    $  101,322                   $25,525,925

Unrealized losses, net of
  income taxes of $   336,904                                                                (538,491)    $(538,491)       (538,491)

    Net income                                                    659,968                                   659,968         659,968

                                                                                                          -------------
Total comprehensive income                                                                                $ 121,477
                                                                                                          =============

Recognition of deferred
  compensation - restricted stock                                               5,832                                         5,832

Cash dividends ($.10 per share)                                  (206,591)                                                 (206,591)

                                   ------------ ------------ -------------    ------------ ------------                 ------------
Balance March 31, 2002             $ 7,230,619   $5,762,477   $12,960,780    $ (70,064)    $ (437,169)                  $25,446,643
                                   ============ ============ =============    ============ ============                 ============

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
Cash flows from operating activities:                                                   2002                    2001
                                                                                  ------------             ------------
    Net income                                                                    $    659,968             $    459,512
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                     204,241                  198,162
      Amortization (accretion) of investment securities, net                            12,864                   (7,824)
      Provision for probable loan losses                                               200,000                   80,000
      Gain on sale of securities                                                       (46,029)                 (47,847)
      Deferred compensation - restricted stock                                           5,832                    5,832
      Decrease (increase) in accrued interest receivable                               147,493                  (62,811)
      Loss on disposal of premises and equipment                                         1,071
      Gain on sale of real estate acquired in
        settlement of loans                                                              8,369                        -
      (Increase) decrease in other assets                                             (621,864)                   1,285
      (Decrease) increase in accrued interest payable                                  (45,786)                 218,030
      Increase in postretirement benefit liability                                       8,891                   11,359
      Decrease in other liabilities, net                                              (328,685)                (104,519)
------------------------------------------------------------                      ------------             ------------
    Net cash provided by operating activities                                          206,365                  751,179
------------------------------------------------------------                      ------------             ------------

Cash flows from investing activities:
    Proceeds from sales of investment securities classified
      as available-for-sale                                                          1,693,123               10,863,449
    Proceeds from maturities of investment securities
      classified as available-for-sale                                               4,137,474                5,265,000
    Purchases of investment securities classified
      as available-for-sale                                                         (5,887,315)             (14,971,288)
    Purchases of premises and equipment                                                (39,092)                (928,742)
    Proceeds from disposal of real estate acquired in
      settlement of loans and real estate held for sale                                 61,437                        -
    Net loan originations                                                           (6,742,261)              (7,459,317)
------------------------------------------------------------                      ------------             ------------
    Net cash used by investing activities                                           (6,776,634)              (7,230,898)
------------------------------------------------------------                      ------------             ------------

Cash flows from financing activities:
    Net increase in deposits                                                         2,360,067                4,869,157
    Net increase in short-term borrowings                                            2,413,625                   60,091
    Decrease in long-term obligations                                                        -               (3,000,000)
    Dividends paid                                                                    (185,930)                (171,394)
    Repurchase of common stock                                                               -                 (106,482)
------------------------------------------------------------                      ------------             ------------
    Net cash provided by financing activities                                        4,587,762                1,651,372
------------------------------------------------------------                      ------------             ------------

Decrease in cash and cash equivalents                                               (1,982,507)              (4,828,347)
Cash and cash equivalents at beginning of period                                    25,423,420               20,317,044
                                                                                  ------------             ------------

Cash and cash equivalents at end of period                                        $ 23,440,913             $ 15,488,697
                                                                                  ============             ============


Cash paid during the period:
    Interest                                                                      $  1,381,684             $  2,007,000
    Taxes                                                                                    -                        -

Supplemental disclosures of noncash financing and investing activities:
    Cash dividends declared but not paid                                          $    206,591             $    185,930
    Unrealized gains (losses) on available-for-sale
     securities, net of deferred taxes                                                (538,491)                 391,480

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiary, The East Carolina Bank (the "Bank") (collectively referred to hereafter as the "Company"). The Bank has two wholly-owned subsidiaries, Carolina Financial Services, Inc. and Carolina Financial Realty, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2) Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the three-month periods ended March 31, 2002 and 2001, respectively.

                                                 Three-months ended March 31,
                                                 ----------------------------
                                                      2002            2001
                                                      ----            ----
     Balance at the beginning of the period       $2,850,000       2,800,000
     Provision for probable loan losses              200,000          80,000
     Charge-offs                                    (178,643)        (63,492)
     Recoveries                                       19,307          10,065
                                                  ----------      ----------

     Net charge-offs                                (159,336)        (53,427)
                                                  ----------      ----------

     Balance at the end of the period             $2,890,664       2,827,573
                                                  ==========      ==========

(3) Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

                                          For the periods ended March 31,
------------------------------------------------------------------------------------------------------------
                                       2002                                          2001
------------------------------------------------------------------------------------------------------------
                       Income         Shares       Per Share        Income           Shares        Per Share
                    (Numerator)   (Denominator)     Amount       (Numerator)     (Denominator)      Amount
Basic Net
Income Per Share       659,968       2,056,649     $     0.32       459,512         2,065,532     $     0.22
                                                   ==========                                     ==========
Effect of dilutive
  securities                 -           6,839                            -             3,665
                    ----------     -----------                  -----------       -----------
Diluted Net
Income Per Share       659,968       2,063,488     $     0.32       459,512         2,069,197     $     0.22
                    ==========     ===========     ==========   ===========       ===========     ==========

(4) New Accounting Pronouncements

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

The FASB has also issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement. The Company adopted this statement on January 1, 2002 with no material effect due to the fact that the Company does not have goodwill or other intangible assets.

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

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2002 and 2001

Summary
-------

For the three months ended March 31, 2002, the Company had net income of $660,000, or $0.32 basic and diluted earnings per share, compared to $460,000, or $0.22 basic and diluted earnings per share for the three months ended March 31, 2001. Net interest income increased $408,000 or 14.48% to $3,228,000 in the first quarter of 2002 from $2,820,000 in the first quarter of 2001, and noninterest income increased $325,000 or 50.24% when compared to the same period last year. Noninterest expense increased $326,000 or 11.76% for the three month period ended March 31, 2002 as compared to the same period in 2001, as salary and employee benefits expense increased $213,000 to $1,639,000 compared to $1,426,000 during the first quarter of 2001.

Net interest income
-------------------

The Company's net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2002 was 4.66% compared to 4.68% in 2001. Historically, the Company has consistently maintained net interest margins exceeding 5.00%. This decrease in the Company's net interest margin is a result of a lower interest rate environment compared to prior periods as the Federal Reserve Board lowered the federal funds target rate by 475 basis points since late fourth quarter of 2000. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 35% of the loan portfolio float with prime rate. Consequently, its net interest margin is negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the Bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio. The Bank anticipates that its net interest margin will return to historical levels once interest rates move upward.

Net interest income for the three months ended March 31, 2002 was $3,228,000, an increase of $408,000 or 14.48% when compared to net interest income of $2,820,000 for the three months ended March 31, 2001.

Total interest income decreased $480,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to lower yields on earning assets despite an increase of $30.9 million in average volume of earning assets. The yield on average earning assets, on a tax-equivalent basis, for the three months ended March 31, 2002 was 6.58% compared to 8.27% in 2001.

Total interest expense decreased $889,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, as a result of lower cost of funds. The cost of funds for the Company during the three months ended March 31, 2002 was 2.37%, a decrease of 208 basis points when compared to 4.45% for the three months ended March 31, 2001. The Company's decrease in cost of funding was a result of decreases in rates paid on deposits as the result of Federal Reserve action during all of last year. The average volume of interest-bearing deposits increased $25.5 million in the first quarter of 2002 compared to the same period of 2001.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended March 31, 2002 was $200,000, compared to $80,000 during the three months ended March 31, 2001. Net charge-offs for the quarter ended March 31, 2002 totaled $159,000, compared to net charge-offs of $53,000 during the same period of 2001. The increase in provisions for probable loan loss is the result of higher current year charge-offs and an increase in loans outstanding of $6.6 million since year-end 2001. The increase in current year net charge-offs is principally the result of a charge-off of $150,000 on a single commercial credit during the first quarter of 2002. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $325,000 or 50.24% to $972,000 for the three months ended March 31, 2002 compared to $647,000 for the same period in 2001. This is principally due to an increase of $252,000 in Overdraft Banking Privilege fees generated from a new banking product designed to automatically advance funds to assist in the event of checking account overdrafts introduced by the Bank in December of 2001. An additional $67,000 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by the BOLI policies is not taxable. During the first quarter of 2002, the Bank had a gain on the sale of securities of $46,000 compared to $48,000 during the same period last year.

Noninterest expense

Noninterest expense increased $326,000 or 11.76% to $3,093,000 for the three months ended March 31, 2002 from the same period in 2001. This increase is principally due to general increases in salary and employee benefits expense of $213,000 or 14.95%. Salary expense increased $67,000 over the prior year period as a result general salary increases of approximately $27,000 and additional salary expense of $29,000 associated with the Bank's new financial services department formed during December of 2001. Employee benefit expense increased $146,000 over the prior year period as the Company increased its incentive pay accrual by $72,000. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of approximately $67,000 for the first quarter of 2002. This benefit is funded through the aforementioned BOLI policies. It is expected the Bank's annual return on the purchased life insurance policies will cover its cost associated with these benefits. Occupancy expense decreased $23,000 over the prior year period as a result of decreased utilities of $12,000 and decreases in property insurance and outside janitorial services of $3,000 and $5,000, respectively. Equipment expense increased $20,000 as equipment maintenance increased $20,000. Professional fees increased $48,000 over the prior year period primarily the result of additional consulting expense in connection with the Company's first quarter strategic planning session. Other operating expenses increased $85,000 from $508,000 for the three months ended March 31, 2001 to $593,000 for the three months ended March 31, 2002. This increase is primarily due to increased employee related training expense of $38,000 and increased contributions of $33,000.

Income taxes
------------

Income tax expense for the three months ended March 31, 2002 and 2001 was $247,000 and $160,000, respectively, resulting in effective tax rates of 27.26% and 25.83%, respectively. The increase in the Bank's effective tax rate for 2002 is the result an increased state tax liability. Changes in the mix of investments within the Bank's investment portfolio during 2001 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets increased $4.3 million to $315.8 million, an increase of 1.40% when compared to $311.5 million at December 31, 2001. Asset growth was funded by increased demand deposits of $3.0 million and short-term borrowings (customer sweep accounts) of $2.4 million, partially offset by a decrease in time deposits of $2.5 million.

Loans receivable have increased $6.5 million from $188.9 million at December 31, 2001 to $195.4 million at March 31, 2002. The Company has experienced steady loan demand from all of its markets throughout the quarter.

During November 2001, the Bank purchased $5.06 million of BOLI policies as a funding mechanism for certain employee benefit plans. The cash surrender value of the policies at March 31, 2002 was $5.17 million and is included in other assets on the Company's balance sheet.

Shareholders' equity decreased by $79,000 from December 31, 2001 to March 31, 2002, as the Company generated net income of $660,000 and experienced a decrease of net unrealized losses on available-for-sale securities of $538,000 and recognition of deferred compensation - restricted stock of $6,000. The Company declared cash dividends of $207,000 or 10 cents per share, during the first quarter of 2002 compared to 9 cents per share in the prior year period.

Asset Quality
-------------

Allowance for probable loan losses

The allowance for probable loan losses is established through a provision for loan and lease losses charged against earnings. The level of the allowance for probable loan losses reflects management's best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management's evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management's evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans' "risk grades," the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. ECB's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

Reserve Policy and Methodology

The allowance for probable loan losses is composed of general reserves, specific reserves and an unallocated reserve. General reserves are established for the loan portfolio using loss percentages that are determined based on management's evaluation of the losses inherent in the various risk grades of loans. Loans are categorized as one of eight risk grades based on management's assessment of the overall credit quality of the loan, including the payment history, the financial position of the borrower, underlying collateral, internal credit reviews and the results of external regulatory examinations. The general reserve percentages are then applied to the loan balances within each risk grade to estimate the necessary allowance for probable losses in each risk category.

The general reserve percentages used have been determined by management to be appropriate based primarily on historical loan losses and the level of risk assumed for the various risk grades. The reserve percentages for Special Mention, Substandard and Doubtful are based on rates used by banking regulators in conjunction with their examination of ECB.

The process of classifying loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. Credit Risk Management, an independent vendor engaged by the Bank on an annual basis, conducts an external review of loan classifications as part of their credit review process. To determine the most appropriate risk grade classification for each loan, credit officers examine the borrower's liquidity level, the quality of any collateral, the amount of the borrower's other indebtedness, cash flow, earnings, sources of financing and existing lending relationships.

Specific reserves are provided on impaired commercial loans and are determined on a loan-by-loan basis based on management's evaluation of ECB's loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent duplicate reserves. The calculations of specific reserves on commercial loans incorporate the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that ECB will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measurement of the impaired loan is less that the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is ECB's policy to classify and disclose all commercial loans that are on nonaccrual status as impaired loans. Substantially all other loans made by ECB are excluded form the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment) that are evaluated collectively for impairment in the general reserves estimation process discussed above.

There are two primary components considered in determining an appropriate level for the unallocated reserve. A portion of the unallocated reserve is established to cover the elements of imprecision and estimation risk inherent in the calculations of the general and specific reserves described above. The remaining portion of the unallocated reserve is determined based on management's evaluation of various conditions that are not directly measured by any other component of the reserve, including current general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit examinations and results from external bank regulatory examinations.

While management uses the best information available to establish the allowance for probable loan losses, future adjustments to the allowance or to the reserving methodology may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is ECB's policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $576,000 and $478,000 at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $24,000 compared to $68,000 at December 31, 2001, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

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

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of March 31, 2002, the Bank was in compliance with all of the aforementioned capital requirements and meets the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at March 31, 2002, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

Current Accounting Issues

The Financial Accounting Standards Board ("FASB") issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-KSB

(a)  Exhibits:

Exhibit No.    Description of Exhibit
-----------    ----------------------

10.1 Executive Supplemental Retirement Plan between the Bank and Arthur H. Kenney, III

10.2 Executive Supplemental Retirement Plan between the Bank and J Dorson White, Jr

10.3           Split-Dollar Life Insurance Agreement between the Bank and Arthur
               H. Keeney, III

10.4           Split-Dollar Life Insurance Agreement between the Bank and
               J. Dorson White, Jr

10.5 Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., Robert L. Mitchell, R. S. Spencer, Jr. and Ray M. Spencer

10.6 Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall

10.7 Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ECB BANCORP, INC.
                             -----------------
                               (Registrant)


Date: 5/13/2002                                By: /s/ Arthur H. Keeney, III
---------------                                    -------------------------
                                                   Arthur H. Keeney, III
                                                   (President & CEO)


Date: 5/13/2002                                By: /s/ Gary M. Adams
---------------                                    -----------------
                                                   Gary M. Adams
                                                   (Senior Vice President & CFO)