Form 10QSB
period 2002-06-30
ECB BANCORP INC
filed 2002-08-14
CIK 1066254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No___
                                      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 13, 2002, 2,065,891 shares of the registrant's common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 18 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ECB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001

                                                                                         June 30,       December 31,
Assets                                                                                       2002              2001*
-------------------------------------------------------------------------------------------------       ------------
                                                                                       (unaudited)
Non-interest bearing deposits and cash                                               $ 16,707,193       $ 17,473,420
Federal funds sold                                                                     10,525,000          7,950,000
-------------------------------------------------------------------------------------------------       ------------
       Total cash and cash equivalents                                                 27,232,193         25,423,420
-------------------------------------------------------------------------------------------------       ------------

Investment securities
Available-for-sale, at market value (cost of $78,501,177 and
   $81,366,622 at June 30, 2002 and December 31, 2001, respectively)                   79,875,460         81,531,173

Loans                                                                                 206,017,683        188,861,167
Allowance for probable loan losses                                                     (2,966,132)        (2,850,000)
-------------------------------------------------------------------------------------------------       ------------
       Loans, net                                                                     203,051,551        186,011,167
-------------------------------------------------------------------------------------------------       ------------

Real estate acquired in settlement of loans, net                                          100,820            170,626
Federal Home Loan Bank common stock, at cost                                              632,800            632,800
Bank premises and equipment, net                                                        7,983,509          8,208,109
Accrued interest receivable                                                             2,376,118          2,386,936
Other assets                                                                            8,319,851          7,132,258
-------------------------------------------------------------------------------------------------       ------------
Total                                                                                $329,572,302       $311,496,489
-------------------------------------------------------------------------------------------------       ------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------       ------------
Deposits
   Demand, noninterest bearing                                                       $ 64,730,794       $ 57,207,001
   Demand interest bearing                                                             72,323,071         63,254,778
   Savings                                                                             15,279,424         13,931,905
   Time                                                                               124,304,533        134,072,937
-------------------------------------------------------------------------------------------------       ------------
       Total deposits                                                                 276,637,822        268,466,621
-------------------------------------------------------------------------------------------------       ------------

Accrued interest payable                                                                  774,682            976,002
Short-term borrowings                                                                   3,446,304          5,119,212
Long-term obligations                                                                  20,000,000         10,000,000
Other liabilities                                                                       1,427,669          1,408,729
-------------------------------------------------------------------------------------------------       ------------
       Total liabilities                                                              302,286,477        285,970,564
-------------------------------------------------------------------------------------------------       ------------

Shareholders' equity
   Common stock, par value $3.50 per share; authorized
     10,000,000 shares; issued and outstanding 2,065,891
     in 2002 and 2001, respectively.                                                    7,230,619          7,230,619
   Capital surplus                                                                      5,762,477          5,762,477
   Retained earnings                                                                   13,511,778         12,507,403
   Deferred compensation - restricted stock                                               (64,232)           (75,896)
   Accumulated other comprehensive income                                                 845,183            101,322
-------------------------------------------------------------------------------------------------       ------------
       Total shareholders' equity                                                      27,285,825         25,525,925
-------------------------------------------------------------------------------------------------       ------------

Commitments

-------------------------------------------------------------------------------------------------       ------------
Total                                                                                $329,572,302       $311,496,489
-------------------------------------------------------------------------------------------------       ------------

See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                         Consolidated Income Statements
            For the three and six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                                  Three months ended                         Six months ended
                                                                       June, 30                                  June, 30
                                                                 2002                   2001               2002              2001
----------------------------------------------           ------------            -----------       ------------       -----------
Interest income:
   Interest and fees on loans                            $  3,555,909            $ 3,942,289       $  6,973,363       $ 7,886,105
   Interest on investment securities:
    Interest exempt from federal income taxes                 169,532                145,021            339,960           293,516
    Taxable interest income                                   849,676                694,408          1,727,400         1,506,957
    Dividend income                                            48,822                 63,588            112,650            79,560
    FHLB stock dividends                                        8,972                 11,313             18,941            23,640
   Interest on federal funds sold                              23,584                 60,294             48,516           171,857
----------------------------------------------           -------------           ------------      -------------      ------------
       Total interest income                                4,656,495              4,916,913          9,220,830         9,961,635
----------------------------------------------           -------------           ------------      -------------      ------------

Interest expense:
   Deposits:
    Demand accounts                                           134,046                207,315            249,700           505,901
    Savings                                                    20,602                 39,025             44,256            89,270
    Time                                                      936,930              1,693,321          1,995,265         3,523,027
  Short-term borrowings                                         7,360                 22,357             15,893            56,564
  Long-term obligations                                       129,722                      -            259,444            11,802
----------------------------------------------           -------------           ------------      -------------      ------------
       Total interest expense                               1,228,660              1,962,018          2,564,558         4,186,564
----------------------------------------------           -------------           ------------      -------------      ------------
       Net interest income                                  3,427,835              2,954,895          6,656,272         5,775,071
Provision for probable loan losses                            120,000                120,000            320,000           200,000
----------------------------------------------           -------------           ------------      -------------      ------------
       Net interest income after provision for
        probable loan loss                                  3,307,835              2,834,895          6,336,272         5,575,071
----------------------------------------------           -------------           ------------      -------------      ------------

Noninterest income:
   Service charges on deposit accounts                        692,538                417,962          1,320,036           804,498
   Other service charges and fees                             356,461                313,202            575,846           515,578
   Net gain on sale of securities                              15,155                 27,739             61,184            75,586
   Income from bank owned life insurance                       67,354                      -            134,448                 -
   Other operating income                                      12,831                 11,682             25,110            22,072
----------------------------------------------           -------------           ------------      -------------      ------------
       Total noninterest income                             1,144,339                770,585          2,116,624         1,417,734
----------------------------------------------           -------------           ------------      -------------      ------------
Noninterest expenses:
   Salaries                                                 1,189,075              1,091,916          2,343,412         2,179,423
   Retirement and other employee benefits                     540,488                356,447          1,025,646           695,248
   Occupancy                                                  260,432                241,184            485,898           489,258
   Equipment                                                  351,428                327,487            685,311           641,607
   Professional fees                                           65,483                 66,771            181,866           134,794
   Supplies                                                    85,258                 82,285            144,610           143,033
   Telephone                                                   79,389                 76,950            158,230           166,640
   Postage                                                     50,939                 44,078             98,310            96,922
   Other operating expenses                                   796,469                654,999          1,389,059         1,163,005
----------------------------------------------           -------------           ------------      -------------      ------------
       Total noninterest expenses                           3,418,961              2,942,117          6,512,342         5,709,930
----------------------------------------------           -------------           ------------      -------------      ------------

       Income before income taxes                           1,033,213                663,363          1,940,554         1,282,875
Income taxes                                                  275,627                160,000            523,000           320,000
----------------------------------------------           -------------           ------------      -------------      ------------
Net income                                               $    757,586            $   503,363       $  1,417,554       $   962,875
----------------------------------------------           =============           ============      =============      ============

Net income per share - basic                             $       0.37            $      0.24       $       0.69       $      0.47
Net income per share - diluted                           $       0.37            $      0.24       $       0.69       $      0.47
Weighted average shares outstanding - basic                 2,056,649              2,059,599          2,056,649         2,062,599
Weighted average shares outstanding - diluted               2,069,230              2,063,282          2,065,857         2,067,498

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                     Six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                                              Deferred      Accumulated
                                                                            compensation-      other
                                      Common      Capital      Retained      restricted    comprehensive Comprehensive
                                      stock       surplus      earnings        stock          income        income        Total
                                   -----------  -----------  ------------    ---------       ---------    -----------  ------------
Balance January 1, 2001            $ 7,255,784  $ 5,821,523  $ 10,682,300    $ (23,698)      $ 207,093                 $ 23,943,002

Unrealized gains, net of
  income taxes of $201,652                                                                     386,398    $   386,398       386,398

    Net income                                                    962,875                                     962,875       962,875

                                                                                                          -----------
Total comprehensive income                                                                                $ 1,349,273
                                                                                                          ===========

Deferred compensation -
  restricted stock issuance             21,147       54,378                    (75,525)

Recognition of deferred
  compensation - restricted stock                                               11,664                                       11,664

Repurchase of common stock             (40,012)     (96,060)                                                               (136,072)

Cash dividends ($.18 per share)                                  (372,179)                                                 (372,179)

                                   -----------  -----------  ------------    ---------       ---------                 ------------
Balance June 30, 2001              $ 7,236,919  $ 5,779,841  $ 11,272,996    $ (87,559)      $ 593,491                 $ 24,795,688
                                   ===========  ===========  ============    =========       =========                 ============

                                                                              Deferred      Accumulated
                                                                            compensation-      other
                                      Common      Capital      Retained      restricted    comprehensive Comprehensive
                                      stock       surplus      earnings        stock          income        income        Total
                                   -----------  -----------  ------------    ---------       ---------    -----------  ------------
Balance January 1, 2002            $ 7,230,619  $ 5,762,477  $ 12,507,403    $ (75,896)      $ 101,322                 $ 25,525,925

Unrealized losses, net of
  income taxes of $465,871                                                                     743,861    $   743,861       743,861

    Net income                                                  1,417,554                                   1,417,554     1,417,554

                                                                                                          -----------
Total comprehensive income                                                                                $ 2,161,415
                                                                                                          ===========
Recognition of deferred

  compensation - restricted stock                                               11,664                                       11,664

Cash dividends ($.20 per share)                                  (413,179)                                                 (413,179)

                                   -----------  -----------  ------------    ---------       ---------                 ------------
Balance June 30, 2002              $ 7,230,619  $ 5,762,477  $ 13,511,778    $ (64,232)      $ 845,183                 $ 27,285,825
                                   ===========  ===========  ============    =========       =========                 ============

See accompanying notes to consolidated financial statements.

                        ECB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     2002                   2001
                                                                             ------------           ------------
Cash flows from operating activities:
    Net income                                                               $  1,417,554           $    962,875
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                400,352                407,269
      Amortization (accretion) of investment securities, net                       20,027                 (4,683)
      Provision for probable loan losses                                          320,000                200,000
      Gain on sale of securities                                                  (61,184)               (75,586)
      Deferred compensation - restricted stock                                     11,664                 11,664
      Decrease (increase) in accrued interest receivable                           10,818               (149,594)
      Loss on disposal of premises and equipment                                    2,985                      -
      Loss (gain) on sale of real estate acquired in
        settlement of loans                                                         8,369                 (2,200)
      Increase in other assets                                                 (1,653,464)            (1,137,049)
      (Decrease) increase in accrued interest payable                            (201,320)               191,436
      Increase in postretirement benefit liability                                 17,783                 23,032
      Decrease in other liabilities, net                                          (19,501)               (98,525)
------------------------------------------------------------                 ------------           ------------
    Net cash provided by operating activities                                     274,083                328,639
------------------------------------------------------------                 ------------           ------------

Cash flows from investing activities:
    Proceeds from sales of investment securities classified
      as available-for-sale                                                     8,122,573             12,583,417
    Proceeds from maturities of investment securities
      classified as available-for-sale                                          8,746,250              9,765,000
    Purchases of investment securities classified
      as available-for-sale                                                   (13,962,221)           (19,681,069)
    Proceeds from disposal of premises and equipment                               36,085                      -
    Purchases of premises and equipment                                          (214,822)            (1,049,038)
    Proceeds from disposal of real estate acquired in
      settlement of loans and real estate held for sale                            61,437                 23,475
    Net loan originations                                                     (17,360,384)           (14,781,458)
------------------------------------------------------------                 ------------           ------------
    Net cash used by investing activities                                     (14,571,082)           (13,139,673)
------------------------------------------------------------                 ------------           ------------

Cash flows from financing activities:
    Net increase in deposits                                                    8,171,201             15,234,332
    Net (decrease) increase in short-term borrowings                           (1,672,908)                37,705
    Increase (decrease) in long-term obligations                               10,000,000             (3,000,000)
    Dividends paid                                                               (392,521)              (357,324)
    Repurchase of common stock                                                          -               (136,072)
------------------------------------------------------------                 ------------           ------------
    Net cash provided by financing activities                                  16,105,772             11,778,641
------------------------------------------------------------                 ------------           ------------

Increase (decrease) in cash and cash equivalents                                1,808,773             (1,032,393)
Cash and cash equivalents at beginning of period                               25,423,420             20,317,044
                                                                             ------------           ------------
Cash and cash equivalents at end of period                                   $ 27,232,193           $ 19,284,651
                                                                             ============           ============

Cash paid during the period:
    Interest                                                                 $  2,765,878           $  3,994,967
    Taxes                                                                         880,060                307,700

Supplemental disclosures of noncash financing and investing activities:
    Cash dividends declared but not paid                                     $    206,591           $    186,092
    Unrealized gains on available-for-sale
       securities, net of deferred taxes                                          743,861                386,398

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp's annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders' equity.

(2) Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the six-month periods ended June 30, 2002 and 2001, respectively.

                                                           Six-months ended June 30,
                                                           -------------------------
                                                         2002                        2001
                                                         ----                        ----
       Balance at the beginning of the
          period                                     $ 2,850,000                   2,800,000
       Provision for probable loan losses                320,000                     200,000
       Charge-offs                                      (237,762)                   (269,806)
       Recoveries                                         33,894                      26,554
                                                     -----------                 -----------

       Net charge-offs                                  (203,868)                   (243,252)
                                                     -----------                 -----------

       Balance at the end of the period              $ 2,966,132                   2,756,748
                                                     ===========                 ===========

(3) Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

                                          For the six month periods ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                           2002                                              2001
----------------------------------------------------------------------------------------------------------------------
                         Income           Shares           Per Share       Income           Shares         Per Share
                       (Numerator)     (Denominator)        Amount       (Numerator)     (Denominator)       Amount
Basic Net
Income Per Share         1,417,554          2,056,649         $ 0.69         962,875          2,062,599        $ 0.47
                                                          ===========                                      ===========

Effect of dilutive
  securities                     -              9,208                              -              4,899
                      -------------   ----------------                  -------------   ----------------

Diluted Net
Income Per Share         1,417,554          2,065,857         $ 0.69         962,875          2,067,498        $ 0.47
                      =============   ================    ===========   =============   ================   ===========

                                          For the three month periods ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                           2002                                              2001
----------------------------------------------------------------------------------------------------------------------
                         Income           Shares           Per Share       Income           Shares         Per Share
                       (Numerator)     (Denominator)        Amount       (Numerator)     (Denominator)       Amount
Basic Net
Income Per Share           757,586          2,056,649         $ 0.37         503,363          2,059,599        $ 0.24
                                                          ===========                                      ===========

Effect of dilutive
  securities                     -             12,581                              -              3,683
                      -------------   ----------------                  -------------   ----------------

Diluted Net
Income Per Share           757,586          2,069,230         $ 0.37         503,363          2,063,282        $ 0.24
                      =============   ================    ===========   =============   ================   ===========

(4) Long-term Obligations

On June 26, 2002 the Company completed a private issuance of $10 million in trust preferred securities as part of a pooled re-securitization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate, and the initial coupon, set at 5.34%, is payable quarterly. ECB Bancorp intends to use the net proceeds for the opportunistic acquisition of fee income producing entities, market expansion, the repurchase of Bancorp stock and for other corporate and strategic purposes.

The trust preferred securities were issued by a wholly-owned finance subsidiary of ECB Bancorp, Inc., and ECB Bancorp has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of trust preferred securities were invested in debentures issued by ECB Bancorp, Inc. and that investment became the sole asset of the trust. ECB Bancorp may redeem the trust preferred securities in whole or in part on or after June 26, 2007. The trust preferred securities mature on June 26, 2032.

(5) New Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ECB Bancorp, Inc. ("Bancorp") is a bank holding company headquartered in Engelhard, North Carolina. Bancorp's wholly-owned subsidiary, The East Carolina Bank (the "Bank" or "ECB") (collectively referred to hereafter as the "Company"), is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 17 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Barco, Avon, Hatteras, Ocracoke, Washington, Hertford, New Bern, Greenville (two branches) and a newly opened loan production office located in Williamston.

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

Comparison of the Results of Operations for the Six Month Periods Ended June 30, 2002 and 2001

Summary

For the six months ended June 30, 2002, the Company had net income of $1,417,544, or $0.69 basic and diluted earnings per share, compared to $962,875, or $0.47 basic and diluted earnings per share for the six months ended June 30, 2001. For the six months ended June 30, 2002, net interest income increased 15.26% and noninterest income increased 49.30% when compared to the same period last year. Noninterest expense increased $802,412 or 14.05% for the six months ended June 30, 2002 as compared to the same period in 2001, partly attributable to general increases in salary and employee benefits expense of $494,387.

Net interest income

Net interest income for the six months ended June 30, 2002 was $6,656,272, an increase of $881,201 or 15.26% when compared to net interest income of $5,775,071 for the six months ended June 30, 2001. The Company's net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2002 was 4.88% compared to 4.78% in 2001. The increase of the Company's net interest margin is attributable to re-pricing a significant portion of the Bank's interest-sensitive liabilities at lower rates.

Total interest income decreased $740,805 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, principally due to lower interest rates on earning assets. Yield on average earning assets, on a tax-equivalent basis, for the six months ended June 30, 2002 was 6.70% compared to 8.15% in 2001. This decrease in the Company's yield on earning assets is a result of a lower interest rate environment compared to first half of 2001 as the Federal Reserve Board lowered the federal funds target rate by 225 basis points during the last six months of 2001. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 35% of the loan portfolio float with the prime rate. Consequently, the net interest margin is negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the Bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio.

Total interest expense decreased $1,622,006 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, the result of a much lower interest rate environment. The cost of funds for the

Company during the six months ended June 30, 2002 was 2.27%, a decrease of 195 basis points when compared to 4.22% for the six months ended June 30, 2001. The Company's decrease in cost of funds was partially the result of decreased interest expense of $745,285 on jumbo certificates of deposit, despite the Company experiencing an increase in the average balance of jumbo certificates of deposit that exceeded $10.7 million over the prior year period.

Management anticipates a decrease in the Company's net interest margin of approximately 20 basis points in the upcoming quarter as a result of additional interest expense associated with the $10 million of trust preferred securities issued June 26, 2002. Until the additional capital funds can be employed as assets internally generated by the Bank, management is evaluating a cost recovery strategy that would leverage the additional capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the first six months of 2002 was $320,000, compared to $200,000 during the first six months of 2001. Net charge-offs for the six months ended June 30, 2002 totaled $203,868, compared to net charge-offs of $243,252 during the same period of 2001. The increase in provision for probable loan loss is the result of an increase in loans outstanding of $17.2 million since year-end 2001. Current year net charge-offs are principally the result of a charge-off of $150,000 on a single commercial credit during the first quarter of 2002. The provision for probable loan losses is the result of management's review and evaluation of the loan portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $698,890 to $2,116,624 for the six months ended June 30, 2002 from $1,417,734 for the same period in 2001. This is principally due to a net increase of $509,746 in Overdraft Banking Privilege (ODP) fees generated from a new banking product introduced by the Bank in December of 2001. Uncollected and charged-off ODP advances of approximately $183,883 and third party vendor fee expense of $221,681 have been netted from gross ODP fees generated. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. The product is designed to assist customers in the event of checking account overdrafts by automatically advancing funds to their account. An additional $134,448 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by the BOLI policies is not taxable. The Company generated an additional $67,966 of fee income through its new Financial Services Department which offers customers an array of financial products. These products became available early in the first quarter of 2002. During the first half of 2002, the Bank had a net gain on the sale of securities of $61,184 compared to $75,586 during the same period last year.

Noninterest expense

Noninterest expense increased $802,412 or 14.05% to $6,512,342 for the six months ended June 30, 2002 from $5,709,930 in the same period in 2001. Salary expense increased $163,989 over the prior year period as a result general salary increases of approximately $82,500 and additional salary expense of $81,489 associated with the Bank's new financial services department formed during December of 2001 and a new Loan Production Office located in Williamston, NC. Employee benefit expense increased $330,398 over the prior year period as the Company increased its incentive pay accrual by $146,506 over 2001. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of approximately $111,881 for the first half of 2002. This benefit is funded through the aforementioned BOLI policies. It is expected the Bank's annual return on the purchased life insurance policies will cover its cost associated with these benefits. Equipment expense increased $43,704 as equipment maintenance increased $50,660. Professional fees, which, increased $47,072 over the prior year period are primarily the result of additional consulting expense in connection with the Company's first quarter strategic planning session and outside independent loan review. Other operating expenses increased

$226,054 from $1,163,005 for the six months ended June 30, 2001 to $1,389,059 for the six months ended June 30, 2002. This increase is primarily due to write-down on repossessed loan collateral of $144,894 and increased contributions of $47,406.

Income taxes

Income tax expense for the six months ended June 30, 2002 and 2001 was $523,000 and $320,000, respectively, resulting in effective tax rates of 26.95% and 24.94%, respectively. The increase in the Bank's effective tax rate for 2002 is the result an increased state tax liability. Changes in the mix of investments within the Bank's investment portfolio during 2001 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of the Results of Operations for the Three Month Periods Ended June 30, 2002 and 2001

Summary

For the three months ended June 30, 2002, the Company had net income of $757,586, or $0.37 basic and diluted earnings per share, compared to $503,363, or $0.24 basic and diluted earnings per share for the three months ended June 30, 2001. Net interest income increased $472,940 or 16.01% to $3,427,835 in the second quarter of 2002 from $2,954,895 in the second quarter of 2001, and noninterest income increased $373,754 or 48.50% when compared to the same period last year. Noninterest expense increased $476,844 or 16.21% for the three month period ended June 30, 2002 as compared to the same period in 2001, as salary and employee benefits expense increased $281,200 to $1,729,563 compared to $1,448,363 during the second quarter of 2001.

Net interest income

Net interest income for the three months ended June 30, 2002 was $3,427,835, an increase of $472,940 or 16.01% when compared to net interest income of $2,954,895 for the prior year period. The Company's net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2002 was 4.91% compared to 4.84% in 2001.

Total interest income decreased $260,418 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to lower yields on earning assets despite an increase of $35.5 million in average volume of earning assets. The yield on average earning assets, on a tax-equivalent basis, for the three months ended June 30, 2002 was 6.62% compared to 7.94% in 2001.

Total interest expense decreased $733,358 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, as a result of lower cost of funds. The cost of funds for the Company during the three months ended June 30, 2002 was 2.03%, a decrease of 192 basis points when compared to 3.95% for the three months ended June 30, 2001. The Company's decrease in cost of funding was a combination of decreases in rates paid on deposits and an increase of $7.9 million in average volume of noninterest-bearing deposits in the second quarter of 2002 compared to the same period of 2001.

Management anticipates a decrease in the Company's net interest margin of approximately 20 basis points in the upcoming quarter as a result of additional interest expense associated with $10 million of trust preferred securities issued June 26, 2002. Until the additional capital funds can be employed as assets internally generated by the Bank, management is evaluating a cost recovery strategy that would leverage the additional capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended June 30, 2002 and 2001 was $120,000. Net charge-offs for the quarter ended June 30, 2002 totaled $44,533, compared to net charge-offs of $189,825 during the same period of 2001. The amount charged for provision for probable loan losses is the result of management's review and evaluation of the loan portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $373,754 or 48.50% to $1,144,339 for the three months ended June 30, 2002 compared to $770,585 for the same period in 2001. This is principally due to an increase of $257,740 in Overdraft Banking Privilege (ODP) fees generated from a new banking product designed to automatically advance funds to assist in the event of checking account overdrafts. The Bank introduced the ODP product in December of 2001. Uncollected and charged-off ODP advances of approximately $55,043 and third party vendor fee expense of $117,630 has been netted from gross ODP fees generated. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. An additional $67,354 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by the BOLI policies is not taxable. During the second quarter of 2002, the Bank generated an additional $38,543 in brokerage fees from its newly formed financial services department.

Noninterest expense

Noninterest expense increased $476,844 or 16.21% to $3,418,961 for the three months ended June 30, 2002 from $2,942,117 for the same period in 2001. This increase is principally due to general increases in salary and employee benefits expense of $281,200 or 19.42%. Salary expense increased $97,159 over the prior year period as a result of additional salary expense of $81,459 associated with the Bank's new financial services department formed during December of 2001 and new loan production office opened early in the first quarter of 2002. Employee benefit expense increased $184,041 over the prior year period as the Company increased its incentive pay accrual by $75,000 and employee group insurance increased $61,624. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of $42,816 for the second quarter of 2002. This benefit is funded through the aforementioned BOLI policies. It is expected the Bank's annual return on the purchased life insurance policies will cover its cost associated with these benefits. Occupancy expense increased $19,248 over the prior year period as a result of increased building operating supplies of $13,271. Equipment expense increased $23,941 as equipment maintenance increased $30,824 over the prior year period. Other operating expenses increased $141,470 from $654,999 for the three months ended June 30, 2001 to $796,469 for the three months ended June 30, 2002. This increase is due to write-downs on repossessed loan collateral totaling $144,894 during the second quarter.

Income taxes

Income tax expense for the three months ended June 30, 2002 and 2001 was $275,627 and $160,000, respectively, resulting in effective tax rates of 26.67% and 24.12%, respectively. The increase in the Bank's effective tax rate for 2002 is the result an increased state tax liability. Changes in the mix of investments within the Bank's investment portfolio during 2001 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased $18.1 million to $329.6 million, an increase of 5.80% when compared to $311.5 million at December 31, 2001. Asset growth was funded by $10 million of trust preferred securities issued by the Company late in the second quarter and increased demand deposits of $16.6 million, partially offset by a decrease in time deposits of $9.8 million.

On June 26, 2002 the Company completed a private issuance of $10 million in trust preferred securities as part of a pooled re-securitization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate, and the initial coupon, set at 5.34%, is payable quarterly.

Loans receivable have increased $17.2 million from $188.9 million at December 31, 2001 to $206.0 million at June 30, 2002. The Company has experienced favorable loan demand from all of its markets throughout the year. Real estate and real estate related loans have increased by $9.9 million since yearend while lines of credit have increased $6.7 million.

Shareholders' equity increased by $1,759,900 from December 31, 2001 to June 30, 2002, as the Company generated net income of $1,417,554 and experienced an increase of net unrealized gains on available-for-sale securities of $743,861 and recognition of deferred compensation - restricted stock of $11,664. The Company declared cash dividends of $413,179 or 20 cents per share, during the first six months of 2002 compared to 18 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for loan and lease losses charged against earnings. The level of the allowance for probable loan losses reflects management's best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management's evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management's evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans' "risk grades," the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. ECB's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

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

Specific reserves are provided on impaired commercial loans and are determined on a loan-by-loan basis based on management's evaluation of ECB's loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent duplicate reserves. The calculations of specific reserves on commercial loans incorporate the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that ECB will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measurement of the impaired loan is less that the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is ECB's policy to classify and disclose all commercial loans that are on nonaccrual status as impaired loans. Substantially all other loans made by ECB are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment) that are evaluated collectively for impairment in the general reserves estimation process discussed above.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is ECB's policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $254,904 and $477,163 at June 30, 2002 and December 31, 2001,
respectively. At June 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6,892 compared to $67,914 at December 31, 2001, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses. The allowance for probable loan losses as a percentage of loans outstanding was 1.44% and 1.51% at June 30, 2002 and December 31, 2001, respectively. Management has allowed the AFLL to represent a slightly smaller percentage of total loans outstanding not only due to reductions in nonperforming assets and improved asset quality, but also the effect of seasonal lines of credit.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. These sources have allowed limited dependence on short-term borrowed funds for liquidity or for asset expansion. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta and Fed Fund lines with correspondent banks. Long-term borrowings increased $10 million during the second quarter, the result of the issuance of trust preferred securities by the Company on June 26, 2002.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be "well capitalized," the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks' on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of June 30, 2002, the Bank was in compliance with all of the aforementioned capital requirements and meets the "well-capitalized" definition that is used by the FDIC in its evaluation of member banks. Additionally, at June 30, 2002, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

A portion, $6.6 million, of the trust preferred securities issued on June 26, 2002 qualify as Tier 1 capital for regulatory capital adequacy requirements for ECB Bancorp, Inc. and the entire $10 million was infused into the Bank, increasing the Bank's Tier 1 capital by $10 million. As of June 30, 2002, the Bank's Leverage Ratio was 11.49%, compared to 8.43% at December 31, 2001 and ECB Bancorp's Leverage Ratio was 10.40% on June 30, 2002, compared to 8.41% at December 31, 2001. As of June 30, 2002, the Bank's Tier 1 Risk-based Capital Ratio was 13.96%, compared to 11.33% at December 31, 2001. ECB Bancorp's Tier 1 Risk-based Capital Ratio was 10.40% on June 30, 2002, compared to 10.45% at December 31, 2001. These improved capital ratios during the second quarter of 2002 reflect the impact of the issuance of $10 million in trust preferred securities.

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


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Registrant's Annual Meeting of Shareholders was held on April 17,
         2002.

(b) At the Annual Meeting, the three Directors listed in the following table were elected for terms of three years or until their respective successors are duly elected and qualified. Registrant's incumbent Directors whose terms of office continued after the meeting are: George
         T. Davis, Jr.; Gregory C. Gibbs; John F. Hughes; Robert L. Mitchell; Arthur H. Keeney III; Joseph T. Lamb, Jr. and Ray M. Spencer.

         Voting for Directors was as follows:

                                       For           Withheld    Broker Non-vote
                                       -----------------------------------------
         Bryant Kittrell III           1,680,315     2,168       none
         B. Martelle Marshall          1,680,315     2,168       none
         R. S. Spencer, Jr.            1,680,255     2,228       none

         In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

         1. Proposal to ratify the selection of KPMG LLP as independent auditors for the Registrant as described under the caption "Ratification of Selection of Independent Auditor" in the Registrant's Proxy Statement dated March 18, 2002 (approved by an affirmative vote of 1,661,280 shares or 98.74% of the shares that voted, 3,497 negative votes and 17,706 shares abstained).

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

     3.2 Registrant's Bylaws (incorporated by reference from Exhibit 3.2 to Registrant's Registration Statement on Form SB-2, Reg. No. 333-61839)

     4.1 Indenture dated as of June 26, between Registrant and State Street Bank and Trust Company of Connecticut, National Association.

     4.2 Guarantee Agreement dated as of June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association.

     4.3 Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among Registrant, State Street Bank and Trust Company of Connecticut, National Association and the Administrators.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ECB BANCORP, INC.
                                  (Registrant)

Date: 8/13/2002                               By: /s/ Arthur H. Keeney, III
---------------                                   -------------------------
                                                    Arthur H. Keeney, III
                                                      (President & CEO)


Date: 8/13/2002                               By: /s/ Gary M. Adams
---------------                                   -----------------
                                                     Gary M. Adams
                                              (Senior Vice President & CFO)


                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

         The undersigned hereby certifies that, to his knowledge (i) the Form 10-Q filed by ECB Bancorp, Inc. (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

Date: 8/13/2002                                   /s/ Arthur H. Keeney, III
                                                  -------------------------
                                                     Arthur H. Keeney, III
                                                       (President & CEO)


Date: 8/13/2002                                       /s/ Gary M. Adams
                                                      -----------------
                                                         Gary M. Adams
                                                 (Senior Vice President & CFO)