Form 10QSB
period 2002-09-30
ECB BANCORP INC
filed 2002-11-13
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File No. 2017-6

ECB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-0215930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 337, Engelhard, North Carolina 27824
(Address of principal executive offices) (Zip Code)

(252) 925-9411
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 12, 2002, 2,052,216 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 20 pages.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ECB BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$17,944,141	$17,473,420
Federal funds sold	—	7,950,000

Total cash and cash equivalents	17,944,141	25,423,420

Investment securities
Available-for-sale, at market value (cost of $121,025,072 and $81,366,622 at September 30, 2002 and December 31, 2001, respectively)	124,086,655	81,531,173
Loans	213,175,364	188,861,167
Allowance for probable loan losses	(3,083,497)	(2,850,000)

Loans, net	210,091,867	186,011,167

Real estate acquired in settlement of loans, net	100,820	170,626
Federal Home Loan Bank common stock, at cost	1,250,000	632,800
Bank premises and equipment, net	8,068,026	8,208,109
Accrued interest receivable	2,786,669	2,386,936
Other assets	7,957,726	7,132,258

Total	$372,285,904	$311,496,489

Liabilities and Shareholders' Equity
Deposits
Demand, noninterest bearing	$68,689,158	$57,207,001
Demand interest bearing	68,368,889	63,254,778
Savings	17,385,592	13,931,905
Time	130,067,129	134,072,937

Total deposits	284,510,768	268,466,621

Accrued interest payable	787,464	976,002
Short-term borrowings	23,565,686	5,119,212
Long-term obligations	32,000,000	10,000,000
Other liabilities	2,334,253	1,408,729

Total liabilities	343,198,171	285,970,564

Shareholders' equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,062,116 and 2,065,891in 2002 and 2001, respectively.	7,217,406	7,230,619
Capital surplus	5,714,876	5,762,477
Retained earnings	14,330,978	12,507,403
Deferred compensation—restricted stock	(58,401)	(75,896)
Accumulated other comprehensive income	1,882,874	101,322

Total shareholders' equity	29,087,733	25,525,925

Commitments
Total	$372,285,904	$311,496,489

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES
Consolidated Income Statements
For the three and nine months ended September 30, 2002 and 2001
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$3,745,172	$3,890,303	$10,718,535	$11,776,408
Interest on investment securities:
Interest exempt from federal income taxes	185,956	149,036	525,916	442,552
Taxable interest income	898,211	801,503	2,625,611	2,308,460
Dividend income	49,426	81,961	162,076	161,521
FHLB stock dividends	8,282	10,649	27,223	34,289
Interest on federal funds sold	36,387	126,698	84,903	298,555

Total interest income	4,923,434	5,060,150	14,144,264	15,021,785

Interest expense:
Deposits:
Demand accounts	146,279	170,914	395,979	676,815
Savings	23,354	37,245	67,610	126,515
Time	846,211	1,528,587	2,841,476	5,051,614
Short-term borrowings	8,103	25,820	23,996	82,384
Long-term obligations	301,417	86,482	560,861	98,284

Total interest expense	1,325,364	1,849,048	3,889,922	6,035,612

Net interest income	3,598,070	3,211,102	10,254,342	8,986,173
Provision for probable loan losses	115,000	100,000	435,000	300,000

Net interest income after provision for probable loan losses	3,483,070	3,111,102	9,819,342	8,686,173

Noninterest income:
Service charges on deposit accounts	676,897	415,259	1,996,933	1,219,757
Other service charges and fees	428,607	366,310	1,004,453	881,888
Net gain on sale of securities	8,304	148,775	69,488	224,361
Income from bank owned life insurance	67,354	—	201,802	—
Other operating income	21,331	17,264	46,441	39,336

Total noninterest income	1,202,493	947,608	3,319,117	2,365,342

Noninterest expenses:
Salaries	1,195,859	1,101,690	3,539,271	3,281,113
Retirement and other employee benefits	461,272	361,982	1,486,918	1,057,230
Occupancy	243,104	225,923	729,002	715,181
Equipment	336,362	324,445	1,021,673	966,052
Professional fees	83,337	38,029	265,203	172,823
Supplies	85,888	53,098	230,498	196,131
Telephone	76,516	74,795	234,746	241,435
Postage	55,256	50,634	153,566	147,556
Other operating expenses	677,889	660,208	2,066,948	1,823,213

Total noninterest expenses	3,215,483	2,890,804	9,727,825	8,600,734

Income before income taxes	1,470,080	1,167,906	3,410,634	2,450,781
Income taxes	444,319	349,884	967,319	669,884

Net income	$1,025,761	$818,022	$2,443,315	$1,780,897

Net income per share—basic	$0.50	$0.40	$1.19	$0.86
Net income per share—diluted	$0.50	$0.40	$1.18	$0.86
Weighted average shares outstanding—basic	2,055,774	2,058,221	2,056,354	2,061,123
Weighted average shares outstanding—diluted	2,065,016	2,063,282	2,065,596	2,067,498

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Nine months ended September 30, 2002 and 2001
(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation— restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2001	$7,255,784	$5,821,523	$10,682,300	$(23,698)	$207,093		$23,943,002
Unrealized gains, net of
income taxes of $439,652					853,089	$853,089	853,089
Net income			1,780,897			1,780,897	1,780,897

Total comprehensive income						$2,633,986

Deferred compensation—restricted stock issuance	21,147	54,378		(75,525)			—
Recognition of deferred compensation— restricted stock				17,496			17,496
Repurchase of common stock	(45,262)	(110,875)					(156,137)
Cash dividends ($.27 per share)			(558,271)				(558,271)

Balance September 30, 2001	$7,231,669	$5,765,026	$11,904,926	$(81,727)	$1,060,182		$25,880,076

	Common stock	Capital surplus	Retained earnings	Deferred compensation— restricted stock	Accumulated other comprehensive income	Comprehensive income	Total

Balance January 1, 2002	$7,230,619	$5,762,477	$12,507,403	$(75,896)	$101,322		$25,525,925
Unrealized gains, net of
income taxes of $1,115,480					1,781,552	$1,781,552	1,781,552
Net income			2,443,315			2,443,315	2,443,315

Total comprehensive income						$4,224,867

Recognition of deferred compensation— restricted stock				17,495			17,495
Repurchase of common stock	(13,213)	(47,601)					(60,814)
Cash dividends ($.30 per share)			(619,740)				(619,740)

Balance September 30, 2002	$7,217,406	$5,714,876	$14,330,978	$(58,401)	$1,882,874		$29,087,733

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$2,443,315	$1,780,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	597,886	616,817
Amortization (accretion) of investment securities, net	34,897	(1,664)
Provision for probable loan losses	435,000	300,000
Gain on sale of securities	(69,488)	(224,361)
Deferred compensation—restricted stock	17,495	17,495
Increase in accrued interest receivable	(399,733)	(347,905)
Loss on disposal of premises and equipment	2,985	—
Loss (gain) on sale of real estate acquired in settlement of loans	8,369	(2,200)
(Increase) decrease in other assets	(825,468)	231,860
(Decrease) increase in accrued interest payable	(188,538)	163,889
Increase in postretirement benefit liability	17,783	34,706
Decrease in other liabilities, net	(228,371)	(120,766)

Net cash provided by operating activities	1,846,132	2,448,768

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	11,742,210	22,206,188
Proceeds from maturities of investment securities classified as available-for-sale	13,746,250	12,765,000
Purchases of investment securities classified as available-for-sale	(65,112,319)	(37,979,496)
Purchase of Federal Home Loan Bank common stock	(617,200)	—
Proceeds from disposal of premises and equipment	36,084	195,072
Purchases of premises and equipment	(496,872)	(1,285,526)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	61,437	13,806
Net loan originations	(24,515,700)	(14,699,715)

Net cash used by investing activities	(65,156,110)	(18,784,671)

Cash flows from financing activities:
Net increase in deposits	16,044,147	19,642,671
Net increase in short-term borrowings	18,446,474	2,647,897
Increase in long-term obligations	22,000,000	7,000,000
Dividends paid	(599,108)	(543,572)
Repurchase of common stock	(60,814)	(156,137)

Net cash provided by financing activities	55,830,699	28,590,859

Increase (decrease) in cash and cash equivalents	(7,479,279)	12,254,956
Cash and cash equivalents at beginning of period	25,423,420	20,317,044

Cash and cash equivalents at end of period	$17,944,141	$32,572,000

Cash paid during the period:
Interest	$4,078,460	$5,871,723
Taxes	1,131,593	387,700
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$206,562	$186,092
Unrealized gains on available-for-sale securities, net of deferred taxes	1,781,552	853,089

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Basis of Presentation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries, The East Carolina Bank (the “Bank”) and ECB Statutory Trust I (collectively referred to hereafter as the “Company”). The Bank has two wholly-owned subsidiaries, Carolina Financial Services, Inc. and Carolina Financial Realty, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2)    Allowance for Probable Loan Losses

The following summarizes the activity in the allowance for probable loan losses for the nine-month periods ended September 30, 2002 and 2001, respectively.

	Nine-months ended September 30,
	2002	2001
Balance at the beginning of the period	$2,850,000	2,800,000
Provision for probable loan losses	435,000	300,000
Charge-offs	(304,003)	(345,230)
Recoveries	102,500	36,191

Net charge-offs	(201,503)	(309,039)

Balance at the end of the period	$3,083,497	2,790,961

(3)    Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	For the nine month periods ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	2,443,315	2,056,354	$1.19	1,780,897	2,061,123	$0.86

Effect of dilutive securities	—	9,242		—	6,375

Diluted net income per share	2,443,315	2,065,596	$1.18	1,780,897	2,067,498	$0.86

	For the three month periods ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Income	Amount (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	1,025,761	2,055,774	$0.50	818,022	2,058,221	$0.40

Effect of dilutive securities	—	9,242		—	5,061

Diluted net income per share	1,025,761	2,065,016	$0.50	818,022	2,063,282	$0.40

ECB BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statement—(Continued)

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

(5)    New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method—the purchase method. On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations”.

The FASB has also issued SFAS No. 142 “Goodwill and Other Intangible Assets”. This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement. The Company adopted this statement on January 1, 2002 with no material effect due to the fact that the Company does not have goodwill or other intangible assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp’s wholly-owned subsidiary, The East Carolina Bank (the “Bank” or “ECB”) (collectively referred to hereafter as the “Company”), is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 17 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Barco, Avon, Hatteras, Ocracoke, Washington, Hertford, New Bern, Greenville (two branches) and a newly opened loan production office located in Williamston.

The operations of the Company and depository institutions in general are significantly influenced by general economic conditions and by related monetary, fiscal and other policies of depository institution regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina State Banking Commission. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

Comparison of the Results of Operations for the Nine Month Periods Ended September 30, 2002 and 2001

Summary

For the nine months ended September 30, 2002, the Company had net income of $2,443,315, or $1.19 basic and $1.18 diluted earnings per share, compared to $1,780,897, or $0.86 basic and diluted earnings per share for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net interest income increased 14.11% and noninterest income increased 40.32% when compared to the same period last year. Noninterest expense increased $1,127,091 or 13.10% for the nine months ended September 30, 2002 as compared to the same period in 2001, partly attributable to general increases in salary and employee benefits expense of $687,846.

Net interest income

Net interest income for the nine months ended September 30, 2002 was $10,254,342, an increase of $1,268,169 or 14.11% when compared to net interest income of $8,986,173 for the nine months ended September 30, 2001. The Company’s net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2002 was 4.83% compared to 4.76% in 2001. The increase of the Company’s net interest margin is attributable to re-pricing a significant portion of the Bank’s interest-sensitive liabilities at lower rates.

Total interest income decreased $877,521 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, principally due to lower interest rates on earning assets. Yield on average earning assets, on a tax-equivalent basis, for the nine months ended September 30, 2002 was 6.61% compared to 7.86% in 2001. This decrease in the Company’s yield on earning assets is a result of a lower interest rate environment compared to the first nine months of 2001 as the Federal Reserve Board lowered the federal funds target rate by 475 basis points during 2001. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 35% of the loan portfolio float with the prime rate. Consequently, the net interest margin is negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the Bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio.

Total interest expense decreased $2,145,690 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, the result of a much lower interest rate environment. The cost of funds for the Company during the nine months ended September 30, 2002 was 2.24%, a decrease of 170 basis points when compared to 3.94% for the nine months ended September 30, 2001. The Company’s decrease in cost of funds was partially the result of decreased interest expense of $1,035,971 on jumbo certificates of deposit.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the first nine months of 2002 was $435,000, compared to $300,000 during the first nine months of 2001. Net charge-offs for the nine months ended September 30, 2002 totaled $201,503, compared to net charge-offs of $309,039 during the same period of 2001. The increase in provision for probable loan losses is the result of an increase in loans outstanding of $24.3 million since year-end 2001. Current year net charge-offs are principally the result of a charge-off of $150,000 on a single commercial credit during the first quarter of 2002. The provision for probable loan losses is the result of management’s review and evaluation of the loan portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $953,775 to $3,319,117 for the nine months ended September 30, 2002 from $2,365,342 for the same period in 2001. This is principally due to a net increase of $761,411 in Overdraft Banking Privilege (ODP) fees generated from a new banking product introduced by the Bank in December of 2001. Uncollected and charged-off ODP advances of approximately $249,437 and third party vendor fee expense of $315,031 have been netted from gross ODP fees generated. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. The product is designed to assist customers in the event of checking account overdrafts by automatically advancing funds to their account. An additional $201,802 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by the BOLI policies is not taxable. The Company generated an additional $91,770 of fee income through its new Financial Services Department which offers customers an array of financial products. These products became available early in the first quarter of 2002. During 2002, the Bank had a net gain on the sale of securities of $69,488 compared to $224,361 during the same period last year.

Noninterest expense

Noninterest expense increased $1,127,091 or 13.10% to $9,727,825 for the nine months ended September 30, 2002 from $8,600,734 in the same period in 2001. Salary expense increased $258,158 over the prior year period as a result general salary increases of approximately $143,426 and additional salary expense of $114,732 associated with the Bank’s new financial services department formed during December of 2001 and a new Loan Production Office located in Williamston, NC. Employee benefit expense increased $429,688 over the prior year period as the Company increased its incentive pay accrual by $226,366 over 2001. Incentive plan pay-out is expected to be at higher levels in 2002 due to operating results greatly exceeding those experienced by the Company in prior years. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of approximately $154,697 during 2002. This benefit is funded through the aforementioned BOLI policies. It is expected the Bank’s annual return on the purchased life insurance policies will cover its cost associated with these benefits. Equipment expense increased $55,621 as equipment maintenance increased $71,435, partially offset by a reduction in equipment repair expense of $18,602. Professional fees, which increased $92,380 over the prior year period, are primarily the result of additional consulting expense in connection with the Company’s first quarter strategic planning session and outside independent accounting services. Other operating expenses increased $243,735 from $1,823,213 for the nine months ended September 30, 2001 to $2,066,948 for the nine months ended September 30, 2002. This increase is primarily due to write-down on repossessed loan collateral of $199,313, increased utilization of outside service providers of $63,950 and increased contributions of $56,391. These increases were partially offset by a reduction in loss on disposal of fixed assets of $153,497.

Income taxes

Income tax expense for the nine months ended September 30, 2002 and 2001 was $967,319 and $669,884, respectively, resulting in effective tax rates of 28.36% and 27.33%, respectively. The increase in the Bank’s effective tax rate for 2002 is the result an increased state tax liability. Changes in the mix of investments within the Bank’s investment portfolio during 2001 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of the Results of Operations for the Three Month Periods Ended September 30, 2002 and 2001

Summary

For the three months ended September 30, 2002, the Company had net income of $1,025,761, or $0.50 basic and diluted earnings per share, compared to $818,022, or $0.40 basic and diluted earnings per share for the three months ended September 30, 2001. Net interest income increased $386,968 or 12.05% to $3,598,070 in the third quarter of 2002 from $3,211,102 in the third quarter of 2001, and noninterest income increased $254,885 or 26.90% when compared to the same period last year. Noninterest expense increased $324,679 or 11.23% for the three month period ended September 30, 2002 as compared to the same period in 2001, as salary and employee benefits expense increased $193,459 to $1,657,131 compared to $1,463,672 during the third quarter of 2001.

Net interest income

Net interest income for the three months ended September 30, 2002 was $3,598,070, an increase of $386,968 or 12.05% when compared to net interest income of $3,211,102 for the prior year period. The Company’s net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2002 and 2001 was 4.77%.

Total interest income decreased $136,716 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, due to lower yields on earning assets despite an increase of $33.1 million in average volume of earning assets. The yield on average earning assets, on a tax-equivalent basis, for the three months ended September 30, 2002 was 6.47% compared to 7.44% in 2001.

Total interest expense decreased $523,684 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, as a result of lower cost of funds. The cost of funds for the Company during the three months ended September 30, 2002 was 2.19%, a decrease of 122 basis points when compared to 3.41% for the three months ended September 30, 2001. The Company’s decrease in cost of funding was a combination of decreases in rates paid on deposits and an increase of $11.1 million in average volume of noninterest-bearing deposits in the third quarter of 2002 compared to the same period of 2001.

Management anticipated a decrease in the Company’s net interest margin of approximately 20 basis points compared to the second quarter of 2002 as a result of additional interest expense associated with $10 million of trust preferred securities issued June 26, 2002. The actual decrease in net interest margin was 14 basis points. During the third quarter, management implemented a cost recovery strategy to leverage the additional capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended September 30, 2002 was $115,000 compared to $100,000 in the same period last year. For the third quarter 2002, recoveries exceeded charge-offs by $2,365, compared to net charge-offs of $189,825 during the same period of 2001. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the loan portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $254,885 or 26.90% to $1,202,493 for the three months ended September 30, 2002 compared to $947,608 for the same period in 2001. This is principally due to an increase of $251,808 in Overdraft Banking Privilege (ODP) fees generated from a new banking product designed to automatically advance funds to assist in the event of checking account overdrafts. The Bank introduced the ODP product in December of 2001. Uncollected and charged-off ODP advances of approximately $78,864 and third party vendor fee expense of $109,947 has been netted from gross ODP fees generated. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. An additional $67,354 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by the BOLI policies is not taxable. During the third quarter of 2002, the Bank generated an additional $24,022 in brokerage fees from its newly formed financial services department.

Noninterest expense

Noninterest expense increased $324,679 or 11.23% to $3,215,483 for the three months ended September 30, 2002 from $2,890,804 for the same period in 2001. This increase is principally due to general increases in salary and employee benefits expense of $193,459 or 13.22%. Salary expense increased $94,169 over the prior year period as a result of additional salary expense of $33,244 associated with the Bank’s new financial services department formed during December of 2001 and new loan production office opened early in the first quarter of 2002. Employee benefit expense increased $99,290 over the prior year period as the Company increased its incentive pay accrual by $79,860. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of $42,816 for the third quarter of 2002. This benefit is funded through the aforementioned BOLI policies. It is expected the Bank’s annual return on the purchased life insurance policies will cover its cost associated with these benefits. Occupancy expense increased $17,181 over the prior year period as a result of insurance and taxes of $14,594. Equipment expense increased $11,917 as equipment maintenance increased $20,775 over the prior year period. Other operating expenses increased $17,681 from $660,208 for the three months ended September 30, 2001 to $677,889 for the three months ended September 30, 2002.

Income taxes

Income tax expense for the three months ended September 30, 2002 and 2001 was $444,319 and $349,884, respectively, resulting in effective tax rates of 30.22% and 29.96%, respectively. The increase in the Bank’s effective tax rate for 2002 is the result an increased state tax liability. Changes in the mix of investments within the Bank’s investment portfolio during 2001 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased $60.8 million to $372.3 million, an increase of 19.52% when compared to $311.5 million at December 31, 2001. Asset growth was funded by $10 million of trust preferred securities issued by the Company late in the second quarter, additional Federal Home Loan Bank advances and other short-term borrowings of approximately $30.0 million, and increased demand and savings deposits of $20.1 million.

On June 26, 2002 the Company completed a private issuance of $10 million in trust preferred securities as part of a pooled re-securitization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate, and the initial coupon, set at 5.34%, is payable quarterly. During the third quarter, management implemented a cost recovery strategy to leverage the additional capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread. After considerable analysis, management decided to implement a blended leverage transaction consisting of adjustable rate mortgage (ARM) and fixed rate mortgage spread products totaling $40 million. ARM products totaling $15 million were purchased while $25 million of 15 and 20 year mortgage-backed securities made up the remaining portion of the transaction. Use of fixed rate mortgage-backed securities provides the highest yields available and also provide monthly cash flow to help fund loan growth. Transferring the assets to prime based adjustable rate loans reduces the risk of increasing liability cost in a rising interest rate environment. These assets are funded by $15 million of short-term (90-day) repurchase agreements, $15 million in FHLB advances and $10 million of pooled trust preferred securities. The transaction is expected to produce positive returns to the Bank and cover the interest expense of the pooled trust preferred securities. The expected spread in the first year is 106 basis points and should produce net income before tax of approximately $425,000 or an ROA of 1.06%.

The Bank’s ALCO committee will monitor the performance of the transaction on a monthly basis and will update the Board on a quarterly basis.

Loans receivable have increased $24.3 million from $188.9 million at December 31, 2001 to $213.2 million at September 30, 2002. The Company has experienced favorable loan demand from all of its markets throughout the year. Real estate and real estate related loans have increased by $14.4 million since year-end while lines of credit have increased $5.4 million.

Shareholders’ equity increased by $3,561,808 from December 31, 2001 to September 30, 2002, as the Company generated net income of $2,443,315 and experienced an increase of net unrealized gains on available-for-sale securities of $1,781,552 and recognition of deferred compensation – restricted stock of $17,495. The Company repurchased 3,775 shares of stock totaling $60,814 and declared cash dividends of $619,740 or 30 cents per share, during the first nine months of 2002 compared to 27 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. ECB’s objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

Reserve Policy and Methodology

The allowance for probable loan losses is composed of general reserves, specific reserves and an unallocated reserve. General reserves are established for the loan portfolio using loss percentages that are determined based on management’s evaluation of the losses inherent in the various risk grades of loans. Loans are categorized as one of eight risk grades based on management’s assessment of the overall credit quality of the loan, including the payment history, the financial position of the borrower, underlying collateral, internal credit reviews and the results of external regulatory examinations. The general reserve percentages are then applied to the loan balances within each risk grade to estimate the necessary allowance for probable losses in each risk category.

The general reserve percentages used have been determined by management to be appropriate based primarily on historical loan losses and the level of risk assumed for the various risk grades. The reserve percentages for Special Mention, Substandard and Doubtful are based on rates used by banking regulators in conjunction with their examination of ECB.

The process of classifying loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. To determine the most appropriate risk grade classification for each loan, credit officers examine the borrower’s liquidity level, the quality of any collateral, the amount of the borrower’s other indebtedness, cash flow, earnings, sources of financing and existing lending relationships. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. An independent vendor engaged by the Bank on an annual basis conducts an external review of loan classifications as part of their credit review process.

Specific reserves are provided on impaired commercial loans and are determined on a loan-by-loan basis based on management’s evaluation of ECB’s loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent duplicate reserves. The calculations of specific reserves on commercial loans incorporate the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that ECB will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measurement of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is ECB’s policy to classify and disclose all commercial loans that are on nonaccrual status as impaired loans. Substantially all other loans made by ECB are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment) that are evaluated collectively for impairment in the general reserves estimation process discussed above.

There are two primary components considered in determining an appropriate level for the unallocated reserve. A portion of the unallocated reserve is established to cover the elements of imprecision and estimation risk inherent in the calculations of the general and specific reserves described above. The remaining portion of the unallocated reserve is determined based on management’s evaluation of various conditions that are not directly measured by any other component of the reserve, including current general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit examinations and results from external bank regulatory examinations.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is ECB’s policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $529,399 and $477,163 at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the Company had no investment in loans considered to be impaired under SFAS No. 114 compared to $67,914 at December 31, 2001, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses. The allowance for probable loan losses as a percentage of loans outstanding was 1.45% and 1.51% at September 30, 2002 and December 31, 2001, respectively. Management has allowed the AFLL to represent a slightly smaller percentage of total loans outstanding not only due to reductions in nonperforming assets and improved asset quality, but also the effect of seasonal lines of credit.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. These sources have allowed limited dependence on short-term borrowed funds for liquidity or for asset expansion. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta and Fed Fund lines with correspondent banks. Short-term borrowings increased $18 million while long-term obligations increased $12 million during the third quarter, the result of the aforementioned leverage transaction.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Banks’ on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of September 30, 2002, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of member banks. Additionally, at September 30, 2002, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve.

As of September 30, 2002, $9.1 million of the trust preferred securities issued on June 26, 2002 qualifies as Tier 1 capital for regulatory capital adequacy requirements for ECB Bancorp, Inc. The entire $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million. As of September 30, 2002, the Bank’s Leverage Ratio was 10.88%, compared to 8.43% at December 31, 2001, and ECB Bancorp’s Leverage Ratio was 10.78% on September 30, 2002, compared to 8.41% at December 31, 2001. As of September 30, 2002, the Bank’s Tier 1 Risk-based Capital Ratio was 13.58%, compared to 11.33% at December 31, 2001. ECB Bancorp’s Tier 1 Risk-based Capital Ratio was 13.43% on September 30, 2002 compared to 10.45% at December 31, 2001. These improved capital ratios reflect the impact of the issuance of $10 million in trust preferred securities during the second quarter of 2002.

Current Accounting Issues

The Financial Accounting Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates.

Forward-Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgment of Bancorp and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorp’s customers, actions of government regulators, the level of market interest rates, and general economic conditions.

ITEM 3.    CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

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

ECB BANCORP, INC.
(Registrant)

Date: 11/13/2002	By:	/s/ Arthur H. Keeney, III
Arthur H. Keeney, III (President & CEO)

Date: 11/13/2002	By:	/s/ Gary M. Adams
Gary M. Adams (Senior Vice President & CFO)

CERTIFICATION

I, Arthur H. Keeney III, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of ECB Bancorp, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/2002	/s/ Arthur H. Keeney III
Arthur H. Keeney III President and Chief Executive Officer

CERTIFICATION

I, Gary M. Adams, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of ECB Bancorp, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/2002	/s/ Gary M. Adams
Gary M. Adams Senior Vice President and CFO

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that, to his knowledge (i) the Form 10-Q filed by ECB Bancorp, Inc. (the “Issuer”) for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

Date: 11/13/2002	/s/ Arthur H. Keeney, III
Arthur H. Keeney, III (President & CEO)

Date: 11/13/2002	/s/ Gary M. Adams
Gary M. Adams (Senior Vice President & CFO)