Form 10KSB
period 2002-12-31
ECB BANCORP INC
filed 2003-03-19
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-24753

ECB BANCORP, INC.

(Name of small business issuer in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2090738 (I.R.S. Employer Identification No.)
Post Office Box 337 Engelhard, North Carolina (Address of principal executive offices)	27824 (Zip Code)

(252) 925-9411

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Act:    Common stock, $3.50 par value per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for its most recent fiscal year were: $ 23,842,566

On December 31, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates was $25,573,050.

On March 12, 2003, the number of outstanding shares of Registrant’s common stock was 2,032,516.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement dated March 19, 2003, are incorporated into Part III of this Report.

Transitional Small Business Disclosure Format:    Yes ☐    No ☒

PART I

Item 1.    Description of Business

General.    ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp operates through, and its principal asset is its investment in, The East Carolina Bank (the “Bank”) which operates as Bancorp’s wholly-owned subsidiary.

Bancorp was organized on March 4, 1998, by the Bank and at the direction of the Bank’s Board of Directors, to serve as the Bank’s parent holding company. Effective July 22, 1998, and to effect the reorganization, (i) an “interim bank” subsidiary of Bancorp (newly formed for the purpose of such transaction) was merged into the Bank (with the Bank as the surviving corporation), (ii) the outstanding shares of the Bank’s common stock were converted into an identical number of shares of Bancorp’s Common Stock with the result that the then current shareholders of the Bank became shareholders of Bancorp (with the same relative ownership interests that they had in the Bank) and (iii) Bancorp became the Bank’s sole shareholder. The Bank continues to exist under its separate charter and bylaws but as the wholly-owned subsidiary of Bancorp, and continues to conduct its banking business at all its previous banking offices.

Sale of Preferred Trust Securities.    On June 26, 2002, a newly-formed business trust subsidiary of Bancorp, ECB Statutory Trust I, privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to Bancorp, were used to purchase an aggregate of $10.3 million in junior subordinated debentures issued by Bancorp. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. Subject to certain limitations, Bancorp has fully and unconditionally guaranteed its Trust subsidiary’s obligations under the preferred trust securities. Substantially all the proceeds from the transaction are being counted as “Tier 1” capital on Bancorp’s books and have been or will be used by Bancorp to supplement Bancorp’s and the Bank’s capital and support their continued operations and growth.

The Bank.    The Bank is an FDIC-insured, North Carolina-chartered bank which was organized in 1919 and is engaged in a general, community-oriented commercial and consumer banking business. The Bank currently maintains 17 full-service banking offices in nine counties in North Carolina, together with three loan production offices. Its deposits are insured under the FDIC’s Bank Insurance Fund (“BIF”) to the maximum amount permitted by law. The Bank has two wholly-owned subsidiaries. ECB Realty, Inc. holds title to five of the Bank’s branch offices which it leases to the Bank. The second subsidiary, ECB Financial Services, Inc., formerly provided courier services to the Bank but is currently inactive.

The Bank’s operations are primarily retail oriented and directed toward individuals, small- and medium-sized businesses and local governmental units located in its banking markets, and its deposits and loans are derived primarily from customers in its banking markets. While the Bank provides most traditional commercial and consumer banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured loans. The Bank’s primary source of revenue is interest income from its lending activities, and it has pursued a strategy of growth through internal expansion by establishing branch offices in communities within its banking markets.

The Bank’s banking markets are located in the east central and northeastern portions of North Carolina and along North Carolina’s Outer Banks. During 2002, the Bank received regulatory approval to convert its loan production offices to full service offices in 2003. The Bank’s market will extend into the southern coastal plains of North Carolina with the opening of the proposed new offices.

The Bank makes a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses located primarily in its banking markets for various personal, business and agricultural purposes, including term and installment loans, home equity lines of credit and overdraft checking credit.

The Bank’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. It is the Bank’s policy to monitor its competition in order to keep the rates paid on its deposits at a competitive level. The Bank’s banking markets include primarily smaller communities where its emphasis on customer service provides it with a stable source of core funding. The vast majority of the Bank’s deposits are generated from within its banking markets, but the Bank does accept brokered deposits and actively solicits public funds deposits in its markets.

Competition.    The Bank competes for deposits in its banking markets with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders. Commercial banking in the Bank’s banking markets and in North Carolina as a whole is extremely competitive. North Carolina is the home of two of the largest commercial banks in the United States, each of which has branches located in certain of the Bank’s markets, and 17 other commercial banks, thrift institutions and credit unions also are represented in its banking markets.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer more sophisticated cash management and other commercial banking services. Many of the Bank’s competitors have greater resources, broader geographic markets and higher lending limits than the Bank, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation as a community bank in its local markets, its direct customer contact, its ability to make credit and other business decisions locally, and its personalized service, to counter these competitive disadvantages.

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

Supervision and Regulation.    Bancorp is a bank holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and, as such, is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB under the BHCA. Bancorp has not elected to be a “financial holding company.” Its activities are limited to those permitted for bank holding companies under the BHCA, and it is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other financial institution or bank holding company. Additionally, the BHCA prohibits Bancorp from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for bank holding companies.

Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their regulators, subject to certain limits.

The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities, and insurance industries. The economic effects of the GLB Act on the banking industry, and competitive conditions in the financial services industry generally, may be profound. The GLB Act expanded opportunities for Bancorp and the Bank to provide other services and obtain other revenues in the future, and also may present new competitive challenges

As an insured, state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance

Corporation (“FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”). Absent approval of the FDIC, the Bank is prohibited from engaging as principal in activities that are not permitted for national banks, and it is prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

As a subsidiary of Bancorp, the Bank is subject to restrictions under Federal law on the amount of, and its ability to enter into, transactions with, or investments in the securities of, Bancorp and other entities considered to be “affiliates” of the Bank.

Though it is not a member of the Federal Reserve System, the Bank is subject to the FRB’s reserve requirements applicable to all banks, and its business is significantly influenced by the fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the Bank’s cost and the availability of funds and the rates of interest charged on its loans and paid on its deposits.

The FRB, the FDIC and the Commissioner have broad powers to enforce laws and regulations applicable to Bancorp and the Bank and to require corrective action of conditions affecting the Bank’s safety and soundness. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

Employees.    Bancorp does not have any separate employees. As of December 31, 2002, the Bank employed 163 full-time employees (including its and Bancorp’s executive officers) and 14 part-time employees. The Bank and its employees are not parties to any collective bargaining agreement, and the Bank considers its relations with its employees to be good.

Statistical Data.    Certain statistical data regarding Bancorp’s business is included in the information contained in Item 6 of this Report.

Item 2.    Description of Property.

Bancorp’s offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and Bancorp does not own or lease any separate properties. The Bank maintains the following 17 offices, nine of which it owns, five of which are owned by ECB Realty, Inc. and leased to the Bank, and three of which are held under leases with unaffiliated third parties. All of the Bank’s existing banking offices are in good condition and fully equipped for the Bank’s purposes.

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
Avon branch office (leased)
Hatteras branch office (leased from CFR)
Ocracoke branch office (owned)
Loan Productions Offices:	Morehead City (leased)
Williamston (leased)
Wilmington (leased)

Item 3.    Legal Proceedings.

At December 31, 2002, Bancorp was not a party to any legal proceeding that is expected to have a material effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Bancorp’s Common Stock was first issued on July 22, 1998, when it became the Bank’s parent holding company. The Common Stock was listed on The Nasdaq SmallCap Market on November 23, 1998, under the trading symbol “ECBE.” Previously, it had been traded on the OTC Bulletin Board. On March 12, 2002, there were 679 holders of record of Bancorp’s Common Stock.

The per share cash dividends paid by Bancorp during each quarterly period during 2002 and 2001 and the quarterly high and low prices of Common Stock during those two years are set forth in Table 18 which is included in Item 6 of this Report. Bancorp’s sole source of funds for the payment of dividends on its Common Stock is dividends paid to it by the Bank on the shares of the Bank’s Common Stock held by Bancorp. The declaration and payment of future dividends by the Bank will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements generally applicable to North Carolina banks, and other factors. Bancorp’s ability to pay dividends also is subject to its own separate factors, including its earnings and financial condition, capital requirements and regulatory restrictions applicable to bank holding companies.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp’s wholly-owned subsidiary, The East Carolina Bank (the “Bank”) (Bancorp and the Bank collectively referred to hereafter as the “Company”), is a state-chartered community bank which was founded in 1919. As part of the Bank’s growth strategy, management of the Bank perceived that the formation of a holding company likely would result in certain advantages, including additional flexibility in expansion of the Bank’s business through the acquisition of other financial institutions or of branch offices of other institutions, in the raising of additional capital through borrowing (if needed) and provide the flexibility to engage in other financial services activities through newly formed subsidiaries or through the acquisition of existing companies.

The Bank offers a full range of banking services through 17 branches and three loan production offices (located in Williamston, Morehead City and Wilmington) that serve eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Currituck, Avon, Hatteras, Ocracoke, Greenville (two branches), Washington, New Bern and Hertford.

Management’s discussion and analysis of financial condition and results of operations are presented to assist in understanding the financial condition and results of operations of ECB Bancorp, Inc. and its wholly-owned subsidiary, The East Carolina Bank, for the years 2002, 2001, and 2000. This discussion and the related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes.

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

Liquidity is the Bank’s ability to generate cash to fund asset growth, to meet deposit withdrawals, to maintain regulatory reserve requirement and to pay operating expenses. The principal sources of liquidity are the Bank’s investment portfolio, interest from loans and investments, loan principal repayments, and increases in deposits.

Certain critical accounting policies affect the more significant judgements and estimates used in the preparation of the consolidated financial statements. For example, the Company maintains a reserve for probable loan losses for estimated probable losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required. For further discussion of the estimates used, refer to the section captioned Summary of Loan Loss Experience.

Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the FDIC has established capital adequacy guidelines. These guidelines relate to the Bank’s Leverage Capital, Tier 1 and Total Risk Based Capital (“RBC”).

For The East Carolina Bank, Leverage Capital consists of total shareholders’ equity excluding unrealized gains or losses, net of income taxes, on securities available-for-sale. As of December 31, 2002, the Bank’s Leverage Ratio was 9.98% compared to 8.43% and 9.24%, respectively, at year-end 2001 and 2000. For regulatory purposes, a well-capitalized financial institution must have a Tier 1 Leverage Ratio of at least 5.00%.

Within the RBC calculations, The East Carolina Bank’s assets, including loan commitments and other off-balance sheet items, are weighted according to Federal regulatory guidelines for risk considered inherent in the assets. The East Carolina Bank’s Tier 1 RBC ratio as of December 31, 2002 was 12.94%, which is, along with ratios of 11.33% and 12.49% for 2001 and 2000, respectively, are representative of a well-capitalized institution. The calculation of the Total RBC ratio allows, in The East Carolina Bank’s circumstances, the inclusion of the allowance for probable loan losses in capital, but only to the maximum of 1.25% of risk-weighted assets. As of December 31, 2002, The Bank’s Total RBC was 14.03%, which is representative of a well-capitalized institution. The Total RBC ratios for 2001 and 2000 were 12.58% and 13.75%, respectively, both of which were representative of a well-capitalized financial institution.

As of December 31, 2002, shareholders’ equity totaled $29.6 million compared to $25.5 million at December 31, 2001. Shareholders’ equity for 2002 included net unrealized securities gains of $1,969,000 and net unrealized securities gains of $101,000 in 2001.

An adequate capital position provides the Company with expansion capabilities. Retention of sufficient earnings to maintain that adequate capital position is an important factor in determining dividends. During 2002, the Company declared $823,742 in dividends, versus $744,200 in 2001 and $693,424 in 2000. As a percentage of net income in 2002, dividends were 23.6%. On a per share basis, dividends declared in 2002 represented an increase of 11.11% over dividends per share declared in 2001.

In 2002, the Company had net income of $3,488,158 or $1.70 basic and $1.69 diluted earnings per share, compared to $2,569,303 or $1.25 basic and $1.24 diluted earnings per share for the year ended December 31, 2001.

Net interest income for 2002 was $14,036,030, an increase of $1,915,091 or 15.80% when compared to net interest income of $12,120,939 earned during 2001. The Company’s net interest margin, on a tax-equivalent basis, for the year-ended December 31, 2002 was 4.82% compared to 4.81% in 2001. The basically unchanged position of the Company’s net interest margin is attributable to a relatively stable interest rate environment during 2002. An environment that saw only one movement in the federal reserve target rate, a 50 basis point decrease occurring in late December 2002.

Total interest income decreased $389,665 during 2002 compared to 2001, principally due to lower interest rates on earning assets. An increase of approximately $40.2 million in average earning assets during 2002 produced an additional $2.9 million of interest income but was offset by a reduction of $3.2 million in interest income as the result of lower rates being earned on earning assets. Yield on average earning assets, on a tax-equivalent basis, for 2002 was 6.59% compared to

7.74% in 2001. This decrease in the Company’s yield on earning assets is a result of a lower interest rate environment as the Federal Reserve Board has lowered the federal funds target rate by 475 basis points since January 2001.

Total interest expense decreased $2,304,756 during 2002 compared to 2001, the result of a much lower interest rate environment. The cost of funds for the Company during 2002 was 2.19%, a decrease of 148 basis points when compared to 3.67% in 2001. The volume of average interest-bearing liabilities increased by approximately $34.8 million in 2002 which generated an additional $1.2 million of interest expense but was offset by a decrease in interest expense of $3.5 million as the result of lower interest rates paid on interest-bearing liabilities during 2002.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

Total assets increased $74.8 million to $386.3 million, an increase of 24.2% when compared to $311.5 million at December 31, 2001. Asset growth was funded by $10 million of trust preferred securities issued by the Company late in the second quarter of 2002, additional Federal Home Loan Bank advances and other short-term borrowings of approximately $30.0 million, and increased deposits of $32.8 million.

On June 26, 2002 the Company completed a private issuance of $10.0 million in trust preferred securities as part of a pooled re-securitization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate, and the initial coupon, set at 5.34%, is payable quarterly. During the third quarter, management implemented a cost recovery strategy to leverage the additional capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread. After considerable analysis, management decided to implement a blended leverage transaction consisting of adjustable rate mortgage (ARM) and fixed rate mortgage spread products totaling $40.0 million. ARM products totaling $15.0 million were purchased while $25.0 million of 15 and 20 year mortgage-backed securities made up the remaining portion of the transaction. Use of fixed rate mortgage-backed securities provides the highest yields available and also provide monthly cash flow to help fund loan growth. Transferring the assets to prime based adjustable rate loans reduces the risk of increasing liability cost in a rising interest rate environment. These assets are funded by approximately $15.0 million of short-term (90-day) repurchase agreements, $15.0 million in FHLB advances and $10.0 million of pooled trust preferred securities. The transaction is expected to produce positive returns to the Bank and cover the interest expense of the pooled trust preferred securities.

The Bank’s ALCO committee will monitor the performance of the transaction on a monthly basis and will update the Board on a quarterly basis.

Loans receivable have increased $38.8 million from $188.9 million at December 31, 2001 to $227.9 million at December 31, 2002. The Company has experienced favorable loan demand from all of its markets throughout the year. Real estate and real estate related loans have increased by $34.2 million since year-end 2001.

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

Nonperforming assets, which consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans, were $473,000 and $478,000 which represented .21% and .25% of loans outstanding at December 31, 2002 and 2001, respectively. At December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $0, compared to $68,000 at December 31, 2001.

The provision for probable loan losses charged to operations during 2002 was $640,000, compared to $439,000 for the year ended 2001. Net charge-offs for 2002 totaled $340,000, compared to net charge-offs of $389,000 in 2001. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Noninterest income, principally charges for the use of the Company’s services, is a significant contributor to net earnings. Noninterest income increased $1,042,587 or 30.41% to $4,470,876 during 2002 from $3,428,289 in 2001.This is principally due to a net increase of $994,463 in Overdraft Banking Privilege (ODP) fees generated from a new banking product introduced by the Bank in December of 2001. Uncollected and charged-off ODP advances of approximately $306,053 and third party vendor fee expense of $401,165 have been netted from gross ODP fees generated. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. The product is designed to assist customers in the event of checking account overdrafts by automatically advancing funds to their account. An additional $269,156 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by the BOLI policies is not taxable. The Company generated an additional $99,416 of fee income through its new Financial Services Department which offers customers an array of financial products. These products became available early in the first quarter of 2002. During 2002, the Bank had a net gain on the sale of securities of $80,485 compared to $437,918 during 2001.

Noninterest expense increased $1,358,929 or 11.69% to $12,974,737 during 2002 from $11,615,808 in 2001. Salary expense increased $287,271 over the prior year period as a result of general salary increases of $150,666 and additional salary expense of $136,605 associated with the Bank’s new financial services department formed during December of 2001 and a new Loan Production Office located in Williamston, NC. Employee benefit expense increased $513,390 over the prior year period as the Company increased its incentive pay accrual by $285,839 over 2001. Incentive plan pay-out is expected to be at higher levels in 2002 due to operating results greatly exceeding those experienced by the Company in prior years. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of approximately $197,513 during 2002. This benefit is funded through the aforementioned BOLI policies. It is expected the Bank’s annual return on the purchased life insurance policies will cover its cost associated with these benefits. Bank occupancy expense increased $51,017 as a result of increased building depreciation of $37,956 on new branches and $11,654 of rental expense associated with newly opened loan production offices. Equipment expense increased $33,909 as equipment maintenance increased $59,750, partially offset by a reduction in equipment repair expense of $28,812. Professional fees, which increased $89,538 over the prior year period, are primarily the result of additional consulting expense in connection with the Company’s first quarter strategic planning session and outside legal services. Other operating expenses increased $357,589 from $2,405,784 in 2001 to $2,763,373 during 2002. This increase is primarily due to write-down on repossessed loan collateral of $192,090, increased utilization of outside service providers of $72,921 and increased contributions of $91,352. These increases were partially offset by a reduction in loss on disposal of fixed assets of $153,497.

Income tax expense for 2002 and 2001 was $1,404,000 and $925,000, respectively, resulting in effective tax rates of 28.70% and 26.47%, respectively. The increase in the Bank’s effective tax rate for 2002 is the result an increased state tax liability. Changes in the mix of investments within the Bank’s investment portfolio during 2002 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

2001

In 2001, the Company had net income of $2,569,303 or $1.25 basic and $1.24 diluted earnings per share, compared to $2,366,878 or $1.13 basic and diluted earnings per share for the year ended December 31, 2000.

Net interest income increased $446,382 as a result of an increase in interest income of $759,494 partially offset by an increase in interest expense of $313,112. This increase in the Company’s net interest income is attributable to loans representing a larger portion of the Company’s total earning assets as the average volume of loans increased $22.3 million over 2001.

The Company’s net interest margin, on a tax-equivalent basis, for the year ended December 31, 2001 was 4.81% compared to 5.31% in 2000. The decline of the Company’s net interest margin is attributable to the negative effect of a net asset-sensitive interest rate gap position during a falling rate environment and the increase in funding cost as a result of increased balances of certificates of deposit.

The yield on average earning assets, on a tax-equivalent basis, for the year ended December 31, 2001 was 7.74% compared to 8.54% in 2000. This decrease in the Company’s yield on earning assets is a result of a lower interest rate environment compared to 2000 as the Federal Reserve Board has lowered the federal funds target rate by 475 basis points since late in the fourth quarter of 2000. The Bank is asset sensitive in the initial 90 to 120 day time horizon as interest rates on approximately 43% of the loan portfolio float with the prime rate. Consequently, the net interest margin would be negatively affected by decreases in interest rates during this period. Beyond this initial asset sensitive period the Bank becomes liability sensitive on a cumulative basis due to re-pricing opportunities within the certificate of deposit portfolio. Thus, the Company believes that in the near term (twelve months), net interest income would not likely experience significant downward pressure from rising interest rates. Similarly, management would not expect a significant increase in the near term net interest income from falling rates. Generally, when rates change, the Company’s interest-sensitive assets that are subject to adjustment reprice immediately at the full amount of the change, while the Company’s interest-sensitive liabilities that are subject to adjustment reprice at a lag to the rate change and typically not to the full amount of the rate change. The net effect is that the twelve month horizon, as rates change, the impact of having a higher level of of interest-sensitive liabilities is substantially negated by the later and typically lower proportionate change they experience compared to interest-sensitive assets.

The cost of funds for the Company during 2001 was 3.67%, a decrease of 47 basis points when compared to 4.14% for 2000 as a result of a lower interest rate environment. Total interest expense increased $313,000 when compared to 2000, largely as the result of average certificate of deposit balances increasing $31.0 million in 2001.

Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the allowance for probable loan losses. The factors that influence management’s judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of probable losses inherent in the portfolio and current economic conditions. The Company’s “watch list” committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all loans classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about information available to them at the time of their examination.

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

The provision for probable loan losses charged to operations during 2001 was $439,000, compared to $242,000 for the year ended 2000. Net charge-offs for 2001 totaled $389,000, compared to net charge-offs of $142,000 in 2000. Higher current year net charge-offs are partially the result of a land development credit loss of approximately $100,000. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Noninterest income, principally charges for the use of the Company’s services, is a significant contributor to net earnings. Total noninterest income was $3,428,000 during 2001, an increase of $1,164,000 or 51.41% when compared to 2000. Service charges on deposit accounts increased $353,000 or 24.89%, as the result of increased fees on transaction accounts of $32,000 and non-sufficient-funds (NSF) service charges of $230,000 when compared to 2000. Other service charges and fees increased $341,000 or 43.21% as net fees derived from a new accounts receivable purchase product introduced in the second quarter of 2000 increased $29,000 while the Bank’s newly formed Insurance Services generated fees of $80,000. In addition, the Bank’s mortgage department increased loan settlement service fees by $155,000 as reductions in mortgage rates spurred homeowners to refinance. Income from merchant services increased $58,000, or 21.32%, the result of an increase in the number of merchant accounts. During 2001, the Bank realized gains on the sale of securities of $438,000 compared to $5,000 in 2000.

During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service. This benefit is funded through Bank Owned Life Insurance (BOLI) policies. It is expected the Bank’s annual return on the purchased life insurance policies will cover its cost associated with these benefits and the Bank’s annual funding cost. Income received from the policies is non-taxable to the Bank.

Noninterest expenses increased by $1,221,000 or 11.75% to $11,615,000 in 2001 compared to $10,394,000 in 2000. This increase is principally due to increases in salary and employee benefits expense of $676,000 or 12.94%. Salary expense was $4,462,000 during 2001 compared to $3,977,000 during 2000, an increase of $485,000 or 12.20%. The opening of offices in New Bern and Hertford accounted for approximately $157,000 of the personnel expense increase while additional staffing within the Company’s home offices accounted for an additional $296,000 of personnel expense.

Retirement and other employee benefits expense was $1,440,000 during 2001, increasing $191,000 or 15.29% from 2000 as a result of an increase in the Company’s employee incentive program of $45,000 and employee health insurance premiums of $52,000. Occupancy expense increased $107,000 or 12.68% to $951,000 compared to $844,000 in 2000. The Company’s building taxes and insurance expense increased $54,000 or 43.20% as a result of opening the Hertford and New Bern offices during the third quarter of 2000 and the building of a new facility for the Company’s Currituck office in the Spring of 2001. Equipment expense increased $72,000 as equipment depreciation increased $66,000 and maintenance and repairs increased $62,000, partially offset by decreases in miscellaneous equipment expense of $41,000 and technology lease payments of $23,000. Bank supply expense decreased $51,000 during 2001 due to approximately $35,000 of nonrecurring expenses related to the implementation of the Bank’s check image statement during the first quarter of 2000. Other operating expenses increased $377,000 from $2,029,000 in 2000 to $2,406,000 for the year ended December 31, 2001. This increase is partially due to write off of leasehold improvements and other losses associated with the relocation of the Bank’s Barco banking office to Currituck of $156,000. In addition, director advisory fees and fiduciary related insurance increased $48,000 and $58,000, respectively, over the prior year period.

Income tax expense for the years ended December 31, 2001 and 2000 was $925,000 and $935,000, respectively, resulting in effective tax rates of 26.47% and 28.32%, respectively. Tax-exempt interest income increased $113,000 or 17.10% to $774,000 from the $661,000 recorded in 2000 and had the effect of reducing the Bank’s effective tax rate when compared to the prior year period. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

Total assets increased to $311.5 million, an increase of $43.1 million or 16.06% when compared to $268.4 million at December 31, 2000. Asset growth was funded by increased non-interest bearing demand deposits of $10.6 million and certificates of deposit of $19.6 million. Additional asset growth occurred as the result of the Bank’s implementation of a leverage strategy using $10.0 million in advances from the Federal Home Loan Bank of Atlanta during the third quarter of 2001. This transaction was designed to improve the Bank’s return on equity without increasing the Bank’s rate sensitivity to an unacceptable level.

Loans receivable have increased $16.2 million from $173.0 million at December 31, 2000 to $188.9 million at December 31, 2001. The Company has experienced steady loan demand from all of its markets throughout the year. The Bank’s investment securities portfolio increased $16.2 million over the prior year period, principally the result of the aforementioned $10.0 million leverage transaction executed in July of 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by a sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The implementation did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This Statement requires financial institutions to subject all of their goodwill, including amounts previously recorded as intangible assets relating to transactions now determined to be business combinations under SFAS No. 147, to an annual impairment test instead of amortizing the asset over its estimated useful life. The adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

FORWARD LOOKING STATEMENTS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(dollars in thousands)
ASSETS
Loans—net (1)	$202,334	7.15%	$14,471	$180,807	8.51%	$15,388	$158,622	9.39%	$14,900
Taxable securities	71,003	5.53%	3,927	52,467	6.19%	3,247	49,525	6.43%	3,183
Non-taxable securities (2)	23,044	5.74%	1,323	18,575	6.31%	1,173	13,608	7.11%	968
Overnight investments	4,260	2.35%	100	8,621	4.09%	353	4,502	6.22%	280

Total interest-earning assets	300,641	6.59%	$19,821	260,470	7.74%	$20,161	226,257	8.54%	$19,331
Cash and due from banks	13,947			12,052			10,542
Bank premises and equipment, net	8,193			8,460			7,274
Other assets	11,000			5,875			3,974

Total assets	$333,781			$286,857			$248,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$214,514	2.01%	$4,310	$198,955	3.68%	$7,313	$170,424	4.11%	$7,004
Short-term borrowings	10,121	1.14%	115	4,270	2.32%	99	3,377	5.30%	179
Long-term obligations	18,500	4.92%	911	5,077	4.49%	228	3,000	4.80%	144

Total interest-bearing liabilities	243,135	2.19%	5,336	208,302	3.67%	7,640	176,801	4.14%	7,327
Non-interest-bearing deposits	61,158			51,255			47,287
Other liabilities	2,179			2,259			1,231
Shareholders’ equity	27,309			25,041			22,728

Total liabilities and shareholders’ equity	$333,781			$286,857			$248,047

Net interest income and net yield on interest-earning assets (FTE) (3)		4.82%	$14,485		4.81%	$12,521		5.31%	$12,004

Interest rate spread (FTE) (4)		4.40%			4.07%			4.40%

(1)	Average loans include non-accruing loans. Amortization of deferred loan fees of $333,000, $367,000, and $203,000 for 2002, 2001, and 2000, respectfuly, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $449,000, $399,000, and $329,000 for the years 2002, 2001, and 2000, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 below analyzes the effect of variances in volume and rate on taxable-equivalent interest income, interest expenses and net interest income.

Table 2

VOLUME AND RATE VARIANCE ANALYSIS

	2002 compared to 2001			2001 compared to 2000
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net
	(dollars in thousands)
Loans	$1,686	$(2,603)	$(917)	$1,986	$(1,498)	$488
Taxable securities	1,086	(406)	680	186	(122)	64
Non-taxable securities (2)	269	(119)	149	332	(129)	204
Overnight investments	(140)	(113)	(253)	212	(139)	73

Interest income	2,900	(3,241)	(341)	2,718	(1,889)	829
Interest-bearing deposits	442	(3,445)	(3,003)	1,111	(802)	309
Short-term borrowings	101	(85)	16	34	(114)	(80)
Long-term obligations	632	51	683	96	(12)	84

Interest expense	1,175	(3,479)	(2,304)	1,241	(928)	313

Net interest income	$1,726	$238	$1,963	$1,476	$(961)	$516

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $449,000, $399,000, and $329,000 for the years 2002, 2001, and 2000, respectively.

Interest Sensitivity

Rate sensitivity analysis, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth the Company’s interest sensitivity analysis at December 31, and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that management considers rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2002, the Company had a negative one year cumulative gap of 32.5% of interest-earning assets. The Company has interest-earning assets of $128 million maturing or repricing within one year and interest-bearing liabilities of $243 million repricing or maturing within one year. This is primarily the result of stable core deposits being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, this position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

The Company’s savings and core time deposits of $154 million include interest-bearing checking and savings accounts of $88 million. These deposits are considered as repricing in the earliest period because the rate can be changed weekly. However, history has shown that the decreases in the rates paid on these deposits have little, if any, effect on their movement out of the Company. Therefore, in reality, they are not sensitive to changes in market rates and could be considered as non-rate sensitive. If this change were made, the Company’s rate sensitive liabilities would be more closely matched at the end of the one year period.

Table 3

RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 2002

	3 Months Or less	4 to 12 Months	Total within 12 Months	Over 12 Months	Total
	(dollars in thousands)
Earning Assets
Loans—gross	$108,545	$12,701	$121,246	$106,637	$227,883
Investment securities	1,177	2,269	3,446	116,871	120,317
FHLB stock	1,428	—	1,428	—	1,428
Federal funds sold	2,000	—	2,000	—	2,000

Total earning assets	$113,150	$14,970	$128,120	$223,508	$351,628

Percent of total earning assets	32.2%		36.4	63.6%	100.0%
Cumulative percentage of total earning assets	32.2%	36.4	36.4	100.0%

Interest-bearing liabilities
Time deposits of $100,000 or more	$43,764	$34,384	$78,148	$1,748	$79,896
Savings, NOW and Money Market deposits	88,320	—	88,320	—	88,320
Other time deposits	24,464	31,367	55,831	10,331	66,162
Short-term borrowings	17,221	3,000	20,221	—	20,221
Long-term obligations	—	—	—	32,000	32,000

Total interest-bearing liabilities	$173,769	$68,751	$242,520	$44,079	$286,599

Percent of total interest-bearing liabilities	60.6%	24.0%	84.6%	15.4%	100.0%
Cumulative percent of total interest-bearing liabilities	60.6%	84.6%	84.6%	100.0%

Ratios
Ratio of earning assets to interest-bearing liabilities (gap ratio)	65.1%	21.8%	52.8%	507.1%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	65.1%	52.8%	52.8%	122.7%
Interest sensitivity gap	$(60,619)	$(53,781)	$(114,000)	$179,429	$65.029
Cumulative interest sensitivity gap	$(60,619)	$(114,400)	$(114,000)	$65,029	$65.029
As a percent of total earning assets	-17.2%	-32.5%	-32.5%	18.5%	18.5%

In periods of rising interest rates, the Company’s rate-sensitive assets cannot be repriced as quickly as its rate-sensitive liabilities. Thus, the Company’s net interest income generally will decrease during a period of rising interest rates. In periods of declining interest rates the opposite occurs.

As of December 31, 2002, approximately 36.4% of the Company’s interest-earning assets could be repriced within one year and approximately 59.0% of interest-bearing assets could be repriced within five years. Approximately 84.6% of interest-bearing liabilities could be repriced within one year and 94.8% of interest-bearing liabilities could be repriced within five years.

MARKET RISK

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company's interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company's overall earnings.

The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest bearing assets and liabilities so as to mitigate the effect of changes in the rate environment.

Table 4

MARKET RISK ANALYSIS

	Principal Maturing in Years ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(dollars in thousands)
ASSETS
Loans
Fixed Rate	$17,884	$19,718	$20,661	$22,521	$27,002	$16,734	$124,520	$127,824
Average rate (%)	8.08%	7.84%	7.56%	7.58%	7.06%	7.08%	7.51%
Variable Rate	39,087	8,290	5,253	7,828	21,278	21,627	103,363	103,363
Average rate (%)	5.00%	4.83%	4.94%	4.88%	5.27%	5.37%	5.11%
Investment securities
Fixed Rate	3,366	6,146	3,884	1,997	3,426	98,296	117,115	120,317
Average rate (%)	6.33%	4.90%	4.97%	4.93%	4.93%	5.26%	5.25%
Federal funds sold
Variable Rate	2,000	—	—	—	—	—	2,000	2,000
Average rate (%)	1.00%	—	—	—	—	—	1.00%
LIABILITIES
Savings and interest-bearing checking
Variable Rate	88,320	—	—	—	—	—	88,320	88,320
Average rate (%)	0.64%	—	—	—	—	—	0.64%
Certificates of deposits
Fixed Rate	133,589	6,364	5,715	—	—	—	145,668	146,058
Average rate (%)	2.21%	3.03%	3.58%	—	—	—	2.30%
Variable Rate	390	—	—	—	—	—	390	390
Average rate (%)	1.09%	—	—	—	—	—	1.09%
Short-term borrowings
Variable Rate	20,221	—	—	—	—	—	20,221	20,221
Average rate (%)	1.47%	—	—	—	—	—	1.47%
Long-term obligations
Fixed Rate	—	3,000	3,000	8,000	3,000	15,000	32,000	33,342
Average rate (%)	—	2.52%	3.03%	4.92%	3.70%	5.79%	4.30%

Noninterest income, principally charges for the use of the Company’s services, is a significant contributor to net earnings. Total noninterest income was $4,470,000 during 2002, an increase of $1,043,000 or 30.41% when compared to 2001. This is principally due to a net increase of $994,000 in Overdraft Banking Privilege (ODP) fees generated from a new banking product introduced by the Bank in December of 2001. Uncollected and charged-off ODP advances of approximately $306,000 and third party vendor fee expense of $401,000 have been netted from gross ODP fees generated. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. The product is designed to assist customers in the event of checking account overdrafts by automatically advancing funds to their account. An additional $269,000 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by BOLI policies is not taxable. The Company generated an additional $99,000 of fee income through its new Financial Services Department which offers customers an array of financial products. These products became available early in the first quarter of 2002. During 2002, the Bank had a net gain on the sale of securities of $80,000 compared to $438,000 during 2001.

Table 5

NONINTEREST INCOME

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Service charges on deposit accounts	$2,793	$1,771	$1,418
Other service charges and fees	1,270	1,130	789
Net gain (loss) on sale of securities	80	438	5
Net gain on sale of real estate acquired in settlement of loans and real estate held for sale	—	—	9
Income from bank owned life insurance	269
Other	59	89	43

Total	$4,471	$3,428	$2,264

Noninterest expenses increased by $1,359,000 or 11.69% to $12,975,000 in 2002 compared to $11,616,000 in 2001. Salary expense increased $287,000 over the prior year period as a result of general salary increases of approximately $151,000 and additional salary expense of $136,000 associated with the Bank's new financial services department formed during December of 2001 and a new Loan Production Office located in Williamston, NC. Employee benefit expense increased $513,000 over the prior year period as the Company increased its incentive pay accrual by $286,000 over 2001. Incentive plan pay-out was at higher levels in 2002 due to operating results greatly exceeding those experienced by the Company in prior years. During November 2001, the Bank entered into separate agreements with its directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of approximately $198,000 during 2002. This benefit is funded through the aforementioned BOLI policies. It is expected the Bank's annual return on the purchased life insurance policies will cover the cost associated with these benefits. Bank occupancy expense increased $51,000 as a result of increased building depreciation of $38,000 and $12,000 of rental expense associated with newly opened loan production offices. Equipment expense increased $34,000 as equipment maintenance increased $60,000, partially offset by a reduction in equipment repair expense of $29,000. Professional fees, which increased $90,000 over the prior year, are primarily the result of additional consulting expense in connection with the Company's first quarter strategic planning session and outside legal services. Other operating expenses increased $358,000 from $2,406,000 in 2001 to $2,763,000 during 2002. This increase is primarily due to the write-down on repossessed loan collateral of $192,000, increased utilization of outside service providers of $73,000 and increased contributions of $91,000. These increases were partially offset by a reduction in loss on disposal of fixed assets of $153,000.

Table 6

NONINTEREST EXPENSES

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Salaries	$4,749	$4,462	$3,977
Retirement and other employee benefits	1,954	1,440	1,249
Occupancy	1,002	951	844
Equipment	1,372	1,338	1,266
Professional fees	315	225	190
Supplies	294	276	327
Telephone	313	319	339
Postage	213	198	173
Other	2,763	2,406	2,029

Total	$12,975	$11,615	$10,394

ANALYSIS OF FINANCIAL CONDITION

Management believes the Company’s financial condition is sound. The following discussion focuses on the factors considered by management to be important in assessing the Company’s financial condition.

The following table sets forth the percentage of significant components of the Company’s balance sheets at December 31, 2002, 2001 and 2000.

Table 7

DISTRIBUTION OF ASSETS AND LIABILITIES

	December 31,
	2002		2001		2000
	(dollars in thousands)
ASSETS
Loans, net	$224,733	58.2%	$186,011	59.7%	$170,166	63.5%
Investment securities	120,317	31.1%	81,531	26.2%	64,777	24.1%
FHLB stock	1,428	0.4%	633	0.3%	633	0.2%
Federal funds sold	2,000	0.5%	7,950	2.6%	1,975	0.7%

Total earning assets	348,478	90.2%	276,125	88.6%	237,551	88.7%

Cash and due from banks	18,345	4.8%	17,473	5.6%	18,342	6.7%
Bank premises and equipment, net	8,616	2.2%	8,208	2.6%	7,882	2.9%
Other assets	10,866	2.8%	9,690	3.1%	4,613	1.6%

Total assets	$386,305	100.0%	$311,496	100.0%	$268,388	100.0%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$66,884	17.3%	$57,207	18.4%	$46,564	17.3%
Savings, NOW and Money Market deposits	88,320	22.9%	77,187	24.8%	75,216	28.0%
Time deposits of $100,000 or more	79,896	20.7%	66,339	21.3%	52,215	19.5%
Other time deposits	66,161	17.1%	67,734	21.7%	62,246	23.2%

Total deposits	301,261	78.0%	268,467	86.2%	236,241	88.0%

Short-term borrowings	20,221	5.2%	5,119	1.6%	2,678	1.0%
Long-term obligations	32,000	8.3%	10,000	3.2%	3,000	1.1%
Accrued expense and other liabilities	3,184	0.8%	2,384	0.8%	2,526	0.9%

Total liabilities	356,666	92.3%	285,970	91.8%	244,445	91.1%

Shareholders’ equity	29,639	7.7%	25,526	8.2%	23,943	8.9%

Total liabilities and shareholders’ equity	$386,305	100.0%	$311,496	100.0%	$268,388	100.0%

INVESTMENT PORTFOLIO

The carrying values of investment securities held by the Company at the dates indicated are summarized as follows:

Table 8

INVESTMENT PORTFOLIO COMPOSITION

	December 31,
	2002	Percentage	2001	Percentage	2000	Percentage
Securities available-for-sale
U.S. Treasury			$2,011	2.4%	$9,043	14.0%
U.S. Government agencies	$12,838	10.7%	17,778	21.8%	24,457	37.7%
Collateralized mortgage obligations	21,120	17.6%	21,665	26.6%	12,406	19.2%
Mortgage-backed securities	59,282	49.3%	18,069	22.2%	4,326	6.7%
Tax-exempt municipals	21,327	17.7%	16,306	20.0%	13,531	20.9%
Preferred stock	5,750	4.8%	5,702	7.0%	1,015	1.5%

Total investments	$120,317	100.0%	$81,531	100.0%	$64,778	100.0%

The following table shows maturities of the carrying values of investment securities held by the Company at December 31, 2002, and the weighted average yields.

Table 9

INVESTMENT PORTFOLIO MATURITY SCHEDULES

	3 Months or Less	Over 3 Months Through 1 Year	Over 1 Year Through 5 Years	Over 5 Years But Within 10 Years	Over 10 Years
Security Type	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Total/Yield
Available-for-sale
U.S. Government agencies	$1,001	$2,066	$9,771	$—	$—	$12,838
	6.24%	5.95%	4.35%			4.76%
Collateralized mortgage obligations	—	—	—	—	21,120	21,120
					5.56%	5.56%
Mortgage-backed securities	—	—	1,027	6,709	51,546	59,282
			3.87%	4.69%	5.18%	5.10%
Tax-exempt municipals	176	203	5,126	14,065	1,757	21,327
	8.12%	9.14%	6.24%	6.04%	5.92%	6.12%
Preferred stock	—	—	—	—	5,750	5,750
					3.43%	4.49%

Total investments	$1,177	$2,269	$15,924	$20,774	$80,173	$120,317

	6.52%	6.23%	4.93%	5.60%	5.17%	5.25%

(1)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $449,000, $399,000, and $329,000 for the years 2002, 2001, and 2000, respectively.

The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2002 the market value of the investment portfolio was approximately $3,201,000 above its book value, which is primarily the result of lower market interest rates compared to the interest rates on the investments in the portfolio.

LOAN PORTFOLIO

The Company’s management believes the loan portfolio is adequately diversified and contains no foreign loans. Real estate loans represent approximately 60.8% of the Company’s loan portfolio. Real estate loans are primarily loans secured by real estate, mortgage, and construction loans. The Company does not have a large portfolio of home mortgage loans. See note (1) below. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2002, the ten largest loans of the Company accounted for approximately 7.7% of the Company’s outstanding loans. As of December 31, 2002, the Company had outstanding loan commitments of approximately $45,441,000. The amounts of loans outstanding and the percentage that such loans represented of total loans at the indicated dates are shown in the following table according to loan type.

Table 10

LOAN PORTFOLIO COMPOSITION

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Real estate - construction	$19,188	$12,881	$7,803	$1,865	$4,560
Real estate - mortgage	119,313	91,428	91,822	81,251	59,978
Installment loans	13,705	12,012	12,449	11,622	11,339
Credit cards and related plans	3,970	3,884	3,960	3,817	3,694
Commercial and all other loans(1)	71,707	68,656	56,932	49,121	53,453

Total	$227,883	$188,861	$172,966	$147,676	$133,024

(1)	The majority of the commercial real estate is owner-occupied and operated.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturity distribution of the Company’s loans as of December 31, 2002. A significant majority of loans maturing after one year are repriced at two and three year intervals. In addition, approximately 45.4% of the Company’s loan portfolio is comprised of variable rate loans.

Table 11

LOAN MATURITIES

	Real Estate			Credit cards and related plans	Commercial and all other loans	Total
	Construction	Mortgage	Installments
	(dollars in thousands)
Due in 1 year or less	$9,257	$13,415	$2,269	$3,057	$28,972	$56,970
Due after 1 year through 5 years:
Floating interest rates	4,871	25,720	493	56	11,509	42,649
Fixed interest rates	1,983	53,394	10,509	—	24,016	89,902
Due after 5 years:
Floating interest rates	1,240	16,414	—	857	4,093	22,604
Fixed interest rates	1,837	10,370	434	—	3,117	15,758

Total	$19,188	$119,313	$13,705	$3,970	$71,707	$227,883

NONPERFORMING ASSETS AND PAST DUE LOANS

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest income appears doubtful or the loan is past due 90 days or more. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. Interest on loans that are classified as non-accrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds in lieu of foreclosure. Such properties are initially recorded at the lower of cost or fair value less estimated costs to sell. Thereafter the properties are maintained at the lower of cost or fair value.

The following table summarizes the Company’s nonperforming assets and past due loans at the dates indicated.

Table 12

NONPERFORMING ASSETS AND PAST DUE LOANS

	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Non-accrual loans	$351	$146	$121	$408	$88
Loans past due 90 or more days still accruing	—	94	—	34	—
Restructured loans	61	67	73	81	92
Foreclosed properties	26	171	58	183	50

Total	$438	$478	$252	$706	$230

At December 31, 2002 and 2001, nonperforming assets and past due loans were approximately .19% and 0.25%, respectively, of the loans outstanding at such dates.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for probable loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of estimated probable loan losses and current economic conditions. The Company’s loan watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship.

At December 31, 2002, the allocated portion of the allowance for probable loan losses assigned to real estate loans increased $228,000 or 14.36%. The shift in allocation is primarily the result of loan volume growth of real estate loans and risk grades assigned to individual loans during management’s assessment of credit quality.

The Bank’s unallocated portion of the allowance for probable loan losses increased $132,000 or 110% as the result of management’s evaluation of various conditions that are not directly measured by any other component of the reserve. One element of this evaluation is the seasoning of the loan portfolio. During 2002, the Bank’s established three loan production offices in new market areas and has experienced rapid loan growth of unseasoned loan portfolios associated with these new markets and as a result management has increased the unallocated portion of the allowance for probable loan losses.

The following table sets forth the allocation of allowance for probable loan losses and percent of total loans in each loan category for each of the years presented.

Table 13

ALLOCATION OF ALLOWANCE FOR PROBABLE LOAN LOSSES

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate	$1,815	60.7%	$1,587	55.2%	$1,660	56.2%	$1,647	56.2%	$1,619	48.5%
Installment loans	128	6.0%	192	6.4%	154	7.9%	237	7.9%	166	8.5%
Credit cards and related plans	137	1.8%	142	2.1%	170	2.6%	166	2.6%	160	2.8%
Commercial and all other loans	818	31.5%	809	36.3%	686	33.3%	646	33.3%	624	40.2%

Total allocated	2,898	100.0%	2,730	100.0%	2,670	100.0%	2,696	100.0%	2,569	100.0%
Unallocated	252		120		130		4		181

Total	$3,150		$2,850		$2,800		$2,700		$2,750

Management considers the allowance for probable loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. It must be emphasized, however, that the determination of the allowance using the Company’s procedures and methods rest upon various judgements and assumptions about economic conditions and other factors affecting loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance for probable loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for probable loan losses or future charges to earnings.

The following table summarizes the Company’s balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

Table 14

LOAN LOSS AND RECOVERY EXPERIENCE

	Year ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Total loans outstanding at end of year	$227,883	$188,861	$172,966	$147,676	$133,024

Average loans outstanding	205,272	183,612	161,356	141,564	127,650

Allowance for probable loan losses at beginning of year	$2,850	$2,800	$2,700	$2,750	$2,660
Loans charged off:
Real estate	0	136	6	69	21
Installment loans	134	83	45	80	89
Credit cards and related plans	123	124	72	72	119
Commercial and all other loans	188	103	114	145	2

Total charge-offs	445	446	237	366	231

Recoveries of loans previously charged off:
Real estate	1	25	2	6	—
Installment loans	21	14	23	25	22
Credit cards and related plans	24	15	31	27	23
Commercial and all other loans	59	3	39	16	34

Total recoveries	105	57	95	74	79

Net charge offs	340	389	142	292	152
Provision for probable loan losses	640	439	242	242	242

Allowance for probable loan losses at end of year	$3,150	$2,850	$2,800	$2,700	$2,750

RATIOS
Net charge offs during year to average loans outstanding	0.17%	0.21%	0.09%	0.21%	0.12%
Net charge offs during year to loans at year-end	0.15%	0.21%	0.08%	0.20%	0.11%
Allowance for probable loan losses to average loans	1.53%	1.55%	1.74%	1.91%	2.15%
Allowance for probable loan losses to loans at year-end	1.38%	1.51%	1.62%	1.83%	2.07%
Net charge offs to allowance for probable loan losses	10.79%	13.65%	5.07%	10.81%	5.53%
Net charge offs to provision for probable loan losses	53.13%	88.61%	58.68%	120.66%	62.81%

DEPOSITS

The average amounts of deposits and interest rates thereon of the Company for the years ended December 31, 2002, 2001, and 2000 are summarized below.

Table 15

AVERAGE DEPOSITS

	Year ended December 31,
	2002		2001		2000
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing demand deposits	$67,787	0.76%	$62,751	1.29%	$62,904	2.18%
Savings deposits	15,510	0.59%	13,556	1.18%	13,930	1.58%
Time deposits	131,217	2.82%	122,648	5.17%	93,590	5.79%

Total interest-bearing deposits	214,514	2.01%	198,955	3.68%	170,424	4.11%

Noninterest-bearing deposits	61,158		51,255		47,287

Total deposits	$275,672	1.56%	$250,210	2.92%	$217,711	3.22%

The Company has a large, stable base of time deposits with little dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposits and individual retirement accounts obtained from individual customers. Deposits of certain local governments and municipal entities represented approximately 21.6% of the Company's total deposits at December 31, 2002. All such public funds are collateralized by investment securities.

As of December 31, 2002, the Company held approximately $79,896,000 in time deposits of $100,000 or more and time deposits less than $100,000 of $66,162,000. The Company had no other time deposits of $100,000 or more at December 31, 2002. The following table is a maturity schedule of time deposits as of December 31, 2002.

Table 16

TIME DEPOSIT MATURITY SCHEDULE

	3 Months or Less	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Time certificates of deposit of $100,000 or more	$43,764	$19,231	$15,153	$1,748	$79,896
Time certificates of deposit less than $100,000	24,464	17,049	14,318	10,331	66,162

Total time deposits	$68,228	$36,280	$29,471	$12,079	$146,058

RETURN ON ASSETS AND EQUITY

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years presented.

Table 17

RETURN ON ASSETS AND EQUITY

	Year ended December 31,
(Averages)	2002	2001	2000
Return on assets	1.05%	0.90%	0.95%
Return on equity	12.77%	10.26%	10.41%
Dividend payout	23.53%	28.80%	29.26%
Shareholders' equity to assets	8.18%	8.73%	9.96%

Table 18

MARKET PRICE OF COMMON STOCK AND DIVIDENDS

The following table sets forth the high and low published prices of the Company’s common stock during each quarterly period during 2002 and 2001 and the quarterly per share cash dividend declared by Bancorp.

Quarter		High	Low	Dividends Declared
2002
	Fourth	$18.00	$16.12	$0.1000
	Third	16.91	14.40	0.1000
	Second	17.68	14.00	0.1000
	First	15.22	12.69	0.1000
2001
	Fourth	$13.50	$13.00	$0.0900
	Third	13.50	11.01	0.0900
	Second	12.50	12.50	0.0900
	First	12.50	10.00	0.0900

The following table sets forth the Company’s contractual payment obligations as of December 31, 2002.

Table 19

CONTRACTUAL OBLIGATIONS

	Payments Due
Contractual Obligations	1 year or less	2-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
Long-term obligations	$—	$6,000	$11,000	$15,000	$32,000
Short-term borrowings	20,221	—	—	—	20,221
Operating leases	405	519	213	1,226	2,363
Deposits	289,182	12,079	—	—	301,261

Total contractual obligations	$309,808	$18,598	$11,213	$16,226	$355,845

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The dollar amount of commitments as of December 31, 2002, are set forth in the following table.

Table 20

COMMERCIAL COMMITMENTS

	Amount of Commitment Expiration per Period
Commercial Commitments	1 year or less	2-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
Loan commitments and lines of credit	$29,538	$8,970	$2,291	$4,642	$45,441
Standby letters of credit	787	—	—	—	787

Total commercial commitments	$30,325	$8,970	$2,291	$4,642	$46,228

Item 7.    Financial Statements

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS

ECB BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

January 31, 2003

CONSOLIDATED BALANCE SHEETS

ECB Bancorp, Inc. and Subsidiaries

	December 31,
	2002	2001
ASSETS
Non-interest bearing deposits and cash	$18,345,006	17,473,420
Federal funds sold	2,000,000	7,950,000

Total cash and cash equivalents	20,345,006	25,423,420

Investment securities available-for-sale (cost: $117,115,368 and $81,366,622, respectively)	120,316,725	81,531,173
Loans	227,882,860	188,861,167
Allowance for probable loan losses	(3,150,000)	(2,850,000)

Loans, net	224,732,860	186,011,167
Real estate acquired in settlement of loans, net	25,820	170,626
Federal Home Loan Bank stock, at cost	1,427,500	632,800
Bank premises and equipment, net	8,615,827	8,208,109
Accrued interest receivable	2,320,964	2,386,936
Other assets	8,519,947	7,132,258

	$386,304,649	311,496,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$66,883,915	57,207,001
Demand, interest-bearing	71,255,529	63,254,778
Savings	17,064,211	13,931,905
Time	146,057,622	134,072,937

Total deposits	301,261,277	268,466,621

Accrued interest payable	729,148	976,002
Short-term borrowings	20,221,127	5,119,212
Long-term obligations	32,000,000	10,000,000
Other liabilities	2,454,852	1,408,729

Total liabilities	356,666,404	285,970,564

Shareholders’ equity:
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,040,016 and 2,065,891 shares at December 31, 2002 and 2001, respectively	7,140,057	7,230,619
Capital surplus	5,410,102	5,762,477
Retained earnings	15,171,819	12,507,403
Deferred compensation—restricted stock	(52,568)	(75,896)
Accumulated other comprehensive income	1,968,835	101,322

Total shareholders’ equity	29,638,245	25,525,925

	$386,304,649	311,496,489

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

ECB Bancorp, Inc. and Subsidiaries

	Years Ended December 31,
	2002	2001	2000
INTEREST INCOME:
Interest and fees on loans	$14,471,301	15,387,869	14,900,352
Interest on investment securities:
Interest exempt from federal income taxes	725,152	616,041	638,759
Taxable interest income	3,827,196	3,134,427	3,101,574
Dividend income	211,439	225,293	32,125
Interest on federal funds sold	99,940	352,670	279,976
FHLB stock dividends	36,662	45,055	49,075

Total interest income	19,371,690	19,761,355	19,001,861

INTEREST EXPENSE:
Deposits:
Demand accounts	518,062	806,539	1,368,180
Savings	91,746	159,586	220,379
Time	3,699,820	6,346,851	5,415,007
Short-term borrowings	96,958	99,434	179,448
Long-term obligations	929,074	228,006	144,290

Total interest expense	5,335,660	7,640,416	7,327,304

Net interest income	14,036,030	12,120,939	11,674,557
Provision for probable loan losses	640,011	439,116	242,112

Net interest income after provision for probable loan losses	13,396,019	11,681,823	11,432,445

NONINTEREST INCOME:
Service charges on deposit accounts	2,792,739	1,771,382	1,418,009
Other service charges and fees	1,269,656	1,130,312	753,128
Net gain on sale of securities	80,485	437,918	5,246
Income from bank owned life insurance	269,156	—	—
Other	58,840	88,677	87,482

Total noninterest income	4,470,876	3,428,289	2,263,865

NONINTEREST EXPENSE:
Salaries	4,748,903	4,461,632	3,976,592
Retirement and other employee benefits	1,953,404	1,440,014	1,249,407
Occupancy	1,001,807	950,790	844,111
Equipment	1,372,383	1,338,474	1,266,069
Professional fees	314,902	225,364	190,063
Supplies	294,165	276,290	326,500
Telephone	313,222	319,126	339,375
Postage	212,578	198,335	173,005
Other	2,763,373	2,405,784	2,029,310

Total noninterest expense	12,974,737	11,615,809	10,394,432

Income before income taxes	4,892,158	3,494,303	3,301,878
Income taxes	1,404,000	925,000	935,000

Net income	$3,488,158	2,569,303	2,366,878

Net income per share (basic)	$1.70	1.25	1.13

Net income per share (diluted)	$1.69	1.24	1.13

Weighted average shares outstanding—basic	2,052,603	2,059,999	2,098,490

Weighted average shares outstanding—diluted	2,064,930	2,064,690	2,101,488

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Common Stock		Capital surplus	Retained earnings	Deferred compensation – restricted stock	Accumulated other comprehensive income (loss)	Comprehensive income	Total
	Number of shares	Amount
Balance at December 31, 1999	2,121,529	$7,425,352	$6,229,452	$9,008,846	$(34,945)	$(566,306)		$22,062,399
Unrealized gains, net of income taxes of $398,420	—	—	—	—	—	773,399	$773,399	773,399
Net income	—	—	—	2,366,878	—	—	2,366,878	2,366,878

Total comprehensive income							$3,140,277

Recognition of deferred stock compensation—restricted stock	(275)	(962)	(2,063)	—	11,247	—		8,222
Repurchase of common stock	(48,173)	(168,606)	(405,866)	—	—	—		(574,472)
Cash dividends ($.33 per share)	—	—	—	(693,424)	—	—		(693,424)

Balance at December 31, 2000	2,073,081	$7,255,784	5,821,523	10,682,300	(23,698)	(207,093)		23,943,002
Unrealized loses, net of income taxes of $43,455	—	—	—	—	—	(105,771)	$(105,771)	(105,771)
Net income	—	—	—	2,569,303	—	—	2,569,303	2,569,303

Total comprehensive income							$2,463,532

Deferred compensation— restricted stock issuance	6,042	21,147	54,378	—	(75,525)	—	—	—
Recognition of deferred stock compensation—restricted stock	—	—	—	—	23,327	—		23,327
Repurchase of common stock	(13,232)	(46,312)	(113,424)	—	—	—		(159,736)
Cash dividends ($.36 per share)	—	—	—	(744,200)	—	—		(744,200)

Balance at December 31, 2001	2,065,891	$7,230,619	5,762,477	12,507,403	(75,896)	101,322		25,525,925
Unrealized gains, net of income taxes of $1,169,293	—	—	—	—	—	$1,867,513	1,867,513	1,867,513
Net income	—	—	—	3,488,158	—	—	3,488,158	3,488,158

Total comprehensive income							$5,355,671

Recognition of deferred compensation—restricted stock	—	—	—	—	23,328	—		23,328
Repurchase of common stock	(25,875)	(90,562)	(352,375)	—	—	—		(442,937)
Cash dividends ($.40 per share)	—	—	—	(823,742)	—	—		(823,742)

Balance at December 31, 2002	2,040,016	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ECB Bancorp, Inc. and Subsidiaries

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,488,158	2,569,303	2,366,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	826,231	825,395	729,728
Amortization of premium (accretion of discount) on investment securities, net	95,301	(430,536)	(57,536)
Provision for probable loan losses	640,011	439,116	242,112
Deferred income taxes	(242,000)	(180,000)	67,900
Gain on sale of securities	(80,485)	(437,918)	(5,246)
Loss (gain) on sale of real estate acquired in settlement of loans and real estate held for sale	(74)	2,000	(9,363)
Loss (gain) on disposal of premises and equipment	(1,587)	156,483	261
Deferred compensation—restricted stock	23,328	23,327	8,222
Decrease (increase) in accrued interest receivable	65,972	249,762	(377,327)
Decrease (increase) in other assets	(1,387,689)	71,522	(705,202)
Increase (decrease) in accrued interest payable	(246,854)	(184,088)	343,110
Increase (decrease) in other liabilities	100,755	28,469	153,303

Net cash provided by operating activities	3,281,067	3,132,835	2,756,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	18,169,100	25,659,026	6,706,542
Proceeds from maturities of investment securities available-for-sale	17,746,250	21,403,887	12,680,251
Purchases of investment securities classified as available-for-sale	(71,678,909)	(63,098,175)	(23,989,535)
Purchases of Federal Home Loan Bank stock	(794,700)	—	—
Proceeds from disposal of premises and equipment	4,646	64,409	8,601
Purchases of premises and equipment	(1,237,008)	(1,372,846)	(1,892,680)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	144,880	27,000	134,035
Net loan originations	(39,361,704)	(16,426,264)	(25,432,219)
Purchases of life insurance	—	(5,060,392)	—

Net cash used by investing activities	(77,007,445)	(38,803,355)	(31,785,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	32,794,656	32,225,124	32,940,104
Net increase (decrease) in short-term borrowings	15,101,915	2,441,172	(59,609)
Repayments of long-term obligations	—	(3,000,000)	—
Origination of long-term obligations	22,000,000	10,000,000	—
Dividends paid	(805,670)	(729,664)	(675,878)
Repurchase of common stock	(442,937)	(159,736)	(574,472)

Net cash provided by financing activities	68,647,964	40,776,896	31,630,145

Increase (decrease) in cash and cash equivalents	(5,078,414)	5,106,376	2,601,980
Cash and cash equivalents at beginning of year	25,423,420	20,317,044	17,715,064

Cash and cash equivalents at end of year	$20,345,006	25,423,420	20,317,044

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	$1,867,513	105,771	(773,399)

Dividends declared but not paid	$204,002	185,930	171,394

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)    Consolidation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (Bancorp) and its wholly owned subsidiaries, The East Carolina Bank (the Bank) and ECB Statutory Trust I (collectively referred to hereafter as the Company). The Bank has two wholly owned subsidiaries, Carolina Financial Realty, Inc. and Carolina Financial Courier, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(C)    Business

Bancorp is a bank holding company incorporated in North Carolina on March 4, 1998. The principal activity of Bancorp is ownership of the Bank. The Bank provides financial services through its branch network located in eastern North Carolina. The Bank competes with other financial institutions and numerous other non-financial services commercial entities offering financial services products. The Bank is further subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Company has no foreign operations, and the Company’s customers are principally located in eastern North Carolina.

(D)    Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of ninety days or less) at other financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

(E)    Investment Securities

Management determines the appropriate classification of investment securities at the time of purchase. Securities are classified as held-to-maturity (HTM) when the Company has both the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities not classified as HTM are classified as available-for-sale (AFS). AFS securities are stated at fair value as determined by reference to published sources, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders’ equity. The Company may sell its AFS securities in response to liquidity needs, changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. The Company has no trading securities.

The amortized cost of securities classified as HTM or AFS is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. The cost of securities sold is based on the specific identification method.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(F)    Loans

Loans are generally stated at their outstanding unpaid principal balances net of any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Interest on loans is recorded based on the principal amount outstanding. The Company ceases accruing interest on loans (including impaired loans) when, in management’s judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

(G)    Allowance for Probable Loan Losses

The allowance for probable loan losses (AFLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s AFLL. Such agencies may require the Company to recognize adjustments to the AFLL based on their judgments about information available to them at the time of their examination.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (collectively referred to hereafter as SFAS No. 114), the AFLL related to loans that are identified for evaluation and deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans. Loans evaluated for impairment and not considered impaired are assessed under SFAS No. 5, “Accounting for Contingencies”.

(H)    Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Loans with outstanding principal balances totaling $141,626 and $29,000 were foreclosed on during the years ended December 31, 2001 and 2000, respectively. There were no such foreclosures in 2002.

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provides the Company with the ability to draw $39 million and $13 million of advances from the FHLB during 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had advances totaling $25 million and $10 million, respectively, from the FHLB.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2002, the Company owned 14,275 shares of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost.

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

(L)    Long-Term Obligations

On June 26, 2002 the Company completed a private issuance of $10 million in trust preferred securities as part of a pooled resecuritization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate, and the initial coupon, set at 4.85%, is payable quarterly. ECB Bancorp intends to use the net proceeds for the opportunistic acquisition of fee income producing entities, market expansion, the repurchase of Bancorp stock and for other corporate and strategic purposes.

The trust preferred securities were issued by a wholly owned finance subsidiary of ECB Bancorp, Inc., and ECB Bancorp has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of trust preferred securities were invested in debentures issued by ECB Bancorp, Inc. and that investment became the sole asset of the trust. ECB Bancorp may redeem the trust preferred securities in whole or in part on or about June 26, 2007. The trust preferred securities mature on June 26, 2032.

(M)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when such amounts are realized or settled.

(N)    Stock Option Plan

During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan (the Omnibus Plan) which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. Stock options vest one-third each year beginning three years after the grant date and expire after 10 years. Restricted stock vests over 4 years.

The Company accounts for its awards pursuant to the Omnibus Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), recommends that entities recognize as expense over the vesting period the fair value of all stock-based awards

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Stock options of 8,100 and 8,358 shares were granted in 2002 and 2000, respectively. There were no options granted in 2001. The per share weighted-average fair value of options granted during 2002 and 2000 was $2.63 and $3.42, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2000
Expected dividend yield	3.0%	2.8%
Risk-free interest rate	4.8%	6.0%
Expected life (in years)	6	6
Expected volatility	20%	20%

The Company award 6,042 shares of restricted stock in 2001, resulting in an increase to deferred compensation-restricted stock of $75,525 in 2001.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Year ended December 31,
	2002	2001	2000
Net income, as reported	$3,488,158	2,569,303	2,366,878
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,719)	(6,373)	(6,374)

Proforma net income	$3,479,439	2,562,930	2,360,504

Earnings per share:
Basic—as reported	$1.70	1.25	1.13

Basic—proforma	1.70	1.24	1.12

Diluted—as reported	1.69	1.24	1.13

Diluted—proforma	1.69	1.24	1.12

(O)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Diluted weighted average shares outstanding increased by 5,943, 3,167 and 1,106 shares for 2002, 2001 and 2000, respectively, due to the dilutive impact of restricted stock.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. During 2002, 2001 and 2000, diluted weighted average shares outstanding increased by 6,384, 1,524 and 1,892, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,488,158	2,052,603	$1.70

Effect of dilutive securities	—	12,327

Diluted net income per share	$3,488,158	2,064,930	$1.69

	Year ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$2,569,303	2,059,999	$1.25

Effect of dilutive securities	—	4,691

Diluted net income per share	$2,569,303	2,064,690	$1.24

	Year ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$2,366,878	2,098,490	$1.13

Effect of dilutive securities	—	2,998

Diluted net income per share	$2,366,878	2,101,488	$1.13

(P)    Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the sole component of other comprehensive income for the Company has consisted of unrealized gains and losses, net of taxes, of the Company’s available-for-sale securities portfolio.

	2002	2001	2000
Unrealized (losses) gains arising during the period	$3,117,291	288,692	1,177,065
Tax benefit (expense)	(1,200,283)	(125,380)	(400,204)
Reclassification to realized (gains) losses	(80,485)	(437,918)	(5,246)
Tax expense (benefit)	30,990	168,835	1,784

Other comprehensive income (loss)	$1,867,513	(105,771)	773,399

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Q)    Reclassifications

Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(R)    New Accounting Pronouncements

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations”. This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

The FASB has issued SFAS No. 142 “Goodwill and Other Intangible Assets”. This statement requires that goodwill and intangibles with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and intangibles with an indefinite life and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement. The Company adopted SFAS No. 142 as of January 1, 2002, with no material effect on the Company due to the fact that it does not have goodwill or other intangible assets.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by a sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The implementation did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the recission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This Statement requires financial institutions to subject all of their goodwill, including amounts previously recorded as intangible assets relating to transactions now determined to be business combinations under SFAS No. 147, to an annual impairment test instead of amortizing the asset over its estimated useful life. The adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a recission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to a have a material effect on the Company’s consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Securities of other U.S. government agencies and corporations	$12,508,382	329,323	—	12,837,705
Obligations of states and political subdivisions	20,529,032	828,132	(30,179)	21,326,985
Mortgage-backed securities	78,327,954	2,077,089	(3,008)	80,402,035
Preferred stock	5,750,000	—	—	5,750,000

	$117,115,368	3,234,544	(33,187)	120,316,725

	December 31, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
U.S. Treasury obligations	$2,000,345	10,249	—	2,010,594
Securities of other U.S. government agencies and corporations	17,479,843	338,786	(41,157)	17,777,472
Obligations of states and political subdivisions	16,307,266	156,076	(156,950)	16,306,392
Mortgage-backed securities	39,814,382	278,188	(358,305)	39,734,265
Preferred stock	5,764,786	—	(62,336)	5,702,450

	$81,366,622	783,299	(618,748)	81,531,173

Gross realized gains and losses on sales of securities for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Gross realized gains	$81,757	635,212	10,808
Gross realized losses	(1,272)	(197,294)	(5,562)

Net realized gains	$80,485	437,918	5,246

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2002, by remaining contractual maturity are as follows:

	Amortized cost	Fair value
Securities of other U.S. government agencies and corporations:
Due in one year or less	$2,990,946	3,067,190
Due in one year through five years	9,517,436	9,770,515
Obligations of states and political subdivisions:
Due in one year or less	375,079	378,175
Due in one year through five years	4,919,343	5,125,859
Due after five through ten years	13,497,839	14,065,563
Due after ten years	1,736,771	1,757,388
Mortgage-backed securities:
Due in one year through five years	1,016,456	1,027,385
Due after five through ten years	6,546,404	6,709,049
Due after ten years	70,765,094	72,665,601
Preferred stock	5,750,000	5,750,000

Total securities	$117,115,368	120,316,725

Securities with an amortized cost of approximately $104,473,000 at December 31, 2002 are pledged as collateral for deposits. Of this total, $23,862,000 are pledged as collateral for FHLB advances.

(3)    LOANS

Loans at December 31, 2002 and 2001 classified by type, are as follows:

	2002	2001
Real estate loans:
Construction	$19,188,028	12,880,587
Secured by farmland	15,128,853	14,320,854
Secured by residential properties	32,354,822	27,080,648
Secured by nonfarm, nonresidential properties	71,829,401	50,026,201
Consumer installment	13,705,142	12,012,321
Credit cards and related plans	3,969,877	3,884,239
Commercial and all other loans:
Commercial and industrial	53,045,263	51,113,569
Loans to finance agricultural production	14,684,562	13,402,120
All other loans	4,320,656	4,370,691

	228,226,604	189,091,230
Less deferred fees and costs, net	343,744	230,063

	$227,882,860	188,861,167

Included in the above:
Nonaccrual loans	$350,973	145,763
Restructured loans	60,686	66,892

At December 31, 2002, the Bank had no recorded investment in loans that were considered to be impaired under SFAS No. 114. The average recorded investment in impaired loans during the year ended December 31, 2002 was none and the Company recognized no interest income on those impaired loans.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $68,000 which had an associated allowance for probable loan loss of approximately $18,000. The average recorded investment in impaired loans during the year ended December 31, 2001 was approximately $73,000. For the year ended December 31, 2001, the Company recognized no interest income on impaired loans.

At December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $121,000 (all on a non-accrual basis) which had an associated allowance for probable loan loss of approximately $45,000. The average recorded investment in impaired loans during the year ended December 31, 2000 was approximately $334,000. For the year ended December 31, 2000, the Company recognized interest income on those impaired loans of $49,035, all of which was recognized using the cash basis method of income recognition.

The Company, through its normal lending activity, originates and maintains loans receivable which are substantially concentrated in the Eastern region of North Carolina, where its offices are located. The Company’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company, and such changes could be significant.

At December 31, 2002 and 2001, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $27,081,000 and $22,760,000, respectively.

Loans of approximately $20,406,000 at December 31, 2002 are pledged as collateral for FHLB advances.

(4)    ALLOWANCE FOR PROBABLE LOAN LOSSES

An analysis of the allowance for probable loan losses for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31,
	2002	2001	2000
Beginning balance	$2,850,000	2,800,000	2,700,000
Provision for probable loan losses	640,011	439,116	242,112
Recoveries	105,475	56,931	94,845
Loans charged off	(445,486)	(446,047)	(236,957)

Ending balance	$3,150,000	2,850,000	2,800,000

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2002 and 2001 are as follows:

	Cost	Accumulated depreciation	Undepreciated cost
December 31, 2002:
Land	$2,211,568	—	2,211,568
Land improvements	259,310	158,842	100,468
Buildings	7,120,597	2,148,252	4,972,345
Furniture and equipment	5,968,035	4,636,589	1,331,446

Total	$15,559,510	6,943,683	8,615,827

December 31, 2001:
Land	$1,962,822	—	1,962,822
Land improvements	193,322	142,075	51,247
Buildings	6,642,684	1,890,342	4,752,342
Furniture and equipment	5,761,685	4,319,987	1,441,698

Total	$14,560,513	6,352,404	8,208,109

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    INCOME TAXES

The components of income tax expense are as follows:

	Current	Deferred	Total
Year ended December 31, 2002:
Federal	$1,381,000	(201,000)	1,180,000
State	265,000	(41,000)	224,000

	$1,646,000	(242,000)	1,404,000

Year ended December 31, 2001:
Federal	$994,000	(53,000)	941,000
State	111,000	(127,000)	(16,000)

	$1,105,000	(180,000)	925,000

Year ended December 31, 2000:
Federal	$856,100	67,900	924,000
State	11,000	—	11,000

	$867,100	67,900	935,000

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows:

	Years ended December 31
	2002	2001	2000
Income taxes at statutory rate	$1,663,000	1,188,000	1,123,000
Increase (decrease) resulting from:
Effect of non-taxable interest income	(417,000)	(286,000)	(208,000)
State taxes, net of federal benefit	148,000	(11,000)	7,000
Other, net	10,000	34,000	13,000

Applicable income taxes	$1,404,000	925,000	935,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Allowance for probable loan losses	$960,000	844,300
Postretirement benefits	223,500	226,600
State economic loss carryforwards	1,500	3,400
Other	140,500	31,600

Total gross deferred tax assets	1,325,500	1,105,900
State valuation allowance	(200)	(600)

Total net deferred tax assets	1,325,300	1,105,300

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	367,700	387,000
Unrealized gains on securities available for sale	1,232,500	63,600
Other	32,300	35,000

Total gross deferred tax liabilities	1,632,500	485,600

Net deferred tax asset (liability)	$(307,200)	619,700

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance at December 31, 2002 or 2001 is the amount necessary to reduce the Company’s gross state deferred tax asset to the amount which is more likely than not to be realized.

Income taxes paid during each of the three years ended December 31, 2002, 2001 and 2000 were $1,692,500, $800,700 and $870,000, respectively.

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2002 and 2001 are summarized as follows:

	2002	WAR	2001	WAR
Advances from FHLB	$25,000,000	3.82%	$10,000,000	5.12%
Trust preferred securities	10,000,000	4.85%	—	—
Repurchase agreements	14,391,000	1.50%	—	—
Sweep accounts	2,830,000	0.50%	5,119,000	0.57%

Total	$52,221,000	3.20%	$15,119,000	3.58%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2002, was approximately $15,304,000. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had approximately $23,862,000 of investment securities held as collateral by the FHLB on advances as of December 31, 2002. The maximum month end balances were $25,000,000, $10,000,000 and $3,000,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Annual principal maturities of Federal Home Loan Bank advances for the years subsequent to December 31, 2002 are as follows:

2003	$3,000,000
2004	3,000,000
2005	3,000,000
2006	3,000,000
2007	8,000,000
2012	5,000,000

$25,000,000

The Company also has long-term obligations outstanding of $10 million in trust preferred securities, which bear interest at 3.45% over the 3-month LIBOR rate, payable quarterly. The interest rate at December 31, 2002 was 4.85%. ECB Bancorp may redeem the trust preferred securities in whole or in part on or about June 26, 2007. The trust preferred securities mature on June 26, 2032.

The Company enters into agreements with customers to transfer excess funds in a demand account into a repurchase agreement. Under the repurchase agreement, the Company sells the customer an interest in securities that are direct obligations of the United States Government. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 150 basis points and has a floor of 50 basis points.

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $177,681, $161,444, and $138,204 in 2002, 2001 and 2000, respectively.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. During 2001, the Company modified the benefit options available to participants.

The following tables provide information relating to the Company’s postretirement benefit plan:

	2002	2001
Reconciliation of benefit obligation
Net benefit obligation, January 1	$566,681	541,321
Service cost	6,640	7,604
Interest cost	36,448	39,092
Amortization of gain	(3,749)	—
Plan amendment	(60,167)	(67,688)
Actuarial loss	131,214	21,688
Benefits paid	(22,601)	(21,336)

Net benefit obligation, December 31	654,466	520,681

Fair value of plan assets	—	—

Funded status
Funded status, December 31	654,466	520,681
Unrecognized prior service cost	60,167	67,688
Unrecognized actuarial loss	(131,214)	(21,688)

Net amount recognized, included in other liabilities	$583,419	566,681

Net periodic postretirement benefit cost for 2002, 2001 and 2000 includes the following components:

	2002	2001	2000
Service cost	$6,640	7,604	5,217
Interest cost	36,448	39,092	31,270
Amortization of gain	(3,749)	—	(3,470)

Net periodic postretirement benefit cost	$39,339	46,696	33,017

The following table presents assumptions relating to the plan at December 31, 2002 and 2001:

	2002	2001
Discount rate in determining benefit obligation	6.5%	7.0%
Annual health care cost trend rate	8.0%	8.0%
Ultimate medical trend rate	8.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	15.4%	15.2%
Benefit obligation	14.0%	13.8%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(12.6)%	(12.4)%
Benefit obligation	(11.6)%	(11.4)%

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    STOCK OPTION PLAN

A summary of the status of stock options as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

	2002		2001		2000
	Number	Weighted average option price	Number	Weighted average option price	Number	Weighted average option price
Options outstanding, beginning of year	17,202	$11.29	17,202	$11.29	8,844	$12.50
Granted	8,100	13.25	—	—	8,358	10.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Options outstanding, end of year	25,302	$11.92	17,202	$11.29	17,202	$11.29

The following table summarizes information about the stock options outstanding at December 31, 2002:

	2002
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2002	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2002	Weighted- average exercise price
$10.00	8,358	7.1	—	—
$12.50	8,844	5.4	5,896	$12.50
$13.25	8,100	9.0	—	—

	25,302	7.1	5,896	$12.50

The following table summarizes information about the stock options outstanding at December 31, 2001:

	2001
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2001	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2001	Weighted- average exercise price
$10.00	8,358	8.1	—	—
$12.50	8,844	6.4	2,948	$12.50

	17,202	7.2	2,948	$12.50

The following table summarizes information about the stock options outstanding at December 31, 2000:

	2000
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2000	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2000	Weighted- average exercise price
$10.00	8,358	7.4	—	—
$12.50	8,844	9.1	2,786	$12.50

	17,202	8.2	2,786	$12.50

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    DEPOSITS

At December 31, 2002 and 2001, certificates of deposit of $100,000 or more amounted to approximately $78,043,000 and $66,339,000, respectively.

Time deposit accounts as of December 31, 2002, mature in the following years and amounts: 2003—$133,979,000; 2004—$6,364,000; and 2005—$5,715,000.

For the years ended December 31, 2002, 2001 and 2000, interest expense on certificates of deposit of $100,000 or more amounted to approximately $1,719,000, $2,899,000 and $2,308,000, respectively.

The Company made interest payments of $5,583,000, $7,824,504 and $6,984,194 during the years ended December 31, 2002, 2001 and 2000, respectively.

(11)    LEASES

The Company also has several noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2002, 2001 and 2000 was $179,756, $167,019 and $147,417, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are as follows:

Year ending December 31,
2003	$405,381
2004	346,494
2005	171,700
2006	106,620
2007	106,620
Thereafter	1,226,130

Total minimum lease payments	$2,362,945

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are noninterest-bearing, were approximately $6,589,000 at December 31, 2002.

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $45,411,000 and standby letters of credit of $787,000 at December 31, 2002.

The Company’s exposure to credit loss for commitments to extend credit and standby letters of credit is the contractual amount of those financial instruments. The Company uses the same credit policies for making commitments and issuing standby letters of credit as it does for on-balance sheet financial instruments. Each customer’s creditworthiness is evaluated on an individual case-by-case basis. The amount and type of collateral, if deemed necessary by management, is based upon this evaluation of creditworthiness. Collateral obtained varies, but may include marketable securities, deposits, property, plant and equipment, investment assets, real estate, inventories and accounts receivable.

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management does not anticipate any significant losses as a result of these financial instruments and anticipates funding them from normal operations.

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.

(14)    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001:

	2002		2001
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Non-interest bearing deposits and cash	$18,345,000	18,345,000	17,473,000	17,473,000
Federal funds sold	2,000,000	2,000,000	7,950,000	7,950,000
Investment securities	120,317,000	120,317,000	81,531,000	81,531,000
FHLB stock	1,427,500	1,427,500	632,800	632,800
Accrued interest receivable	2,321,000	2,321,000	2,387,000	2,387,000
Net loans	224,733,000	228,021,000	186,011,000	187,548,000
Financial liabilities:
Deposits	301,261,000	294,907,000	268,467,000	260,832,000
Short-term borrowings	20,221,000	20,221,000	5,119,000	5,119,000
Accrued interest payable	729,000	729,000	976,000	976,000
Long-term obligations	32,000,000	33,342,000	10,000,000	10,059,000

The estimated fair values of net loans, deposits and long-term obligations at December 31 are based on cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. Refer to note 1(E) for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. As discussed in note 12, these off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

(15)    REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary,

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by the Federal Deposit Insurance Corporation (“FDIC”) to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. Management believes, as of December 31, 2002, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

Based on the most recent notification from the FDIC, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$40,523	14.03%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$37,373	12.94%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$37,373	9.98%	≥	4.00%	≥	5.00%
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$28,161	12.58%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$25,361	11.33%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$25,361	8.43%	≥	4.00%	≥	5.00%

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company unaudited condensed balance sheets as of December 31, 2002 and 2001, and the related unaudited condensed statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

CONDENSED BALANCE SHEETS

	2002	2001
Assets
Receivable from subsidiary	$514,002	185,930
Investment in subsidiaries	39,073,305	25,525,925
Other assets	295,983	—

Total assets	$39,883,290	25,711,855

Liabilities and Shareholders’ Equity
Dividends payable	$204,002	185,930
Accrued interest payable	41,043	—
Long-term obligations	10,000,000	—

Total liabilities	10,245,045	185,930

Total shareholders’ equity	29,638,245	25,525,925

Total liabilities and shareholders’ equity	$39,883,290	25,711,855

CONDENSED STATEMENTS OF INCOME

	2002	2001	2000
Dividends from bank subsidiary	$1,225,279	866,073	1,242,128
Equity in undistributed net income of subsidiaries	2,262,879	1,703,230	1,124,750

Net income	$3,488,158	2,569,303	2,366,878

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$3,488,158	2,569,303	2,366,878
Undistributed net income of subsidiaries	(2,262,879)	(1,703,230)	(1,124,750)
Deferred compensation—restricted stock	23,328	23,327	8,222

Net cash provided by operating activities	1,248,607	889,400	1,250,350

FINANCING ACTIVITIES:
Repurchase of common stock	(442,937)	(159,736)	(574,472)
Cash dividends paid	(805,670)	(729,664)	(675,878)

Net cash used in financing activities	(1,248,607)	(889,400)	(1,250,350)

Net change in cash	$—	—	—

ECB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    RELATED PARTY TRANSACTIONS

Bancorp and the Bank have had, and expect to have in the future, banking transactions in the ordinary course of business with several directors, officers and their associates (“Related Parties”) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than normal risk of collectibility nor present any unfavorable features.

Loans at December 31, 2002 and 2001 include loans to officers and directors and their associates totaling approximately $872,000 and $1,494,000, respectively. During 2002, $1,083,000 in loans were disbursed to officers, directors and their associates and principal repayments of $1,705,000 were received on such loans.

During 2001, the Bank purchased three parcels of land from a related party for a total price of $292,500. One parcel is located adjacent to the Bank’s main branch while the other two parcels are located across the street from the Bank’s main branch. Prior to the execution of the agreement, the transaction was discussed with the Bank’s regulators, and the transaction and purchase price were approved by Bancorp’s Board of Directors after having received two independent appraisals of the property.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference from pages 3, 4 and 6 (under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1: Election of Directors” and “Executive Officers”) of Bancorp’s definitive Proxy Statement dated March 19, 2003.

Item 10.    Executive Compensation.

Incorporated by reference from pages 4 and 7 through 9 (under the captions “Director Compensation” and “Executive Compensation”) of Bancorp’s definitive Proxy Statement dated March 19, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

Beneficial Ownership of Equity Securities.    Information regarding the beneficial ownership of Bancorp’s equity securities is incorporated by reference from pages 2 and 3 (under the caption “Beneficial Ownership of Securities”) of Bancorp’s definitive Proxy Statement dated March 19, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table provides summary information as of December 31, 2002, regarding all compensation plans and individual compensation arrangements under which shares of our common stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	25,302	$11.92	124,356
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	25,302	$11.92	124,356

Item 12.    Certain Relationships and Related Transactions.

Incorporated herein by reference from page 9 (under the caption “Transactions with Management”) of Bancorp’s definitive Proxy Statement dated March 19, 2003.

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits.    The following exhibits are filed herewith or incorporated herein by reference as part of this Report. Copies of exhibits will be provided to shareholders upon request. Bancorp may charge its reasonable duplicating costs for providing copies of exhibits.

Exhibit Number	Description

3.1	Bancorp’s Articles of Incorporation (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

3.2	Bancorp’s Bylaws (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

4.1

Indenture dated as of June 26, between Bancorp and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Bancorp’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.2

Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among Bancorp, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to Bancorp’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.3

Guarantee Agreement dated as of June 26, 2002, between Bancorp and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Bancorp’s June 30, 2002, Quarterly Report on Form 10-QSB)

10.1	Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

10.2	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Bancorp’s 2001 Annual Report on Form 10-KSB)

10.3	Agreement between William F. Plyler, Jr. and the Bank (filed herewith)

10.4	Agreement between Gary M. Adams and the Bank (filed herewith)

10.5	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

10.6	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

10.7	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form S-8, Reg. No. 333-77689)

10.8	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Kenney, III (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.9	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.10	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, Jr. (filed herewith)

10.11	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (filed herewith)

10.12	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.13	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.14	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, Jr. (filed herewith)

10.15	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (filed herewith)

10.16

Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., Robert L. Mitchell, R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit Number	Description

10.17

Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.18

Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

21	List of subsidiaries of Bancorp (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

23	Consent of KPMG LLP (filed herewith)

99	Bancorp’s definitive Proxy Statement dated March 19, 2003, as filed with the Securities and Exchange Commission (being filed separately)

(b) Reports on Form 8-K.    During the last quarter of the period covered by this Report, no Current Reports on Form 8-K were filed by Bancorp.

Item 14.    Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including Bancorp’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Bancorp files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There have been no significant changes in Bancorp’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses identified in the above evaluation and, therefore, no corrective actions were taken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Bancorp caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2003	ECB BANCORP, INC.

	By:	/s/ ARTHUR H. KEENEY III
Arthur H. Keeney III President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Bancorp and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. KEENEY III Arthur H. Keeney III (principal executive officer)	President, Chief Executive Officer and Director	March 19, 2003

/s/ GARY M. ADAMS Gary M. Adams	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 19, 2003

/s/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 19, 2003

/s/ GEORGE T. DAVIS, JR. George T. Davis, Jr.	Director	March 19, 2003

/s/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 19, 2003

/s/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 19, 2003

/s/ J. BRYANT KITTRELL, III J. Bryant Kittrell, III	Director	March 19, 2003

/s/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 19, 2003

/s/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 19, 2003

/s/ ROBERT L. MITCHELL Robert L. Mitchell	Director	March 19, 2003

/s/ RAY M. SPENCER Ray M. Spencer	Director	March 19, 2003

Certification

I, Arthur H. Keeney III, certify that:

1.	I have reviewed this annual report on Form 10-KSB of ECB Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	/s/ ARTHUR H. KEENEY III
Arthur H. Keeney III President and Chief Executive Officer

Certification

I, Gary M. Adams, certify that:

1.	I have reviewed this annual report on Form 10-KSB of ECB Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	/s/ GARY M. ADAMS
Gary M. Adams Senior Vice President and Chief Financial Officer

Certification

(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that, to his knowledge (i) the Form 10-KSB filed by ECB Bancorp, Inc. (the “Issuer”) for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

Date:	March 19, 2003	/s/ ARTHUR H. KEENEY III
Arthur H. Keeney President and Chief Executive Officer

Date:	March 19, 2003	/s/ GARY M. ADAMS
Gary M. Adams Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Bancorp’s Articles of Incorporation (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

3.3	Bancorp’s Bylaws (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

4.2

Indenture dated as of June 26, between Bancorp and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Bancorp’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.2

Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among Bancorp, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to Bancorp’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.3

Guarantee Agreement dated as of June 26, 2002, between Bancorp and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Bancorp’s June 30, 2002, Quarterly Report on Form 10-QSB)

10.1	Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

10.2	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Bancorp’s 2001 Annual Report on Form 10-KSB)

10.3	Agreement between William F. Plyler, Jr. and the Bank (filed herewith)

10.4	Agreement between Gary M. Adams and the Bank (filed herewith)

10.5	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

10.6	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

10.7	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form S-8, Reg. No. 333-77689)

10.8	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Kenney, III (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.9	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.10	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, Jr. (filed herewith)

10.11	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (filed herewith)

10.12	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.13	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.14	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, Jr. (filed herewith)

10.15	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (filed herewith)

10.16

Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., Robert L. Mitchell, R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.17

Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit Number	Description
10.18

Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Bancorp’s March 31, 2002, Quarterly Report on Form 10-QSB)

22	List of subsidiaries of Bancorp (incorporated by reference from Exhibits to Bancorp’s Registration Statement on Form SB-2, Reg. No. 333-61839)

23	Consent of KPMG LLP (filed herewith)

99	Bancorp’s definitive Proxy Statement dated March 19, 2003, as filed with the Securities and Exchange Commission (being filed separately)