Form 10-Q
period 2003-03-31
ECB BANCORP INC
filed 2003-05-13
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No. 2017-6

ECB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-2090738

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 337, Engelhard, North Carolina 27824

(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2003, 2,037,929 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 22 pages.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

ECB BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002*

	(unaudited)
Assets
Non-interest bearing deposits and cash	$24,467,894	$18,345,006
Federal funds sold	6,975,000	2,000,000

Total cash and cash equivalents	31,442,894	20,345,006

Investment securities
Available-for-sale, at market value (cost of $113,844,908 and $117,115,368 at March 31, 2003 and December 31, 2002, respectively)	116,333,574	120,316,725
Loans	239,294,714	227,882,860
Allowance for probable loan losses	(3,258,756)	(3,150,000)

Loans, net	236,035,958	224,732,860

Real estate acquired in settlement of loans, net	21,000	25,820
Federal Home Loan Bank common stock, at cost	1,427,500	1,427,500
Bank premises and equipment, net	9,224,482	8,615,827
Accrued interest receivable	2,271,954	2,320,964
Other assets	8,244,983	8,519,947

Total	$405,002,345	$386,304,649

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$66,225,606	$66,883,915
Demand interest bearing	74,355,896	71,255,529
Savings	17,393,312	17,064,211
Time	159,346,139	146,057,622

Total deposits	317,320,953	301,261,277

Accrued interest payable	791,666	729,148
Short-term borrowings	23,172,282	20,221,127
Long-term obligations	32,000,000	32,000,000
Other liabilities	1,960,395	2,454,852

Total liabilities	375,245,296	356,666,404

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,037,929 and 2,040,016 in 2003 and 2002, respectively.	7,132,752	7,140,057
Capital surplus	5,359,981	5,410,102
Retained earnings	15,924,384	15,171,819
Deferred compensation - restricted stock	(190,598)	(52,568)
Accumulated other comprehensive income	1,530,530	1,968,835

Total shareholders’ equity	29,757,049	29,638,245

Commitments

Total	$405,002,345	$386,304,649

See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY
Consolidated Income Statements
For the three months ended March 31, 2003 and 2002
(unaudited)

	Three months ended March 31

	2003	2002

Interest income:
Interest and fees on loans	$3,770,725	$3,417,454
Interest on investment securities:
Interest exempt from federal income taxes	194,058	170,428
Taxable interest income	1,081,446	877,724
Dividend income	49,050	63,828
Interest on federal funds sold	15,434	24,932
FHLB stock dividends	16,767	9,969

Total interest income	5,127,480	4,564,335

Interest expense:
Deposits:
Demand accounts	121,917	115,654
Savings	23,758	23,654
Time	818,699	1,058,335
Short-term borrowings	72,691	8,533
Long-term obligations	359,401	129,722

Total interest expense	1,396,466	1,335,898

Net interest income	3,731,014	3,228,437
Provision for probable loan losses	120,000	200,000

Net interest income after provision for probable loan losses	3,611,014	3,028,437

Noninterest income:
Service charges on deposit accounts	872,887	627,498
Other service charges and fees	322,165	219,385
Net gain on sale of securities	38,583	46,029
Income from bank owned life insurance	61,575	67,094
Other operating income	41,318	12,279

Total noninterest income	1,336,528	972,285

Noninterest expense:
Salaries	1,260,876	1,154,337
Retirement and other employee benefits	555,292	485,158
Occupancy	291,815	225,466
Equipment	327,266	333,883
Professional fees	67,544	116,383
Supplies	102,160	59,352
Telephone	113,290	78,841
Postage	45,753	47,371
Other	711,238	592,590

Total noninterest expenses	3,475,234	3,093,381

Income before income taxes	1,472,308	907,341
Income taxes	465,000	247,373

Net income	$1,007,308	$659,968

Net income per share - basic	$0.50	$0.32
Net income per share - diluted	$0.49	$0.32
Weighted average shares outstanding - basic	2,028,346	2,056,649
Weighted average shares outstanding - diluted	2,045,324	2,063,488

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2003 and 2002
(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total

Balance January 1, 2002	$7,230,619	$5,762,477	$12,507,403	$(75,896)	$101,322		$25,525,925
Unrealized losses, net of income tax benefit of $336,904					(538,491)	$(538,491)	(538,491)
Net income			659,968			659,968	659,968

Total comprehensive income						$121,477

Recognition of deferred compensation - restricted stock				5,832			5,832
Cash dividends ($.10 per share)			(206,591)				(206,591)

Balance March 31, 2002	$7,230,619	$5,762,477	$12,960,780	$(70,064)	$(437,169)		$25,446,643

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total

Balance January 1, 2003	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245
Unrealized losses, net of income tax benefit of $274,386					(438,305)	$(438,305)	(438,305)
Net income			1,007,308			1,007,308	1,007,308

Total comprehensive income						$569,003

Deferred compensation -restricted stock issuance	29,445	121,989		(151,434)			—
Recognition of deferred compensation - restricted stock				13,404			13,404
Repurchase of common stock	(36,750)	(172,110)					(208,860)
Cash dividends ($.125 per share)			(254,743)				(254,743)

Balance March 31, 2003	$7,132,752	$5,359,981	$15,924,384	$(190,598)	$1,530,530		$29,757,049

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,007,308	$659,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211,186	204,241
Amortization of premium on investment securities, net	111,142	12,864
Provision for probable loan losses	120,000	200,000
Gain on sale of securities	(38,583)	(46,029)
Deferred compensation - restricted stock	13,404	5,832
Decrease in accrued interest receivable	49,010	147,493
(Gain) loss on disposal of premises and equipment	(991)	1,071
Loss on sale of real estate acquired in settlement of loans	4,820	8,369
Decrease (increase) in other assets	274,964	(621,864)
Increase (decrease) in accrued interest payable	62,518	(45,786)
Decrease in other liabilities, net	(270,812)	(319,794)

Net cash provided by operating activities	1,543,966	206,365

Cash flows from investing activities:
Proceeds from sales of available-for-sale investment securities	8,126,025	1,693,123
Proceeds from maturities of available-for-sale investment securities	4,175,000	4,137,474
Purchases of available-for-sale investment securities	(9,103,124)	(5,887,315)
Proceeds from disposal of premises and equipment	19,934	—
Purchases of premises and equipment	(838,784)	(39,092)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	—	61,437
Net loan originations	(11,423,098)	(6,742,261)

Net cash used by investing activities	(9,044,047)	(6,776,634)

Cash flows from financing activities:
Net increase in deposits	16,059,676	2,360,067
Net increase in short-term borrowings	2,951,155	2,413,625
Dividends paid	(204,002)	(185,930)
Repurchase of common stock	(208,860)	—

Net cash provided by financing activities	18,597,969	4,587,762

Increase (decrease) in cash and cash equivalents	11,097,888	(1,982,507)
Cash and cash equivalents at beginning of period	20,345,006	25,423,420

Cash and cash equivalents at end of period	$31,442,894	$23,440,913

Cash paid during the period:
Interest	$1,333,948	$1,381,684
Taxes	262,540	—
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$254,743	$206,591
Unrealized losses on available-for-sale securities, net of deferred taxes	(438,305)	(538,491)
Restricted stock issuance	151,434	—

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries, The East Carolina Bank (the “Bank”) and ECB Statutory Trust I (collectively referred to hereafter as the “Company”). The Bank has two wholly-owned subsidiaries. ECB Realty, Inc. holds title to five of the Bank’s branch offices which it leases to the Bank. The second subsidiary, ECB Financial Services, Inc. formerly provided courier services to the Bank but is currently inactive. All intercompany transactions and balances are eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for probable loan losses. In connection with the determination of the allowance for probable loan losses, management obtains independent appraisals for significant properties held as collateral for loans.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2) Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the three-month periods ended March 31, 2003 and 2002, respectively.

	Three-months ended March 31,

	2003	2002

Balance at the beginning of the period	$3,150,000	$2,850,000
Provision for probable loan losses	120,000	200,000
Charge-offs	(24,795)	(178,644)
Recoveries	13,551	19,308
Net Charge-offs	(11,244)	(159,336)
Balance at end of the period	$3,258,756	$2,890,664

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the three months ended March 31, 2003 and 2002, diluted weighted average shares outstanding increased by 7,592 and 4,017, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the three months ended March 31, 2003 and 2002, diluted weighted average shares outstanding increased by 9,386 and 2,822, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended March 31, 2003

	Income (Numerator)	Shares (Denominator)	Per share Amount

Basic net income per share	$1,007,308	2,028,346	$0.50

Effect of dilutive securities	—	16,978

Diluted net income per share	$1,007,308	2,045,324	$0.49

	Three months ended March 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$659,968	2,056,649	$0.32

Effect of dilutive securities	—	6,839

Diluted net income per share	$659,968	2,063,488	$0.32

(4) Stock Option Plan

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

Stock options of 8,100 shares were granted during the three months ended March 31, 2002.  There were no options granted in the first three months of 2003.  The per share weighted-average fair value of options granted during 2002 was $2.63 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2002

Expected dividend yield	3.0%
Risk-free interest rate	4.8%
Expected life (in years)	6
Expected volatility	20%

The Company awarded 8,413 shares of restricted stock during the three months ended March 31, 2003, resulting in an increase to deferred compensation-restricted stock of $151,434.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Three months ended March 31,

	2003	2002

Net income, as reported	$1,007,308	659,968
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,179)	(2,180)

Proforma net income	$1,005,129	657,788

Earnings per share:
Basic – as reported	$0.50	0.32

Basic – proforma	0.50	0.32

Diluted – as reported	0.49	0.32

Diluted – proforma	0.49	0.32

(5) Long-term Obligations

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

(6) New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s consolidated financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp’s two wholly-owned subsidiaries are The East Carolina Bank (the “Bank” or “ECB”) and ECB Statutory Trust I, collectively referred to hereafter as the “Company”. The Bank is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 17 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Currituck, Avon, Hatteras, Ocracoke, Washington, Hertford, New Bern, Greenville (two branches) and newly opened loan production offices located in Williamston, Morehead City and Wilmington.

ECB Statutory Trust I is a business trust subsidiary of Bancorp formed during 2002 which privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust's sale of all its common securities to Bancorp, were used to purchase an aggregate of $10.3 million in junior subordinated debentures issued by Bancorp. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. Subject to certain limitations, Bancorp has fully and unconditionally guaranteed its Trust subsidiary's obligations under the preferred trust securities. Substantially all the proceeds from the transaction are being counted as "Tier 1" capital on Bancorp's books and have been or will be used by Bancorp to supplement Bancorp's and the Bank's capital and support their continued operations and growth.

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

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2003 and 2002

Summary

For the three months ended March 31, 2003, the Company had net income of $1,007,308 or $0.50 basic and $0.49 diluted earnings per share, compared to $659,968, or $0.32 basic and diluted earnings per share for the three months ended March 31, 2002. Net interest income increased $502,577 or 15.57% to $3,731,014 in the first quarter of 2003 from $3,228,437 in the first quarter of 2002, and noninterest income increased $364,243 or 37.46% when compared to the same period last year. Noninterest expense increased $381,853 or 12.34% for the three month period ended March 31, 2003 as compared to the same period in 2002, as salary and employee benefits expense increased $176,673 to $1,816,168 compared to $1,639,495 during the first quarter of 2002.

Net interest income

Net interest income for the three months ended March 31, 2003 was $3,731,014, an increase of $502,577 or 15.57% when compared to net interest income of $3,228,437 for the prior year period. The Company’s net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2003 was 4.38% compared to 4.84% first quarter 2002. Management attributes a portion of the decrease in the Bank’s net interest margin to the introduction of more expensive funding in the form of Trust Preferred Securities and advances from the Federal Home Loan Bank.

Total interest income increased $563,145 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, due to an increase of $76.9 million in average earning assets. Average loans outstanding increased $42.1 million as real estate loans increased $21.0 million. As a result of a leverage transaction during the third quarter of 2002, the Bank’s average investment portfolio increased by $35.5 million. The yield on average earning assets, on a tax-equivalent basis, for the three months ended March 31, 2003 was 5.97% compared to 6.78% in 2002.

Total interest expense increased $60,568 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, as interest-bearing liabilities increased on average $71.3 million. The cost of funds for the Company during the three months ended March 31, 2003 was 1.91%; a decrease of 49 basis points when compared to 2.40% for the three months ended March 31, 2002.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended March 31, 2003 was $120,000, compared to $200,000 during the three months ended March 31, 2002. Net charge-offs for the quarter ended March 31, 2003 totaled $11,244, compared to net charge-offs of $159,336 during the first quarter of 2002. The higher provision expense for probable loan loss in the first quarter 2002 reflects the charge-off activity that occurred during the quarter as the Bank charged-off $150,000 on a single commercial credit. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $364,243 or 37.46% to $1,336,528 for the three months ended March 31, 2003 compared to $972,285 for the same period in 2002. This is principally due to an increase of $221,632 in Overdraft Banking Privilege fees generated from a new banking product, designed to automatically advance funds to assist in the event of checking account overdrafts, introduced by the Bank in December of 2001. Other service charges and fees increased $102,780 over the prior year period due to increases of mortgage loan origination fees of $64,466, increased accounts receivable fees of $28,505 and increased brokerage fees of $21,683. During the first quarter of 2003, the Bank had a net gain on the sale of securities of  $38,583 compared to $46,029 during the same period last year.

Noninterest expense

Noninterest expense increased $381,853 or 12.34% to $3,475,234 for the three months ended March 31, 2003 from the same period in 2002.  This increase is principally due to general increases in salary and employee benefits expense of $176,673 or 10.78%. Salary expense increased $106,539 over the prior year period as a result of general salary increases of  $54,872 and additional salary expense of $51,667 associated with the Bank’s recently opened loan production offices in Williamston, Morehead City and Wilmington. Employee benefit expense increased $70,134 over the prior year period as the Company increased its incentive pay accrual by $54,876. Occupancy expense increased $66,349 or 29.43% principally as the result of accelerated depreciation expense of $32,471 on the Bank’s home office branch facility. The Bank plans to replace the existing branch structure with a new corporate and branch office in 2003. Professional fees decreased $48,839 from the prior year period primarily as the result of reduced consulting expense in connection with the Company’s first quarter strategic planning session of 2002. Telephone and data communications expense increased $34,449 over the prior year period, as the Bank is mid-stream with its implementation of a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote the Bank’s network capabilities. Other operating expenses increased $118,648 from $592,590 for the three months ended March 31, 2002 to $711,238 for the three months ended March 31, 2003. This increase is primarily due to increases in supplies of $42,808, increased advertising expense of $31,711, increases of director advisory fees of $25,416, increased dues and memberships of $23,601 and increased recruiting expense of $22,001.

Income taxes

Income tax expense for the three months ended March 31, 2003 and 2002 was $465,000 and $247,373, respectively, resulting in effective tax rates of 31.58% and 27.26%, respectively. The increase in the Bank’s effective tax rate for 2003 is the result of an increased state tax liability. Changes in the mix of investments within the Bank’s investment portfolio during 2002 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased $18.7 million to $405.0 million, an increase of 4.84% when compared to $386.3 million at December 31, 2002. Asset growth was funded by $10 million of brokered certificate of deposits, an increase in interest-bearing demand deposits of  $3.1 million and short-term borrowings of $3.0 million.

Loans receivable have increased $11.4 million or 5.01% from $227.9 million at December 31, 2002 to $239.3 million at March 31, 2003. The Bank has experienced steady loan demand from all of its markets throughout the quarter. During the quarter, deposits increased $16.1 million as the Bank acquired $10 million in brokered certificates of deposit.

Shareholders’ equity increased by $118,804 from December 31, 2002 to March 31, 2003, as the Bank generated net income of $1,007,308 and experienced a decrease of net unrealized gains on available-for-sale securities of $438,305 and recognition of deferred compensation – restricted stock of $13,404. During the quarter, the Company repurchased 10,500 shares or $208,860 of its stock. The Company declared cash dividends of $254,743 or 12.5 cents per share, during the first quarter of 2003 compared to 10.0 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan  losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Bank’s objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

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

The general reserve percentages used have been determined by management to be appropriate based primarily on historical loan losses and the level of risk assumed for the various risk grades. The reserve percentages for Special Mention, Substandard and Doubtful are based on rates used by banking regulators in conjunction with their examination of the Bank.

The process of classifying loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. To determine the most appropriate risk grade classification for each loan, credit officers examine the borrower’s liquidity level, the quality of any collateral, the amount of the borrower’s other indebtedness, cash flow, earnings, sources of financing and existing lending relationships. Loan classifications are periodically reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. An independent vendor engaged by the Bank on an annual basis conducts an external review of loan classifications as part of their credit review process.

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

While management uses the best information available to establish the allowance for probable loan losses, future adjustments to the allowance or to the reserving methodology may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is ECB’s policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful.    Nonperforming assets were $805,300 and $472,157 at March 31, 2003 and December 31, 2002, respectively.  At March 31, 2003, the Company had $506,423 invested in loans considered to be impaired under SFAS No. 114 compared to none at December 31, 2002, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses. The allowance for probable loan losses as a percentage of loans outstanding was 1.36% and 1.38% at March 31, 2003 and December 31, 2002, respectively.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta, wholesale CD (brokered deposits) market, internet deposit bulletin boards and Fed Fund lines with correspondent banks. Short-term borrowings increased $3.0 million during the quarter.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission.  The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively.  To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively.  Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses.  Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations.  As of March 31, 2003, the Bank was in compliance with all of the aforementioned capital requirements and meets the  “well-capitalized” definition that is used by the FDIC in its evaluation of member banks.  Additionally, at March 31, 2003, Bancorp was also in compliance with the applicable capital requirements set forth by the Federal Reserve, and was classified as well-capitalized.

As of March 31, 2003, $9.4 million of the trust preferred securities issued on June 26, 2002 qualifies as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original  $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million. As of March 31, 2003, the Bank’s Leverage Ratio was 9.71%, compared to 9.98% at December 31, 2002, and Bancorp’s Leverage Ratio was 9.39% on March 31, 2003, compared to 9.51% at December 31, 2002. As of March 31, 2003, the Bank’s Tier 1 Risk-based Capital Ratio was 12.64%, compared to 12.94% at December 31, 2002. Bancorp’s Tier 1 Risk-based Capital Ratio was 12.53% on March 31, 2003 compared to 12.67% at December 31, 2002. These capital ratios reflect the impact of the issuance of $10 million in trust preferred securities during the second quarter of 2002.

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

Forward-Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgment of Bancorp and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorp’s customers, actions of government regulators, the level of market interest rates, general economic conditions and unexpected loan losses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-KSB

(a)	Exhibits:

	Exhibit Number	Description

	99.1	Certification pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-KSB
During the period covered by this Report, no Current Reports on Form 8-KSB were filed by Bancorp.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC. (Registrant)

Date:	5/12/03	By:	/s/ ARTHUR H. KEENEY, III

Arthur H. Keeney, III (President & CEO)
5/12/03
Date:		By:	/s/ GARY M. ADAMS

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:	5-12-03
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:	5-12-03
/s/ GARY M. ADAMS

Gary M. Adams
Senior Vice President and CFO

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350