Form 10QSB
period 2003-06-30
ECB BANCORP INC
filed 2003-08-12
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

As of August 8, 2003, 2,037,929 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 25 pages.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

Assets	June 30, 2003	December 31, 2002*
	(unaudited)
Non-interest bearing deposits and cash	$24,856,819	$18,345,006
Federal funds sold	2,475,000	2,000,000

Total cash and cash equivalents	27,331,819	20,345,006

Investment securities
Available-for-sale, at market value (cost of $107,922,614 and $117,115,368 at June 30, 2003 and December 31, 2002, respectively)	110,522,904	120,316,725

Loans	256,635,532	227,882,860
Allowance for probable loan losses	(3,339,243)	(3,150,000)

Loans, net	253,296,289	224,732,860

Real estate acquired in settlement of loans, net	45,000	25,820
Federal Home Loan Bank common stock, at cost	1,250,000	1,427,500
Bank premises and equipment, net	10,384,016	8,615,827
Accrued interest receivable	2,443,638	2,320,964
Other assets	9,118,070	8,519,947

Total	$414,391,736	$386,304,649

Liabilities and Shareholders' Equity
Deposits
Demand, noninterest bearing	$79,896,948	$66,883,915
Demand interest bearing	80,176,734	71,255,529
Savings	17,797,160	17,064,211
Time	149,515,377	146,057,622

Total deposits	327,386,219	301,261,277

Accrued interest payable	655,955	729,148
Short-term borrowings	21,980,502	20,221,127
Long-term obligations	32,000,000	32,000,000
Other liabilities	1,774,667	2,454,852

Total liabilities	383,797,343	356,666,404

Shareholders' equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,037,929 and 2,040,016 in 2003 and 2002, respectively.	7,132,752	7,140,057
Capital surplus	5,359,981	5,410,102
Retained earnings	16,679,677	15,171,819
Deferred compensation—restricted stock	(177,195)	(52,568)
Accumulated other comprehensive income	1,599,178	1,968,835

Total shareholders' equity	30,594,393	29,638,245

Commitments
Total	$414,391,736	$386,304,649

See	accompanying notes to consolidated financial statements.
*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and six months ended June 30, 2003 and 2002

(unaudited)

	Three months ended June, 30		Six months ended June, 30
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$3,979,341	$3,555,909	$7,750,066	$6,973,363
Interest on investment securities:
Interest exempt from federal income taxes	187,199	169,532	381,257	339,960
Taxable interest income	923,315	849,676	2,004,761	1,727,400
Dividend income	40,619	48,822	89,669	112,650
FHLB stock dividends	17,172	8,972	32,606	18,941
Interest on federal funds sold	13,736	23,584	30,503	48,516

Total interest income	5,161,382	4,656,495	10,288,862	9,220,830

Interest expense:
Deposits:
Demand accounts	122,603	134,046	244,520	249,700
Savings	24,307	20,602	48,065	44,256
Time	776,439	936,930	1,595,138	1,995,265
Short-term borrowings	73,956	7,360	146,647	15,893
Long-term obligations	337,854	129,722	697,255	259,444

Total interest expense	1,335,159	1,228,660	2,731,625	2,564,558

Net interest income	3,826,223	3,427,835	7,557,237	6,656,272
Provision for probable loan losses	120,000	120,000	240,000	320,000

Net interest income after provision for probable loan losses	3,706,223	3,307,835	7,317,237	6,336,272

Noninterest income:
Service charges on deposit accounts	886,908	692,538	1,759,795	1,320,036
Other service charges and fees	456,832	356,461	778,997	575,846
Net gain (loss) on sale of securities	(33,014)	15,155	5,569	61,184
Income from bank owned life insurance	61,575	67,354	123,150	134,448
Other operating income	15,458	12,831	56,776	25,110

Total noninterest income	1,387,759	1,144,339	2,724,287	2,116,624

Noninterest expenses:
Salaries	1,329,646	1,189,075	2,590,522	2,343,412
Retirement and other employee benefits	539,713	540,488	1,095,005	1,025,646
Occupancy	299,984	260,432	591,799	485,898
Equipment	336,723	351,428	663,989	685,311
Professional fees	124,365	65,483	191,909	181,866
Supplies	96,924	85,258	199,084	144,610
Telephone	151,160	79,389	264,450	158,230
Postage	52,886	50,939	98,639	98,310
Other operating expenses	707,546	796,469	1,418,784	1,389,059

Total noninterest expenses	3,638,947	3,418,961	7,114,181	6,512,342

Income before income taxes	1,455,035	1,033,213	2,927,343	1,940,554
Income taxes	445,000	275,627	910,000	523,000

Net income	$1,010,035	$757,586	$2,017,343	$1,417,554

Net income per share—basic	$0.50	$0.37	$1.00	$0.69
Net income per share—diluted	$0.49	$0.37	$0.99	$0.69
Weighted average shares outstanding—basic	2,020,274	2,056,649	2,024,288	2,056,649
Weighted average shares outstanding—diluted	2,041,986	2,069,230	2,043,908	2,065,857

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity

Six months ended June 30, 2003 and 2002

(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2002	$7,230,619	$5,762,477	$12,507,403	$(75,896)	$101,322		$25,525,925
Unrealized gains, net of income tax expense of $465,871					743,861	$743,861	743,861
Net income			1,417,554			1,417,554	1,417,554
Total comprehensive income						$2,161,415
Recognition of deferred compensation—restricted stock				11,664			11,664
Cash dividends ($.20 per share)			(413,179)				(413,179)

Balance June 30, 2002	$7,230,619	$5,762,477	$13,511,778	$(64,232)	$845,183		$27,285,825

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2003	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245
Unrealized losses, net of income tax benefit of $231,411					(369,657)	$(369,657)	(369,657)
Net income			2,017,343			2,017,343	2,017,343
Total comprehensive income						$1,647,686
Deferred compensation—restricted stock issuance	29,445	121,989		(151,434)			—
Recognition of deferred compensation—restricted stock				26,807			26,807
Repurchase of common stock	(36,750)	(172,110)					(208,860)
Cash dividends ($.25 per share)			(509,485)				(509,485)

Balance June 30, 2003	$7,132,752	$5,359,981	$16,679,677	$(177,195)	$1,599,178		$30,594,393

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2003 and 2002

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,017,343	$1,417,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400,053	400,352
Amortization of premium on investment securities, net	244,426	20,027
Provision for probable loan losses	240,000	320,000
Gain on sale of securities	(5,569)	(61,184)
Deferred compensation—restricted stock	26,807	11,664
Decrease (increase) in accrued interest receivable	(122,674)	10,818
(Gain) loss on disposal of premises and equipment	(991)	2,985
Loss on sale of real estate acquired in settlement of loans	4,820	8,369
Increase in other assets	(622,123)	(1,653,464)
Decrease in accrued interest payable	(73,193)	(201,320)
Decrease in other liabilities, net	(499,516)	(1,718)

Net cash provided by operating activities	1,609,383	274,083

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	5,139,365	8,122,573
Proceeds from maturities of investment securities classified as available-for-sale	23,005,838	8,746,250
Purchases of investment securities classified as available-for-sale	(19,191,305)	(13,962,221)
Redemption of Federal Home Loan Bank common stock	177,500	—
Proceeds from disposal of premises and equipment	3,300	36,085
Purchases of premises and equipment	(2,170,551)	(214,822)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	—	61,437
Net loan originations	(28,803,429)	(17,360,384)

Net cash used by investing activities	(21,839,282)	(14,571,082)

Cash flows from financing activities:
Net increase in deposits	26,124,942	8,171,201
Net increase (decrease) in short-term borrowings	1,759,375	(1,672,908)
Increase in long-term obligations	—	10,000,000
Dividends paid	(458,745)	(392,521)
Repurchase of common stock	(208,860)	—

Net cash provided by financing activities	27,216,712	16,105,772

Increase in cash and cash equivalents	6,986,813	1,808,773
Cash and cash equivalents at beginning of period	20,345,006	25,423,420

Cash and cash equivalents at end of period	$27,331,819	$27,232,193

Cash paid during the period:
Interest	$2,804,818	$2,765,878
Taxes	1,436,740	880,060
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$254,743	$206,591
Unrealized (losses) gains on available-for-sale securities, net of deferred taxes	(369,657)	743,861
Restricted stock issuance	151,434	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2)    Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the six-month periods ended June 30, 2003 and 2002, respectively.

	Six-months ended June 30,
	2003	2002
Balance at the beginning of the period	$3,150,000	$2,850,000
Provision for probable loan losses	240,000	320,000
Charge-offs	(82,299)	(237,762)
Recoveries	31,542	33,894
Net Charge-offs	(50,757)	(203,868)
Balance at end of the period	$3,339,243	$2,966,132

(3)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the six months ended June 30, 2003 and 2002, diluted weighted average shares outstanding increased by 9,016 and 4,957, respectively, due to the dilutive impact of restricted stock. For the three months ended June 30, 2003 and 2002, diluted weighted average shares outstanding increased by 9,790 and 5,384, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2003 and 2002, diluted weighted average shares outstanding increased by 10,604 and 4,251, respectively, due to the dilutive impact of options. For the three months ended June 30, 2003 and 2002, diluted weighted average shares outstanding increased by 11,922 and 7,197, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Six months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,017,343	2,024,288	$1.00

Effect of dilutive securities	—	19,620

Diluted net income per share	$2,017,343	2,043,908	$0.99

	Six months ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,417,554	2,056,649	$0.69

Effect of dilutive securities	—	9,208

Diluted net income per share	$1,417,554	2,065,857	$0.69

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,010,035	2,020,274	$0.50

Effect of dilutive securities	—	21,712

Diluted net income per share	$1,010,035	2,041,986	$0.49

	Three months ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$757,586	2,056,649	$0.37
Effect of dilutive securities	—	12,581

Diluted net income per share	$757,586	2,069,230	$0.37

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

Stock options of 8,100 shares were granted during the six months ended June 30, 2002. There were no options granted in the first six months of 2003. The per share weighted-average fair value of options granted during 2002 was $2.63 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2002
Expected dividend yield	3.0%
Risk-free interest rate	4.8%
Expected life (in years)	6
Expected volatility	20%

The Company awarded 8,413 shares of restricted stock during the six months ended June 30, 2003, resulting in an increase to deferred compensation-restricted stock of $151,434.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Six months ended June 30,
	2003	2002
Net income, as reported	$2,017,343	1,417,554

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,359)	(4,360)

Proforma net income	$2,012,984	1,413,194

Earnings per share:
Basic—as reported	$1.00	0.69

Basic—proforma	1.00	0.69

Diluted—as reported	0.99	0.69

Diluted—proforma	0.99	0.69

	Three months ended June 30,
	2003	2002
Net income, as reported	$1,010,035	757,586
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,179)	(2,180)

Proforma net income	$1,007,856	755,406

Earnings per share:
Basic—as reported	$0.50	0.37

Basic—proforma	0.50	0.37

Diluted—as reported	0.49	0.37

Diluted—proforma	0.49	0.37

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

(6) New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim reporting period beginning after June 15, 2003. The application of this Interpretation did not have a and is not expected to have a material effect on the Company’s consolidated financial statements.

Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in the Statement. In addition, except as defined in the Statement, all provisions of this Statement should be applied prospectively. The Statement is not expected to have a material impact on the consolidated financial statements.

Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This Statement is not expected to have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp’s two wholly-owned subsidiaries are The East Carolina Bank (the “Bank” or “ECB”) and ECB Statutory Trust I collectively referred to hereafter as the “Company”. The Bank is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 18 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Currituck, Avon, Hatteras, Ocracoke, Washington, Hertford, New Bern, Greenville (two branches), Williamston and newly opened loan production offices located in Morehead City and Wilmington.

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

Comparison of the Results of Operations for the Six Month Periods Ended June 30, 2003 and 2002

Summary

For the six months ended June 30, 2003, the Company had net income of $2,017,343 or $1.00 basic and $0.99 diluted earnings per share, compared to $1,417,554, or $0.69 basic and diluted earnings per share for the six months ended June 30, 2002. Net interest income increased $900,965 or 13.54% to $7,557,237 in the first half of 2003 from $6,656,272 in the first half of 2002, and noninterest income increased $607,663 or 28.71% when compared to the same period last year. Noninterest expense increased $601,839 or 9.24% for the six month period ended June 30, 2003 as compared to the same period in 2002, as salary and employee benefits expense increased $316,469 to $3,685,527 compared to $3,369,058 during the first half of 2002.

Net interest income

Net interest income for the six months ended June 30, 2003 was $7,557,237, an increase of $900,965 or 13.54% when compared to net interest income of $6,656,272 for the prior year period. The Company’s net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2003 was 4.35% compared to 4.88% for the first half of 2002. Management attributes a portion of the decrease in the Bank’s net interest margin the decrease in yield on earning assets. The yield on average earning assets, on a tax-equivalent basis, for the six months ended June 30, 2003 was 5.88% compared to 6.70% in 2002, a decrease of 82 basis points.

Total interest income increased $1,068,032 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, due to an increase of $76.6 million in average earning assets. Average loans outstanding increased $44.9 million as real estate loans increased $20.1 million. During the third quarter of 2002, management implemented a cost recovery strategy to leverage its newly acquired capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread, and as a result the Bank’s average investment portfolio increased by $32.3 million.

Total interest expense increased $167,067 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, as interest-bearing liabilities increased on average $72.3 million. The cost of funds for the Company during the six months ended June 30, 2003 was 1.84%; a decrease of 43 basis points when compared to 2.27% for the six months ended June 30, 2002.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the six months ended June 30, 2003 was $240,000, compared to $320,000 during the six months ended June 30, 2002. Net charge-offs for the period ended June 30, 2003 totaled $50,757, compared to net charge-offs of $203,868 during the first six months of 2002. The higher provision expense for probable loan loss in the first half of 2002 reflects the charge-off activity that occurred during the first half of 2002 as the Bank charged-off $150,000 on a single commercial credit. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $607,663 or 28.71% to $2,724,287 for the six months ended June 30, 2003 compared to $2,116,624 for the same period in 2002. This is principally due to an increase of $427,033 in Overdraft Banking Privilege fees generated from a new banking product, designed to automatically advance funds to assist in the event of checking account overdrafts, introduced by the Bank in December of 2001. Other service charges and fees increased $203,151 over the prior year period due to increases of mortgage loan origination fees of $137,627, increased accounts receivable fees of $32,300 and increased brokerage fees of $33,355. During the first half of 2003, the Bank had a net gain on the sale of securities of $5,569 compared to $61,184 during the same period last year.

Noninterest expense

Noninterest expense increased $601,839 or 9.24% to $7,114,181 for the six months ended June 30, 2003 from the same period in 2002. This increase is principally due to general increases in salary and employee benefits expense of $316,469 or 9.39%. Salary expense increased $247,110 over the prior year period as a result of general staffing increases of $137,514 and additional salary expense of $109,596 associated with the Bank’s recently opened office in Williamston and loan production offices in Morehead City and Wilmington. Employee benefit expense increased $69,359 over the prior year period as the Company increased its incentive pay accrual by $54,876. Occupancy expense increased $105,901 or 21.79% principally as the result of accelerated depreciation expense of $64,942 on the Bank’s home office branch facility as the Bank plans to replace the existing branch structure with a new corporate and branch office in 2003. Bank supplies increased $54,474 from the prior year period primarily as the result of increased forms and PC related supplies. Telephone and data communications expense increased $106,220 over the prior year period, as the Bank has implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote the Bank’s network capabilities. Other operating expenses increased $29,725 from $1,389,059 for the six months ended June 30, 2002 to $1,418,784 for the six months ended June 30, 2003. Increases in ATM expense of $45,869, increased dues and membership fees of $45,229, increased advertising expense of $32,839 and increased outside services of $28,761were offset by a decrease in “Loss on Sale of Other Assets and Repossessions.” During the second quarter of 2002, the Company had a write-down on repossessed loan collateral of $144,894.

Income taxes

Income tax expense for the six months ended June 30, 2003 and 2002 was $910,000 and $523,000, respectively, resulting in effective tax rates of 31.09% and 26.95%, respectively. The increase in the Bank’s effective tax rate for 2003 is the result of an increased state tax liability. Changes in the mix of investments within the Bank’s investment portfolio during 2002 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of the Results of Operations for the Three Month Periods Ended June 30, 2003 and 2002

Summary

For the three months ended June 30, 2003, the Company had net income of $1,010,035 or $0.50 basic and $0.49 diluted earnings per share, compared to $757,586, or $0.37 basic and diluted earnings per share for the three months ended June 30, 2002. Net interest income increased $398,388 or 11.62% to $3,826,233 in the second quarter of 2003 from $3,427,835 in the second quarter of 2002, and noninterest income increased $243,420 or 21.27% when compared to the same period last year. Noninterest expense increased $219,986 or 6.43% for the three month period ended June 30, 2003 as compared to the same period in 2002, as salary expense increased $140,571 to $1,329,646 compared to $1,189,075 during the second quarter of 2002.

Net interest income

Net interest income for the three months ended June 30, 2003 was $3,826,223, an increase of $398,388 or 11.62% when compared to net interest income of $3,427,835 for the prior year period. The Company’s net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2003 was 4.33% compared to 4.91% in the second quarter of 2002. Management attributes a portion of the decrease in the Bank’s net interest margin the decrease in yield on earning assets resulting from continued decreases in interest rates.

Total interest income increased $504,887 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, due to an increase of $76.1million in average earning assets. Average loans outstanding increased $47.5 million as real estate loans increased $19.2 million. During the third quarter of 2002, management implemented a cost recovery strategy to leverage its newly acquired capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread. As a result, the Bank’s average investment portfolio increased by $29.1million when compared to the second quarter of 2002. The yield on average earning assets, on a tax-equivalent basis, for the three months ended June 30, 2003 was 5.80% compared to 6.62% in 2002.

Total interest expense increased $106,499 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, as interest-bearing liabilities increased on average $73.2 million. The cost of funds for the Company during the three months ended June 30, 2003 was 1.77%; a decrease of 38 basis points when compared to 2.15% for the three months ended June 30, 2002.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended June 30, 2003 and 2002 was $120,000. Net charge-offs for the quarter ended June 30, 2003 totaled $39,514, compared to net charge-offs of $44,533 during the second quarter of 2002. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $243,420 or 21.27% to $1,387,759 for the three months ended June 30, 2003 compared to $1,144,339 for the same period in 2002. This is principally due to an increase of $201,298 in

Overdraft Banking Privilege fees generated from a new banking product, designed to automatically advance funds to assist in the event of checking account overdrafts, introduced by the Bank in December of 2001. Other service charges and fees increased $100,371 over the prior year period due to increases of mortgage loan origination fees of $73,161 and increased brokerage fees of $11,672. During the second quarter of 2003, the Bank had a net loss on the sale of securities of $33,014 compared to net gain of $15,155 during the same period last year.

Noninterest expense

Noninterest expense increased $219,986 or 6.43% to $3,638,947 for the three months ended June 30, 2003 from the same period in 2002. This increase is principally due to general increases in salary expense of $140,571 or 11.82%. Salary expense increased over the prior year period as a result of general salary increases of $51,242 and additional staffing expense within home office and mortgage departments of $55,700. Additional salary expenses of $57,929 are associated with the Bank’s recently opened office in Williamston and loan production offices in Morehead City and Wilmington. Occupancy expense increased $39,552 or 15.19% principally as the result of accelerated depreciation expense of $32,471 on the Bank’s home office branch facility, as the Bank plans to replace the existing branch structure with a new corporate and branch office in 2003. Professional fees increased $58,882 from the prior year period primarily as the result of increased consulting expense in connection with a second quarter 2003 review of the Company’s internal control and procedures and loan related legal fees. Telephone and data communications expense increased $71,771 over the prior year period, as the Bank is mid-stream with its implementation of a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote the Bank’s network capabilities. Other operating expenses decreased $88,923 from $796,469 for the three months ended June 30, 2002 to $707,546 for the three months ended June 30, 2003. The decrease is primarily due to a decrease in “Loss on Sale of Other Assets and Repossessions.” During the second quarter of 2002, the Company had a write-down on repossessed loan collateral of $144,894.

Income taxes

Income tax expense for the three months ended June 30, 2003 and 2002 was $445,000 and $275,627, respectively, resulting in effective tax rates of 30.58% and 26.67%, respectively. The increase in the Bank’s effective tax rate for 2003 is the result of an increased state tax liability. Changes in the mix of investments within the Bank’s investment portfolio during 2002 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets increased $28.1 million to $414.4 million, an increase of 7.27% when compared to $386.3 million at December 31, 2002. Asset growth was driven by an increase in non-interest-bearing demand deposits of $13.0 million, an increase in interest-bearing demand deposits of $8.9 million and increased time deposits of $3.5 million. A large portion of the growth in transaction accounts is reflective of the Bank’s seasonal tourist business on the “Outer Banks” of North Carolina where the Bank has six branches.

Loans receivable have increased $28.8 million or 12.62% from $227.9 million at December 31, 2002 to $256.3 million at June 30, 2003. The Bank has experienced steady loan demand from all of its markets and its loan production offices have contributed throughout the quarter . During the quarter, deposits increased $16.1 million as the Bank acquired $10 million in brokered certificates of deposit.

Shareholders’ equity increased by $956,148 from December 31, 2002 to June 30, 2003, as the Company generated net income of $2,017,343 and experienced a decrease of net unrealized gains on available-for-sale securities of $369,657 and recognition of deferred compensation—restricted stock of $26,807. During the first half of the year, the Company repurchased 10,500 shares or $208,860 of its stock. The Company declared cash dividends of $509,485 or 25.0 cents per share, during the first half of 2003 compared to 20.0 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. The Bank’s objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

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

Specific reserves are provided on impaired commercial loans and are determined on a loan-by-loan basis based on management’s evaluation of the Bank’s loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent duplicate reserves. The calculations of specific reserves on commercial loans incorporate the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measurement of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is the Bank’s policy to classify and disclose all commercial loans that are on nonaccrual status as impaired loans. Substantially all other loans made by the

Bank are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment) that are evaluated collectively for impairment in the general reserves estimation process discussed above.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is the Bank’s policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $616,237 and $472,157 at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the Company had $492,779 invested in loans considered to be impaired under SFAS No. 114 compared to none at December 31, 2002, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses. The allowance for probable loan losses as a percentage of loans outstanding was 1.30% and 1.38% at June 30, 2003 and December 31, 2002, respectively. Management has allowed the AFLL to represent a slightly smaller percentage of total loans outstanding not only due to overall improvement of asset quality, but also the effect of seasonal lines of credit.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta, wholesale CD (brokered deposits) market, internet deposit bulletin boards and Fed Fund lines with correspondent banks. Short-term borrowings increased $1.8 million during the first half of 2003.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses, net of income taxes, on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of June 30, 2003, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of member banks. Additionally, at June 30, 2003, Bancorp was also in compliance with the similar capital requirements set forth by the Federal Reserve and was classified as well-capitalized.

As of June 30, 2003, $9.6 million of the trust preferred securities issued on June 26, 2002 qualifies as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million. As of June 30, 2003, the Bank’s Leverage Ratio was 9.47%, compared to 9.98% at December 31, 2002, and Bancorp’s Leverage Ratio was 9.46% on June 30, 2003, compared to 9.51% at December 31, 2002. As of June 30, 2003, the Bank’s Tier 1 Risk-based Capital Ratio was 12.73%, compared to 12.94% at December 31, 2002. Bancorp’s Tier 1 Risk-based Capital Ratio was 11.68% on June 30, 2003 compared to 12.67% at December 31, 2002. These capital ratios reflect the impact of the issuance of $10 million in trust preferred securities during the second quarter of 2002.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Registrant’s Annual Meeting of Shareholders was held on April 16, 2003.

(b)	At the Annual Meeting, the three Directors listed in the following table were elected for terms of three years or until their respective successors are duly elected and qualified. Registrant’s incumbent Directors whose terms of office continued after the meeting are; Arthur H. Keeney III; Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, Ray M. Spencer and R. S. Spencer, Jr.

Voting for Directors was as follows:

	For	Withheld	Broker Non-vote
George T. Davis, Jr.	1,623,491	4,600	none
Gregory C. Gibbs	1,626,091	2,000	none
John F. Hughes, Jr.	1,626,091	2,000	none

In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

1.	Proposal to ratify the selection of KPMG LLP as independent auditors for the Registrant as described under the caption “Ratification of Selection of Independent Auditor” in the Registrant’s Proxy Statement dated March 19, 2003 (approved by an affirmative vote of 1,623,413 shares or 99.71% of the shares that voted, 2,000 negative votes and 2,678 shares withheld).

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K which was dated June 18, 2003 and reported that its Board of Directors had declared a cash dividend of $0.125 per share of its common stock, payable on July 14, 2003, to its shareholders of record on June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC. (Registrant)

Date: August 12, 2003	By: /s/ Arthur H. Keeney III Arthur H. Keeney, III President & CEO

Date: August 12, 2003	By: /s/ Gary M. Adams Gary M. Adams Senior Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)