Form 10QSB
period 2003-09-30
ECB BANCORP INC
filed 2003-11-13
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2003

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

As of November 12, 2003, 2,037,929 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 25 pages.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ECB BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002*
	(unaudited)

Assets
Non-interest bearing deposits and cash	$21,095,735	$18,345,006
Federal funds sold	—	2,000,000

Total cash and cash equivalents	21,095,735	20,345,006

Investment securities
Available-for-sale, at market value (cost of $106,865,504 and $117,115,368 at September 30, 2003 and December 31, 2002, respectively)	107,631,211	120,316,725

Loans	268,855,282	227,882,860
Allowance for probable loan losses	(3,520,602)	(3,150,000)

Loans, net	265,334,680	224,732,860

Real estate acquired in settlement of loans, net	477,513	25,820
Federal Home Loan Bank common stock, at cost	1,250,000	1,427,500
Bank premises and equipment, net	11,094,735	8,615,827
Accrued interest receivable	2,843,249	2,320,964
Other assets	9,762,647	8,519,947

Total	$419,489,770	$386,304,649

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$81,067,194	$66,883,915
Demand interest bearing	80,276,233	71,255,529
Savings	19,012,110	17,064,211
Time	148,301,920	146,057,622

Total deposits	328,657,457	301,261,277

Accrued interest payable	634,320	729,148
Short-term borrowings	26,001,045	20,221,127
Long-term obligations	32,000,000	32,000,000
Other liabilities	1,933,365	2,454,852

Total liabilities	389,226,187	356,666,404

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,037,929 and 2,040,016 in 2003 and 2002, respectively.	7,132,752	7,140,057
Capital surplus	5,359,978	5,410,102
Retained earnings	17,463,735	15,171,819
Deferred compensation – restricted stock	(163,792)	(52,568)
Accumulated other comprehensive income	470,910	1,968,835

Total shareholders’ equity	30,263,583	29,638,245

Commitments

Total	$419,489,770	$386,304,649

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES

Consolidated Income Statements

For the three and nine months ended September 30, 2003 and 2002

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$4,011,232	$3,745,172	$11,761,298	$10,718,535
Interest on investment securities:
Interest exempt from federal income taxes	197,671	185,956	578,928	525,916
Taxable interest income	808,378	898,211	2,813,139	2,625,611
Dividend income	34,519	49,426	124,188	162,076
FHLB stock dividends	13,614	8,282	46,220	27,223
Interest on federal funds sold	18,766	36,387	49,269	84,903

Total interest income	5,084,180	4,923,434	15,373,042	14,144,264

Interest expense:
Deposits:
Demand accounts	87,245	146,279	331,765	395,979
Savings	26,153	23,354	74,218	67,610
Time	739,795	846,211	2,334,933	2,841,476
Short-term borrowings	26,405	8,103	173,052	23,996
Long-term obligations	373,534	301,417	1,070,789	560,861

Total interest expense	1,253,132	1,325,364	3,984,757	3,889,922

Net interest income	3,831,048	3,598,070	11,388,285	10,254,342
Provision for probable loan losses	225,000	115,000	465,000	435,000

Net interest income after provision for probable loan losses	3,606,048	3,483,070	10,923,285	9,819,342

Noninterest income:
Service charges on deposit accounts	795,735	676,897	2,555,530	1,996,933
Other service charges and fees	563,840	428,607	1,342,837	1,004,453
Net gain on sale of securities	42,112	8,304	47,681	69,488
Income from bank owned life insurance	61,575	67,354	184,725	201,802
Other operating income	30,370	21,331	87,146	46,441

Total noninterest income	1,493,632	1,202,493	4,217,919	3,319,117

Noninterest expenses:
Salaries	1,342,867	1,195,859	3,933,389	3,539,271
Retirement and other employee benefits	574,653	461,272	1,669,658	1,486,918
Occupancy	325,148	243,104	916,947	729,002
Equipment	329,908	336,362	993,897	1,021,673
Professional fees	62,767	83,337	254,676	265,203
Supplies	66,199	85,888	265,283	230,498
Telephone	110,012	76,516	374,462	234,746
Postage	51,453	55,256	150,092	153,566
Other operating expenses	762,872	677,889	2,181,656	2,066,948

Total noninterest expenses	3,625,879	3,215,483	10,740,060	9,727,825

Income before income taxes	1,473,801	1,470,080	4,401,144	3,410,634
Income taxes	435,000	444,319	1,345,000	967,319

Net income	$1,038,801	$1,025,761	$3,056,144	$2,443,315

Net income per share – basic	$0.51	$0.50	$1.51	$1.19
Net income per share – diluted	$0.51	$0.50	$1.50	$1.18
Weighted average shares outstanding – basic	2,020,274	2,055,774	2,022,935	2,056,354
Weighted average shares outstanding – diluted	2,042,834	2,065,016	2,044,111	2,065,596

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine months ended September 30, 2003 and 2002

(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2002	$7,230,619	$5,762,477	$12,507,403	$(75,896)	$101,322		$25,525,925
Unrealized gains, net of income tax expense of $1,115,480					1,781,552	$1,781,552	1,781,552
Net income			2,443,315			2,443,315	2,443,315

Total comprehensive income						$4,224,867

Recognition of deferred compensation - restricted stock				17,495			17,495
Repurchase of common stock	(13,213)	(47,601)					(60,814)
Cash dividends ($.30 per share)			(619,740)				(619,740)

Balance September 30, 2002	$7,217,406	$5,714,876	$14,330,978	$(58,401)	$1,882,874		$29,087,733

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2003	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245
Unrealized losses, net of income tax benefit of $937,723					(1,497,925)	$(1,497,925)	(1,497,925)
Net income			3,056,144			3,056,144	3,056,144

Total comprehensive income						$1,558,219

Deferred compensation – restricted stock issuance	29,445	121,989		(151,434)			—
Recognition of deferred compensation – restricted stock				40,210			40,210
Repurchase of common stock	(36,750)	(172,113)					(208,863)
Cash dividends ($.375 per share)			(764,228)				(764,228)

Balance September 30, 2003	$7,132,752	$5,359,978	$17,463,735	$(163,792)	$470,910		$30,263,583

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,056,144	$2,443,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	718,481	597,886
Amortization of premium on investment securities, net	389,543	34,897
Provision for probable loan losses	465,000	435,000
Gain on sale of securities	(47,681)	(69,488)
Deferred compensation - restricted stock	40,210	17,495
Decrease (increase) in accrued interest receivable	(522,285)	(399,733)
(Gain) loss on disposal of premises and equipment	(991)	2,985
Loss on sale of real estate acquired in settlement of loans	4,820	8,369
Increase in other assets	(1,242,700)	(825,468)
Decrease in accrued interest payable	(94,828)	(188,538)
Increase (decrease) in other liabilities, net	365,500	(210,588)

Net cash provided by operating activities	3,131,210	1,846,132

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	10,864,349	11,742,210
Proceeds from maturities of investment securities classified as available-for-sale	39,300,350	13,746,250
Purchases of investment securities classified as available-for-sale	(40,256,695)	(65,112,319)
Redemption (purchase) of Federal Home Loan Bank common stock	177,500	(617,200)
Proceeds from disposal of premises and equipment	3,300	36,084
Purchases of premises and equipment	(3,199,697)	(496,872)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	—	61,437
Net loan originations	(41,523,338)	(24,515,700)

Net cash used by investing activities	(34,634,231)	(65,156,110)

Cash flows from financing activities:
Net increase in deposits	27,396,180	16,044,147
Net increase in short-term borrowings	5,779,918	18,446,474
Increase in long-term obligations	—	22,000,000
Dividends paid	(713,488)	(599,108)
Repurchase of common stock	(208,863)	(60,814)

Net cash provided by financing activities	32,253,750	55,830,699

Increase in cash and cash equivalents	750,729	(7,479,279)
Cash and cash equivalents at beginning of period	20,345,006	25,423,420

Cash and cash equivalents at end of period	$21,095,735	$17,944,141

Cash paid during the period:
Interest	$4,079,585	$4,078,460
Taxes	1,436,740	1,131,593

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$254,743	206,562
Unrealized (losses) gains on available-for-sale securities, net of deferred taxes	(1,497,925)	1,781,552
Restricted stock issuance	151,434	—

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2)	Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the nine-month periods ended September 30, 2003 and 2002, respectively.

	Nine-months ended September 30,
	2003	2002
Balance at the beginning of the period	$3,150,000	$2,850,000
Provision for probable loan losses	465,000	435,000
Charge-offs	(156,238)	(304,003)
Recoveries	61,840	102,500
Net Charge-offs	(94,398)	(201,503)
Balance at end of the period	$3,520,602	$2,966,132

(3)	Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the nine months ended September 30, 2003 and 2002, diluted weighted average shares outstanding increased by 9,987 and 5,462, respectively, due to the dilutive impact of restricted stock. For the three months ended September 30, 2003 and 2002, diluted weighted average shares outstanding increased by 10,474 and 5,655, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the nine months ended September 30, 2003 and 2002, diluted weighted average shares outstanding increased by 11,189 and 3,780, respectively, due to the dilutive impact of options. For the three months ended September 30, 2003 and 2002, diluted weighted average shares outstanding increased by 12,086 and 3,587, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Nine months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,056,144	2,022,935	$1.51

Effect of dilutive securities	—	21,176

Diluted net income per share	$3,056,144	2,044,111	$1.50

	Nine months ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,443,345	2,056,354	$1.19

Effect of dilutive securities	—	9,242

Diluted net income per share	$2,443,345	2,065,596	$1.18

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,038,801	2,020,274	$0.51

Effect of dilutive securities	—	22,560

Diluted net income per share	$1,038,801	2,042,834	$0.51

	Three months ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,025,791	2,055,774	$0.50

Effect of dilutive securities	—	9,242

Diluted net income per share	$1,025,791	2,065,016	$0.50

(4)	Stock Option Plan

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

Stock options of 8,100 shares were granted during the nine months ended September 30, 2002. There were no options granted in the first nine months of 2003. The per share weighted-average fair value of options granted during 2002 was $2.63 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2002
Expected dividend yield	3.0%
Risk-free interest rate	4.8%
Expected life (in years)	6
Expected volatility	20%

The Company awarded 8,413 shares of restricted stock during the nine months ended September 30, 2003, resulting in an increase to deferred compensation-restricted stock of $151,434.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Nine months ended September 30,
	2003	2002
Net income, as reported	$3,056,144	2,443,345
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,538)	(6,539)

Proforma net income	$3,049,606	2,436,806

Earnings per share:
Basic – as reported	$1.51	1.19

Basic – proforma	1.51	1.19

Diluted – as reported	1.50	1.18

Diluted – proforma	1.49	1.18

	Three months ended September 30,
	2003	2002
Net income, as reported	$1,038,801	1,025,791
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,179)	(2,180)

Proforma net income	$1,036,622	1,023,611

Earnings per share:
Basic – as reported	$0.51	0.50

Basic – proforma	0.51	0.50

Diluted – as reported	0.51	0.50

Diluted – proforma	0.51	0.50

(5)	Long-term Obligations

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim reporting period beginning after June 15, 2003. The application of this Interpretation did not have and is not expected to material effect on the Company’s consolidated financial statements.

The application of Interpretation 46 may result in the de-consolidation of the trust that has issued the trust preferred capital securities currently reported in our consolidated financial statements; at this time final interpretation regarding such application is pending. The trust preferred capital securities are currently disclosed as long-term borrowings within the consolidated financial statements. The potential de-consolidation of the trust would instead require disclosure of subordinated debentures between Bancorp and the issuing trust. Currently, the subordinated debentures are eliminated in consolidation, resulting in the disclosure of long-term borrowings. The impact of this change would not have a material effect on our consolidated financial statements.

Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in the Statement. In addition, except as defined in the Statement, all provisions of this Statement should be applied prospectively. The adoption of SFAS No.149 did not have a material impact on the consolidated financial statements.

Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No.150 did not have a material impact on the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp’s two wholly-owned subsidiaries are The East Carolina Bank (the “Bank” or “ECB”) and ECB Statutory Trust I. Bancorp and its subsidiaries are collectively referred to hereafter as the “Company”. The Bank is a state-chartered community bank which was founded in 1919. The Bank offers a full range of banking services through 18 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Currituck, Avon, Hatteras, Ocracoke, Washington, Hertford, New Bern, Greenville (two branches), Williamston and newly opened loan production offices located in Morehead City and Wilmington.

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

Comparison of the Results of Operations for the Nine Month Periods Ended September 30, 2003 and 2002

Summary

For the nine months ended September 30, 2003, the Company had net income of $3,056,144 or $1.51 basic and $1.50 diluted earnings per share, compared to $2,443,345, or $1.19 basic and $1.18 diluted earnings per share for the nine months ended September 30, 2002. Net interest income increased $1,133,913 or 11.06% to $11,388,285 in the first nine months of 2003 from $10,254,372 in the first nine months of 2002, and noninterest income increased $898,802 or 27.08% when compared to the same period last year. Noninterest expense increased $1,012,235 or 10.41% for the nine month period ended September 30, 2003 as compared to the same period in 2002, as salary and employee benefits expense increased $576,858 to $5,603,047 compared to $5,026,189 during the same nine month period in 2002.

Net interest income

Net interest income for the nine months ended September 30, 2003 was $11,388,285, an increase of $1,133,913 or 11.06% when compared to net interest income of $10,254,372 for the prior year period. The Company’s net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2003 was 4.27% compared to 4.83% for the same period in 2002. Management attributes a portion of the decrease in the Bank’s net interest margin to the decrease in yield on earning assets. The yield on average earning assets, on a tax-equivalent basis, for the nine months ended September 30, 2003 was 5.72% compared to 6.61% in 2002, a decrease of 89 basis points.

Total interest income increased $1,228,778 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, due to an increase of $74.6 million in average earning assets. Average loans outstanding increased $47.3 million as real estate loans increased $20.5 million. During the third quarter of 2002, management implemented a cost recovery strategy to leverage its newly acquired capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread. As a result, the Bank’s average investment portfolio increased by $27.9 million.

Total interest expense increased $94,865 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, as interest-bearing liabilities increased on average $70.4 million. The cost of funds for the Company during the nine months ended September 30, 2003 was 1.76%; a decrease of 48 basis points when compared to 2.24% for the nine months ended September 30, 2002.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the nine months ended September 30, 2003 was $465,000, compared to $435,000 during the nine months ended September 30, 2002. Net charge-offs for the period ended September 30, 2003 totaled $94,398, compared to net charge-offs of $201,503 during the first nine months of 2002. The slightly higher provision expense for probable loan loss for the nine month period ending September 30, 2003 is primarily the result of loan growth, while provision expense for probable loan loss in the same period in 2002 reflects the charge-off activity that occurred in the first quarter of 2002 when the Bank charged-off $150,000 on a single commercial credit. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $898,802 or 27.08% to $4,217,919 for the nine months ended September 30, 2003 compared to $3,319,117 for the same period in 2002. This is principally due to an increase of $551,062 in Overdraft Banking Privilege fees generated from a new banking product, designed to automatically advance funds to assist in the event of checking account overdrafts, introduced by the Bank in December of 2001. Other service charges and fees increased $338,384 over the prior year period due to increases of mortgage loan origination fees of $228,836 and increased brokerage fees of $88,019. During the nine months of 2003, the Bank had a net gain on the sale of securities of $47,681 compared to $69,488 during the same period last year.

Noninterest expense

Noninterest expense increased $1,012,235 or 10.41% to $10,740,060 for the nine months ended September 30, 2003 from the same period in 2002. This increase is principally due to general increases in salary and employee benefits expense of $576,858 or 11.48%. Salary expense increased $394,118 over the prior year period as a result of general staffing increases of $216,013 and additional salary expense of $178,105 associated with the Bank’s recently opened office in Williamston and loan production offices in Morehead City and Wilmington. Employee benefit expense increased $182,740 over the prior year period as the Company increased its incentive pay accrual by $72,731 and employee group insurance premiums increased $55,449 over the prior year period. Occupancy expense increased $187,945 or 25.78% principally as the result of accelerated depreciation expense of $97,413 on the Bank’s home office branch facility as the Bank plans to replace the existing branch structure with a new corporate and branch office in 2004. An additional $50,170 of occupancy expense is directly attributable to the opening of the new Williamston office and two loan production offices. Bank supplies increased $34,785 from the prior year period primarily as the result of increased forms and PC related supplies. Telephone and data communications expense increased $139,716 over the prior year period, as the Bank has implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote the Bank’s network capabilities. Other operating expenses increased $114,708 from $2,066,948 for the nine months ended September 30, 2002 to $2,181,656 for the nine months ended September 30, 2003. Increased dues and membership fees of $66,078, one-time expenses due to flooding during Hurricane Isabel of $42,138 in late September 2003, increased advertising expense of $34,634, increased outside services of $27,770 and increases in ATM expense of $25,857 were offset by a decrease in “Loss on Sale of Other Assets and Repossessions.” During the second quarter of 2002, the Company had a write-down on repossessed loan collateral of $144,894.

Income taxes

Income tax expense for the nine months ended September 30, 2003 and 2002 was $1,345,000 and $967,319, respectively, resulting in effective tax rates of 30.56% and 28.36%, respectively. The increase in the Bank’s effective tax rate for 2003 is the result of an increased state tax liability. Changes in the mix of investments within the Bank’s investment portfolio during 2002 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of the Results of Operations for the Three Month Periods Ended September 30, 2003 and 2002

Summary

For the three months ended September 30, 2003, the Company had net income of $1,038,801 or $0.51 basic and diluted earnings per share, compared to $1,025,791, or $0.50 basic and diluted earnings per share for the three months ended September 30, 2002. Net interest income increased $232,948 or 6.47% to $3,831,048 in the third quarter of 2003 from $3,598,100 in the third quarter of 2002, and noninterest income increased $291,139 or 24.21% when compared to the same period last year. Noninterest expense increased $410,396 or 12.76% for the three month period ended September 30, 2003 as compared to the same period in 2002, as salary and benefits expense increased $260,389 to $1,917,520 compared to $1,657,131 during the third quarter of 2002.

Net interest income

Net interest income for the three months ended September 30, 2003 was $3,831,048, an increase of $232,948 or 6.47% when compared to net interest income of $3,598,100 for the prior year period. The Company’s net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2003 was 4.13% compared to 4.77% in the third quarter of 2002. Management attributes a portion of the decrease in the Bank’s net interest margin to the decrease in yield on earning assets resulting from continued decreases in interest rates.

Total interest income increased $160,746 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, due to an increase of $70.1million in average earning assets. Average loans outstanding increased $51.0 million as real estate loans increased $20.0 million. Late during the third quarter of 2002, management implemented a cost recovery strategy to leverage its newly acquired capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread. As a result, the Bank’s average investment portfolio increased by $19.2 million when compared to the third quarter of 2002. The yield on average earning assets, on a tax-equivalent basis, for the three months ended September 30, 2003 was 5.44% compared to 6.47% in 2002.

Total interest expense decreased $72,202 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, even as interest-bearing liabilities increased on average $66.1 million. The cost of funds for the Company during the three months ended September 30, 2003 was 1.62%; a decrease of 57 basis points when compared to 2.19% for the three months ended September 30, 2002.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended September 30, 2003 was $225,000 compared to $115,000 in the same period in 2002. Net charge-offs for the quarter ended September 30, 2003 totaled $43,641, compared to net recoveries of $2,365 during the third quarter of 2002. The increase in provision for probable loan losses is due to increased net charge-offs and loan growth that occurred in the third quarter of 2003. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $291,139 or 24.21% to $1,493,632 for the three months ended September 30, 2003 compared to $1,202,493 for the same period in 2002. This is principally due to an increase of $124,028 in Overdraft Banking Privilege fees generated from a new banking product, designed to automatically advance funds to assist in the event of checking account overdrafts, introduced by the Bank in December of 2001. Other service charges and fees increased $135,233 over the prior year period due to increases of mortgage loan origination fees of $91,208 and increased brokerage fees of $54,664. During the third quarter of 2003, the Bank had a net gain on the sale of securities of $42,112 compared to net gain of $8,304 during the same period last year.

Noninterest expense

Noninterest expense increased $410,396 or 12.76% to $3,625,879 for the three months ended September 30, 2003 from the same period in 2002. This increase is principally due to general increases in salary and benefits expense of $260,389 or 15.71%. Salary expense increased $147,008 over the prior year period as a result of general salary increases of $35,120 and additional staffing expense within home office and mortgage departments of $43,379. Additional salary expenses of $68,509 are associated with the Bank’s recently opened office in Williamston and loan production offices in Morehead City and Wilmington. Benefits during third quarter 2003 compared to 2002 increased $113,381 or 25.58% principally due to an increase in employee group insurance premiums of $61,805. Occupancy expense increased $82,044 or 33.75% principally as the result of accelerated depreciation expense of $32,471 on the Bank’s home office branch facility, as the Bank plans to replace the existing branch structure with a new corporate and branch office in 2004. Telephone and data communications expense increased $33,496 over the prior year period, as the Bank implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote the Bank’s network capabilities. Other operating expenses increased $84,983 from $677,889 for the three months ended September 30, 2002 to $762,872 for the three months ended September 30, 2003. The increase is primarily due to one-time expenses due to flooding during Hurricane Isabel of $42,138 in late September 2003 and increased membership fees of $20,849 associated the Banks merchant services department.

Income taxes

Income tax expense for the three months ended September 30, 2003 and 2002 was $435,000 and $444,319, respectively, resulting in effective tax rates of 29.51% and 30.22%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets increased $33.2 million to $419.5 million, an increase of 8.59% when compared to $386.3 million at December 31, 2002. Asset growth was driven by an increase in non-interest-bearing demand deposits of $14.2 million, an increase in interest-bearing demand deposits of $9.0 million and increased savings and time deposits of $4.2 million. A large portion of the growth in transaction accounts is reflective of the Bank’s seasonal tourist business on the “Outer Banks” of North Carolina where the Bank has six branches.

Loans receivable have increased $41.0 million or 17.98% from $227.9 million at December 31, 2002 to $268.9 million at September 30, 2003. The Bank has experienced steady loan demand from all of its markets and its loan production offices have contributed throughout the quarter.

Shareholders’ equity increased by $625,338 from December 31, 2002 to September 30, 2003, as the Company generated net income of $3,056,144 and experienced a decrease of net unrealized gains on available-for-sale securities of $1,497,925 and recognition of deferred compensation – restricted stock of $40,210. During 2003, the Company repurchased 10,500 shares or $208,860 of its stock. The Company declared cash dividends of $764,228 or 37.5 cents per share, during 2003 compared to 30.0 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. The Bank’s objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.31% and 1.38% at September 30, 2003 and December 31, 2002, respectively. Management has allowed the AFLL to represent a slightly smaller percentage of total loans outstanding due to improved asset quality and the effect of seasonal lines of credit.

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

The general reserve percentages used have been determined by management to be appropriate based primarily on historical loan losses and the level of risk assumed for the various risk grades. The reserve percentages for three of the eight risk grades (Special Mention, Substandard and Doubtful) are based on rates used by banking regulators in conjunction with their examination of the Bank.

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

Specific reserves are provided on impaired commercial loans and are determined on a loan-by-loan basis based on management’s evaluation of the Bank’s loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent duplicate reserves. The calculations of specific reserves on commercial loans incorporate the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 114,

“Accounting by Creditors for Impairment of a Loan.” SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measurement of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is the Bank’s policy to treat all commercial loans that are on nonaccrual status as impaired loans. Substantially all other loans made by the Bank are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment) that are evaluated collectively for impairment in the general reserves estimation process discussed above.

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

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is the Bank’s policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $732,311 and $472,157 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the Company had $29,282 invested in loans considered to be impaired under SFAS No. 114 compared to none at December 31, 2002, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses. The allowance for probable loan losses as a percentage of loans outstanding was 1.31% and 1.38% at September 30, 2003 and December 31, 2002, respectively. Management has allowed the AFLL to represent a slightly smaller percentage of total loans outstanding due to improved asset quality and the effect of seasonal lines of credit.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta, wholesale CD (brokered deposits) market, internet deposit bulletin boards and Fed Fund lines with correspondent banks. Short-term borrowings increased $5.8 million during the first nine months of 2003.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses (net of deferred income taxes) on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of September 30, 2003, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of member banks. Additionally, at September 30, 2003, Bancorp was also in compliance with the similar capital requirements set forth by the Federal Reserve and was classified as well-capitalized.

As of September 30, 2003, $9.9 million of the trust preferred securities issued on June 26, 2002 qualifies as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million. As of September 30, 2003, the Bank’s Leverage Ratio (Tier 1 capital divided by average total assets) was 9.36%, compared to 9.98% at December 31, 2002, and Bancorp’s Leverage Ratio was 9.41% on September 30, 2003, compared to 9.51% at December 31, 2002. As of September 30, 2003, the Bank’s Tier 1 Risk-based Capital Ratio was 11.56%, compared to 12.94% at December 31, 2002. Bancorp’s Tier 1 Risk-based Capital Ratio was 11.62% on September 30, 2003 compared to 12.67% at December 31, 2002.

Current Accounting Issues

The Financial Accounting Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates. See footnote 6 of the Notes to Consolidated Financial Statements for discussion on new accounting pronouncements.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report has been performed under the supervision and with the participation of the

Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of that period.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Registrant furnished a Current Report on Form 8-K which was dated July 16, 2003 and reported that it had distributed a press release announcing its results of operations for the three and six months periods ended June 30, 2003.

Registrant furnished a Current Report on Form 8-K which was dated September 16, 2003 and reported that its Board of Directors had declared a cash dividend of $0.125 per share of its common stock, payable on October 13, 2003, to its shareholders of record on September 29, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC. (Registrant)

November 12, 2003	/s/ ARTHUR H. KEENEY, III

Arthur H. Keeney, III (President & CEO)

November 12, 2003	/s/ GARY M. ADAMS

Gary M. Adams (Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)