Form 10KSB
period 2003-12-31
ECB BANCORP INC
filed 2004-03-22
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for its most recent fiscal year were $ 25,941,253

On March 15, 2004, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $42,299,372.

On March 15, 2004, the number of outstanding shares of Registrant’s common stock was 2,040,842.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting are incorporated into Part III of this Report.

PART I

[In this Report, the terms “we,” “us,” “our” and similar terms refer to ECB Bancorp, Inc.]

Item 1.    Description of Business.

General.    We are a bank holding company headquartered in Engelhard, North Carolina. We operate through our wholly-owned bank subsidiary, The East Carolina Bank (the “Bank”). Our principal asset is our investment in the Bank, and dividends we receive from the Bank are our primary source of revenue.

We were organized on March 4, 1998, by the Bank and at the direction of the Bank’s Board of Directors, to serve as the Bank’s parent holding company. Effective July 22, 1998, and to effect the reorganization of the Bank into a bank holding company form of organization, (1) an “interim bank” subsidiary (newly formed by us for the purpose of the reorganization) was merged into the Bank (with the Bank as the surviving corporation), (2) the outstanding shares of the Bank’s common stock were converted into an identical number of shares of our common stock with the result that the then current shareholders of the Bank became our shareholders (with the same relative ownership interests that they had in the Bank) and (3) we became the Bank’s sole shareholder. The Bank continues to exist under its separate charter and bylaws but as our wholly-owned subsidiary.

Sale of Preferred Trust Securities.    On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Since its organization, we have treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, as of December 31, 2003, we have deconsolidated the Trust. Additional information regarding FIN 46 and the effect of the deconsolidation of the Trust is described in Note 1(L) to our consolidated financial statements which are contained in Item 7 of this report.

The Bank.    The Bank is an insured, North Carolina-chartered bank which was organized in 1919 and is engaged in a general, community-oriented commercial and consumer banking business. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under its Bank Insurance Fund (“BIF”) to the maximum amount permitted by law. The Bank has two wholly-owned subsidiaries. ECB Realty, Inc. holds title to five of the Bank’s branch offices which it leases to the Bank. The second subsidiary, ECB Financial Services, Inc., formerly provided courier services to the Bank but is currently inactive.

Business Offices.    The Bank has 19 full-service banking offices, which are located in 10 North Carolina counties, and one loan production office.

Services.    The Bank’s operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in its banking markets. The majority of its deposits and loans are derived from customers in its banking markets, but it also makes loans and has deposit relationships with individual and business customers in areas surrounding its immediate markets. The Bank provides most traditional commercial and consumer banking services, but its principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. Its primary source of revenue is interest income it derives from its lending activities.

The Bank’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. It monitors its competition in order to keep the rates paid on its deposits at a competitive level, and it generates certificates of deposit (CD) on the Internet through the advertising of its deposit rates on an on-line CD trading network. Additional information regarding the Bank’s deposit accounts on December 31, 2003, is included with the information included in this Report under the caption “Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Bank makes a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal and business purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. Additional information regarding the Bank’s loan portfolio at December 31, 2003, is included in the information included in this Report under the caption “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Banking Markets.    The Bank’s banking markets are located in the east central, northeastern and southern coastal portions of North Carolina and along North Carolina’s Outer Banks. During 2003, the Bank opened new offices in Morehead City and Wilmington, which has extended its banking markets into Carteret and New Hanover County in the southern coastal plain of North Carolina.

Employees.    All of our officers serve as officers and employees of the Bank, and we have no employees of our own. As of December 31, 2003, the Bank employed 175 full-time employees (including our executive officers) and 12 part-time employees. The Bank is not a party to any collective bargaining agreement with its employees, and it considers its relations with its employees to be good.

Statistical Data.    Certain statistical data regarding our business is included in the material included in this Report under the caption “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition.    Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is the home of two of the largest commercial banks in the United States, each of which has branches located in our banking market, and we compete with other commercial banks, savings banks and credit unions.

Substantially all of our customers are individuals and small- and medium-sized businesses. We try to differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. We also depend on our reputation as a community bank in our banking market, our involvement in the communities we serve, the experience of our senior management team, and the quality of our associates. We believe that our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans based on collateral quality and personal knowledge of our customers.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer more sophisticated cash management and other commercial banking services. Many of the Bank’s competitors have greater resources, broader geographic markets and higher lending limits than the Bank, and they can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation as a community bank in its local markets, its direct customer contact, its ability to make credit and other business decisions locally, and its personalized service, to counter these competitive disadvantages. However, in terms of assets, the Bank is one of the smaller commercial banks in North Carolina, and there is no assurance that we will be or continue to be an effective competitor in our banking market.

Supervision and Regulation.    Our business and operations are subject to extensive federal and state governmental regulation and supervision. We are a bank holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in any other activities which the FRB determines to be closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the FRB. Additionally, the BHCA generally prohibits bank holding companies from engaging in, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a nonbanking activity unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

There are a number of obligations and restrictions imposed by law on a bank holding company and its insured bank subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” then a bank holding company is required to guarantee (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances where it otherwise might not do so, absent such policy. Under the BHCA, the FRB may require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

Regulation of the Bank.    The Bank is an insured, state-chartered bank. Its deposits are insured by the FDIC’s Bank Insurance Fund, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is not a member of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (1) the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and (2) the Bank is, and continues to be, in compliance with all applicable capital standards. Insured banks also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Commissioner and the FDIC regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the Commissioner and the FDIC containing detailed financial and other information regarding its affairs. The Commissioner and FDIC have broad powers to enforce laws and regulations that apply to the Bank and to require corrective action of conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, removing officers and directors, and the ability otherwise to intervene in the operation and management of the Bank if examinations of and reports filed by the Bank reflect the need to do so.

Even though it is not a member of the Federal Reserve System, the business of the Bank is influenced by the monetary and fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing and also influence, directly and indirectly, the rates of interest paid by commercial banks on their time and savings deposits. Additionally, the Bank’s earnings are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above.

The following paragraphs summarize some of the other significant statutes and regulations that affect us and the Bank, but they are not a complete discussion of all the laws that affect our business. Each paragraph is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal being described.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act (the “GLB Act”) adopted by Congress during 1999 dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expands opportunities to affiliate with securities firms and insurance companies; (2) overrides certain state laws that would prohibit certain banking and insurance affiliations; (3) expands the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

Among its other provisions, the GLB Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons. Under these provisions, a bank must provide to its customers, at the inception of the customer relationship and annually thereafter, the bank’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The GLB Act provides that, except for certain limited exceptions, a bank may not provide such personal information to unaffiliated third parties unless the bank discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. A bank may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act permits states to adopt customer privacy protections that are stricter than those contained in the Act, and it makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The GLB Act has expanded opportunities for us and the Bank to provide other services and obtain other revenues in the future. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. To date we have not elected to become a “financial holding company” and the GLB Act has not had a significant effect on our operations as presently conducted.

Payment of Dividends.    Under North Carolina law, we are authorized to pay dividends such as are declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, we are a legal entity separate and distinct from the Bank, and our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank in general.

In general, the Bank may pay dividends only from its undivided profits. However, if its surplus is less than 50% of our paid-in capital stock, then the Bank’s directors may not declare any cash dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

Under federal law, and as an insured bank, the Bank is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the “FDIA”). Additionally, if in the opinion of the FDIC an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements which provide that insured banks generally should only pay dividends out of current operating earnings, and under the FDIA no dividend may be paid by an FDIC-insured bank while it is in default on any assessment due the FDIC. The payment of dividends by the Bank also may be affected or limited by other factors, such as requirements that its regulators have authority to impose on it to maintain its capital above regulatory guidelines.

Capital Adequacy.    We are required to comply with the capital adequacy standards established by the FRB for bank holding companies and by the FDIC for insured banks. The FRB and FDIC have issued risk-based capital and leverage capital guidelines for measuring the adequacy of a holding company’s or bank’s capital, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with the FRB’s or FDIC’s requirements.

Under the risk-based capital measure, the minimum ratio (“Total Capital Ratio”) of an entity’s total capital (“Total Capital”) to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, is 3.0% for entities that meet certain specified criteria, including having the highest regulatory rating. All others generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (deducting all intangibles) and other indicators of capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FRB and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of an entity’s capital adequacy. The bank regulatory agencies’ methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

The following table lists our regulatory capital ratios at December 31, 2003.

	Minimum Required ratio	Required to be “well capitalized”	Our ratio at 12-31-03	Bank’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	11.41%	11.32%
Total capital to risk-weighted assets	8.0%	10.0%	12.52%	12.34%
Leverage capital ratio	3.0%	5.0%	9.31%	9.25%

Our capital categories are determined solely for the purpose of applying “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of overall financial condition or prospects for other purposes. A failure to meet capital guidelines could subject a bank holding company or bank to a variety of enforcement remedies under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on banks that fail to meet applicable capital requirements.

Prompt Corrective Action.    Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and it is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1

Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC has authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law.

Reserve Requirements.    Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $45.4 million. Those percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets.

FDIC Insurance Assessments.    The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments to be paid by insured banks. The risk-based assessment system categorizes banks as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including banks that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Banks also are assigned by the FDIC to one of three supervisory subgroups within each capital group, with the particular supervisory subgroup to which a bank is assigned being based on a supervisory evaluation provided to the FDIC by the bank’s primary federal banking regulator and information which the FDIC determines to be relevant to the bank’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank’s state supervisor). A different insurance assessment rate (ranging from zero to 27 basis points) applies to each of the nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups). A bank’s assessment rate is determined based on the capital category and supervisory subgroup to which it is assigned. If the Bank’s capital classification were to drop, its assessment rate would increase in the future until it restored and maintained its capital at a higher level. A higher assessment rate would result in an increase in the assessments the Bank pays the FDIC for deposit insurance.

Under the Federal Deposit Insurance Act, the FDIC may terminate the Bank’s deposit insurance if it finds that it has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The FDIC is charged with the responsibility of maintaining the adequacy of the BIF, and the amount the Bank pays for deposit insurance is influenced not only by its capital category and supervisory subgroup but also by the adequacy of the insurance funds at any time. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance funds.

Restrictions on Transactions with Affiliates.    The Bank is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

For purposes of Section 23A, we and any other company or entity that we control or that is under common control with us is treated as an affiliate of the Bank.

The total amount of the above transactions by the Bank is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions of Section 23A designed to avoid the taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits it from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Bank’s ability to extend credit to its or our executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Interstate Banking and Branching.    The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it could “opt out” and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Community Reinvestment.    Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All insured banks are required to make public disclosure of their CRA performance ratings. The Bank received an outstanding rating in its most recent CRA examination.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of

U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (1) new requirements for audit committees of listed companies, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (5) new and increased civil and criminal penalties for violation of the securities laws.

Item 2.    Description of Property.

Our offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and we do not own or lease any separate properties. All of the Bank’s existing banking offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2003, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $11.9 million.

Bank maintains the following 20 offices, 11 of which are owned by the Bank, 5 of which are owned by ECB Realty, Inc. and leased to the Bank, and 4 of which are held under leases with unaffiliated third parties.

Pamlico Region:	Engelhard main banking and corporate office (owned)
Swan Quarter branch office (owned)
Fairfield branch office (leased from ECB Realty)
Washington branch office (leased)
Williamston branch office (owned)

Albemarle Region:	Columbia branch office (leased from ECB Realty)
Creswell branch office (owned)
Hertford branch office (leased)

Western Region:	Greenville Arlington branch office (owned)
Greenville University Medical Center branch office (owned)
New Bern branch office (owned)

Outer Banks Region:	Currituck branch office (owned)
Southern Shores/Kitty Hawk branch office (leased from ECB Realty)
Nags Head branch office (leased from ECB Realty)
Manteo branch office (owned)
Avon branch office (leased)
Hatteras branch office (leased from ECB Realty)
Ocracoke branch office (owned)

Southern Region:	Morehead City branch office (owned)
Wilmington—Loan Production Office (leased)

Item 3.    Legal Proceedings.

We are not a party to any legal proceeding that is expected to have a material effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Our common stock was first issued on July 22, 1998, when we became the Bank’s parent holding company. Our common stock was listed on The Nasdaq SmallCap Market on November 23, 1998, under the trading symbol “ECBE.” Previously, it had been traded on the OTC Bulletin Board. On March 3, 2004, there were 712 holders of record of our common stock.

The per share cash dividends we have paid during each quarterly period during 2003 and 2002, and the quarterly high and low prices of our common stock during those two years, are set forth in Table 18 which is included in Item 6 of this Report. Our sole source of funds for the payment of dividends on our common stock is dividends paid to us by the Bank on the shares of the Bank’s common stock that we hold. The declaration and payment of future dividends by the Bank will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements generally applicable to North Carolina banks, and other factors. Additional information regarding restrictions on the Bank’s ability to pay dividends to us is contained in Item 1 of this Report under the caption “Payment of Dividends.”

Our ability to pay dividends also is subject to our own separate factors, including our earnings and financial condition, capital requirements and regulatory restrictions applicable to bank holding companies.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp’s wholly-owned subsidiary, The East Carolina Bank (the “Bank”) (Bancorp and the Bank collectively referred to hereafter as the “Company”), is a state-chartered community bank which was founded in 1919. As part of our growth strategy, management perceived that the formation of a holding company likely would result in certain advantages, including additional flexibility in expansion of our business through the acquisition of other financial institutions or of branch offices of other institutions, in the raising of additional capital through borrowing (if needed) and provide the flexibility to engage in other financial services activities through newly formed subsidiaries or through the acquisition of existing companies.

We offer a full range of banking services through 19 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Currituck, Avon, Hatteras, Ocracoke, Washington, Greenville (two branches), New Bern, Hertford, Williamston and Morehead City. We also operate a loan production office in Wilmington that will be converted to a full service branch by mid year 2004.

Management’s discussion and analysis of financial condition and results of operations are presented to assist in understanding the financial condition and results of operations of ECB Bancorp, Inc. and its wholly-owned subsidiary, The East Carolina Bank, for the years 2003, 2002, and 2001. This discussion and the related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes.

Our operations and those of depository institutions in general are significantly influenced by general economic conditions and by related monetary, fiscal and other policies of depository institution regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina State Banking Commission. Our net income is dependent, to a large extent, on the differences between interest earned on loans and investments and interest paid on deposits. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

Liquidity is our ability to generate cash to fund asset growth, to meet deposit withdrawals, to maintain regulatory reserve requirement and to pay operating expenses. The principal sources of liquidity are our investment portfolio, interest from loans and investments, loan principal repayments, and increases in deposits.

Certain critical accounting policies affect the more significant judgements and estimates used in the preparation of the consolidated financial statements. For example, we maintain a reserve for probable loan losses for estimated probable losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required. For further discussion of the estimates used, refer to the section captioned Summary of Loan Loss Experience.

Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the FDIC has established capital adequacy guidelines. These guidelines relate to our Leverage Capital, Tier 1 and Total Risk Based Capital (“RBC”).

For The East Carolina Bank, Leverage Capital consists of total shareholders’ equity excluding unrealized gains or losses, net of income taxes, on securities available-for-sale. As of December 31, 2003, our Leverage Ratio was 9.25% compared to 9.98% and 8.43%, respectively, at year-end 2002 and 2001. For regulatory purposes, a well-capitalized financial institution must have a Tier 1 Leverage Ratio of at least 5.00%.

Within the RBC calculations, The East Carolina Bank’s assets, including loan commitments and other off-balance sheet items, are weighted according to Federal regulatory guidelines for risk considered inherent in the assets. The East Carolina Bank’s Tier 1 RBC ratio as of December 31, 2003 was 11.32%, which is, along with ratios of 12.94% and 11.33% for 2002 and 2001, respectively, representative of a well-capitalized institution. The calculation of the Total RBC ratio allows, in The East Carolina Bank’s circumstances, the inclusion of the allowance for probable loan losses in capital, but only to the maximum of 1.25% of risk-weighted assets. As of December 31, 2003, Our Total RBC was 12.34%, which is representative of a well-capitalized institution. The Total RBC ratios for 2002 and 2001 were 14.03% and 12.58%, respectively, both of which were representative of a well-capitalized financial institution.

As of December 31, 2003, shareholders’ equity totaled $30.6 million compared to $29.6 million at December 31, 2002. Shareholders’ equity for 2003 included net unrealized securities gains of $241,000 and $1,969,000 in 2002.

An adequate capital position provides us with expansion capabilities. Retention of sufficient earnings to maintain an adequate capital position is an important factor in determining dividends. During 2003, we declared $1,108,971 in dividends, versus $823,742 in 2001 and $744,200 in 2001. As a percentage of net income in 2003, dividends were 25.9%. On a per share basis, dividends declared in 2003 represented an increase of 25.00% over dividends per share declared in 2002.

In 2003, our net income was $3,905,628 or $1.93 basic and $1.91 diluted earnings per share, compared to $3,488,158 or $1.70 basic and $1.69 diluted earnings per share for the year ended December 31, 2002.

Net interest income for 2003 was $15,230,179, an increase of $1,194,149 or 8.51% when compared to net interest income of $14,036,030 earned during 2002. Our net interest margin, on a tax-equivalent basis, for the year-ended December 31, 2003 was 4.27% compared to 4.82% in 2002. Management attributes the decrease in our net interest margin to the sustained low interest rate environment throughout all of 2003. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached minimum rates such that additional rate reductions were not practical, thus reducing our ability to lower its cost of funds. While our rate sensitive assets such as loans and investment securities continued to mature and pay-out, subsequently, these earning assets were reinvested at lower rates. The yield on average earning assets, on a tax-equivalent basis, fell 89 basis points during 2003 to 5.70% compared to 6.59% in 2002.

Total interest income increased $1,105,097 during 2003 compared to 2002, due to an increase of $66.8 million in average earning assets. Approximately $4.2 million in interest income can be attributed to the additional volume of earning assets while the effect of lower rates reduced the additional income by approximately $3.1 million. The effect of variances in volume and rate interest income and interest expense is illustrated in Table 2. Volume and Rate Variance Analysis.

Total interest expense decreased $89,052 during 2003 compared to 2002, the result of a lower interest rate environment. Our cost of funds during 2003 was 1.72%, a decrease of 47 basis points when compared to 2.19% in 2002.

The volume of average interest-bearing liabilities increased $62.7 million in 2003 and as a result increased interest expense by approximately $1.5 million. The effect of lower interest rates paid on interest-bearing liabilities during 2003 resulted in reduced interest expense of $1.6 million producing a net decrease in interest expense of less than $100,000.

Noninterest income, principally charges for the use of our services, is a significant contributor to net earnings. Noninterest income increased $993,590 or 22.22% to $5,464,466 during 2003 compared to $4,470,876 in 2002. Service charges on deposit accounts increased $572,344 over the prior year. This is principally due to continued success of our Overdraft Banking Privilege (ODP) banking product designed to assist customers in the event of checking account overdrafts by automatically advancing funds to their account. Overdraft Banking Privilege fees net of uncollected and charged-off ODP advances of $212,516 increased $569,707 during 2003. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. Other service charges and fees increased $357,357 over the prior year period. In order to take advantage of a 40 year low in home mortgage rates, we expanded the number of our mortgage loan origination facilities. More staff was added and new mortgage products were designed to meet increased demands from our customers, resulting in increased origination fees of $194,175 over fees earned in 2002. In addition, our investment brokerage staff increased fees by $151,961 over 2002. Recently, we entered into a relationship with a local insurance specialist firm in order to enhance our insurance options for our customers. We anticipate that our mortgage, investment, and insurance products will continue to play an increasing role in our future success. During 2003, we had a net gain on the sale of securities of $135,952 compared to $80,485 in 2002.

Noninterest expense increased $1,476,369 or 11.38% to $14,451,106 compared to $12,974,737 in 2002. This increase is principally due to increased salary and occupancy expense resulting from the expansion of banking locations, services and products. Salary and employee benefits expense increased $648,967 or 9.60%. Salary expense increased $541,341 over the prior year period, primarily the result of incremental salary expense of $346,004 associated with our mid-year opening of its full-service branch in Williamston, additional staffing of our mortgage origination offices and loan production offices in Morehead City and Wilmington opened in January 2003. General Bank employee salary expense increased $195,337 compared to 2002 due to annual merit increases of approximately 4% and increased number of personnel. Employee benefit expense increased $107,626 over the prior year period, due to increased employee group insurance premiums of $107,200 when compared to premiums paid in 2002. Occupancy expense increased $263,817 or 26.33% principally as the result of accelerated depreciation expense of $129,885 on our home office branch facility as we plan to replace the existing branch structure with a new corporate and branch office in 2004. An additional $68,285 of occupancy expense is directly attributable to the opening of the new Williamston office and two loan production offices. Bank supplies increased $42,968 from the prior year period primarily as the result of increased forms and computer related supplies. Telephone and data communications expense increased $167,115 over the prior year period, as we have implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote our network capabilities. Other operating expenses increased $238,185 to $3,001,558 from the 2002 level of $2,763,373. Approximately $125,000 of the increase in other operating expense is the result of our charging off a returned check involved in a fraudulent wire transfer that occurred during the year. We are in the pursuit of a partial monetary recovery from our insurance company, but such recovery is uncertain. Fees for credit card and merchant services provided for us from outside vendors increased $85,480.

Income tax expense for 2003 and 2002 was $1,700,000 and $1,404,000, respectively, resulting in effective tax rates of 30.33% and 28.70%, respectively. The increase in our effective tax rate for 2003 is the result of an increased state tax liability. Changes in the mix of investments within our investment portfolio during 2003 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

Total assets increased $48.7 million to $435.0 million, an increase of 12.60% when compared to $386.3 million at December 31, 2002. Asset growth was funded by an increase in non-interest-bearing demand deposits of $12.8 million, an increase in interest-bearing demand deposits of $10.2 million and increased savings and time deposits of $28.7 million.

Loans receivable have increased $53.7 million or 23.56% from $227.9 million at December 31, 2002 to $281.6 million at December 31, 2003. We have experienced steady loan demand in all of our existing markets and as well as our new loan production offices. Real estate related loans increased approximately $47.2 million and accounted for nearly 90% of the loan growth during 2003. Real estate loans secured by nonfarm, nonresidential properties increased $30.7 million, while construction loans and real estate secured by residential properties increased by $13.3 million. Our two loan production offices, one located in Wilmington and the other in Morehead City, contributed approximately 24% of the loan growth achieved in 2003. As we continued to increase our loan portfolio, we adhered to our strict underwriting standards.

Our investment portfolio decreased by $18.5 million, a decrease of 15.37% from $120.3 million at December 31, 2002 to $101.8 million at December 31, 2003. The decrease was a planned and anticipated event resulting from the cost recovery and leverage strategy implemented in the third quarter of 2002. Monthly cash flow from fixed rate mortgage-backed products provided a third of the funding for the loan growth experienced in 2003.

Total deposits at December 31, 2003 were $352.9 million, an increase of $51.7 million or 17.13% compared to $301.3 million at December 31, 2002. Demand deposits increased $12.8 million or 19.10% during 2003. ECB offices located on the “Outer Banks” of North Carolina where we have six branches generated approximately half of the increase. Interest-bearing deposit accounts, principally NOW accounts, increased $10.2 million or 14.27%. Growth in NOW account deposits occurred primarily in our Pamlico and Albemarle regions.

During 2003, we looked to the wholesale funds market to augment our traditional sources of asset funding. As part of our liquidity and funding strategy, we replaced a portion of deposits of local municipalities, which require us to pledge qualifying investment securities as collateral, with wholesale funds. In February, we obtained $10 million of brokered deposits, a six-month and one year term of equal amounts. Also, we subscribe to an Internet bulletin board service to advertise our certificate of deposit rates. At year-end 2003, we had approximately $27.3 million in this type of deposit, most of which has a maturity of one year or less and carries an interest rate slightly higher than those paid in our local markets.

Shareholders’ equity increased by $1,004,020 from December 31, 2002 to December 31, 2003, as we generated net income of $3,905,628 and experienced a decrease of net unrealized gains on available-for-sale securities of $1,727,388 and deferred compensation—restricted stock issuances net of recognition of $97,820. During 2003, we repurchased 10,500 shares or $208,863 of its stock. We declared cash dividends of $1,018,971 or 50.0 cents per share, during 2003 compared to 40.0 cents per share in the prior year period.

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects our best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on our evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Our evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.26% and 1.38% at December 31, 2003 and December 31, 2002, respectively. We have allowed the AFLL to represent a slightly smaller percentage of total loans outstanding due to improved asset quality.

RESERVE POLICY AND METHODOLOGY

The allowance for probable loan losses is composed of general reserves, specific reserves and an unallocated reserve. General reserves are established for the loan portfolio using loss percentages that are determined based on management’s evaluation of the losses inherent in the various risk grades of loans. Loans are categorized as one of eight risk grades based on our assessment of the overall credit quality of the loan, including the payment history, the financial position of the borrower, underlying collateral, internal credit reviews and the results of external regulatory examinations. The general reserve percentages are then applied to the loan balances within each risk grade to estimate the necessary allowance for probable losses in each risk category.

The general reserve percentages used have been determined by management to be appropriate based primarily on historical loan losses and the level of risk assumed for the various risk grades. The reserve percentages for Special Mention, Substandard and Doubtful are based on rates used by banking regulators in conjunction with their examination of ECB.

The process of classifying loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. To determine the most appropriate risk grade classification for each loan, credit officers examine the borrower’s liquidity level, the quality of any collateral, the amount of the borrower’s other indebtedness, cash flow, earnings, sources of financing and existing lending relationships. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. An independent vendor we engaged on an annual basis conducts an external review of loan classifications as part of their credit review process.

Specific reserves are provided on impaired commercial loans and are determined on a loan-by-loan basis based on our evaluation of our loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent duplicate reserves. The calculations of specific reserves on commercial loans incorporate the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measurement of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is our policy to classify and disclose all commercial loans that are on nonaccrual status as impaired loans. Substantially all other loans made by ECB are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment) that are evaluated collectively for impairment in the general reserves estimation process discussed above.

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

While we use the best information available to establish the allowance for probable loan losses, future adjustments to the allowance or to the reserving methodology may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $444,000 and $438,000 which represented .16% and .19% of loans outstanding at December 31, 2003 and 2002, respectively. At December 31, 2003, we had $61,285 invested in loans considered to be impaired under SFAS No. 114 compared to none at December 31, 2002, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

The provision for probable loan losses charged to operations during 2003 was $637,911, compared to $640,011 for the year ended 2002. Net charge-offs for 2003 totaled $237,911, compared to net charge-offs of $340,011 in 2002. The amount charged for provision for probable loan losses is the result of our review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

2002

In 2002, we had net income of $3,488,158 or $1.70 basic and $1.69 diluted earnings per share, compared to $2,569,303 or $1.25 basic and $1.24 diluted earnings per share for the year ended December 31, 2001.

Net interest income for 2002 was $14,036,030, an increase of $1,915,091 or 15.80% when compared to net interest income of $12,120,939 earned during 2001. Our net interest margin, on a tax-equivalent basis, for the year-ended December 31, 2002 was 4.82% compared to 4.81% in 2001. The basically unchanged position of our net interest margin is attributable to a relatively stable interest rate environment during 2002. An environment that saw only one movement in the Federal Reserve target rate, a 50 basis point decrease occurring in late December 2002.

Total interest income decreased $389,665 during 2002 compared to 2001, principally due to lower interest rates on earning assets. An increase of approximately $40.2 million in average earning assets during 2002 produced an additional $2.9 million of interest income but was offset by a reduction of $3.2 million in interest income as the result of lower rates being earned on earning assets. Yield on average earning assets, on a tax-equivalent basis, for 2002 was 6.59% compared to 7.74% in 2001. This decrease in our yield on earning assets is a result of a lower interest rate environment as the Federal Reserve Board has lowered the federal funds target rate by 475 basis points since January 2001.

Total interest expense decreased $2,304,756 during 2002 compared to 2001, the result of a much lower interest rate environment. Our cost of funds during 2002 was 2.19%, a decrease of 148 basis points when compared to 3.67% in 2001. The volume of average interest-bearing liabilities increased by approximately $34.8 million in 2002 which generated an additional $1.2 million of interest expense but was offset by a decrease in interest expense of $3.5 million as the result of lower interest rates paid on interest-bearing liabilities during 2002.

Noninterest income, principally charges for the use of our services, is a significant contributor to net earnings. Noninterest income increased $1,042,587 or 30.41% to $4,470,876 during 2002 from $3,428,289 in 2001. This is principally due to a net increase of $994,463 in Overdraft Banking Privilege (ODP) fees generated from a new banking product we introduced in December of 2001. Uncollected and charged-off ODP advances of approximately $306,053 and third party vendor fee expense of $401,165 have been netted from gross ODP fees generated. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. The product is designed to assist customers in the event of checking account overdrafts by automatically advancing funds to their account. An additional $269,156 of noninterest income was generated from Bank Owned Life Insurance (BOLI) policies purchased in November of 2001 as a funding mechanism for certain employee benefit plans. Income generated by the BOLI policies is not taxable. We generated an additional $99,416 of fee income through its new Financial Services Department which offers customers an array of financial products. These products became available early in the first quarter of 2002. During 2002, we had a net gain on the sale of securities of $80,485 compared to $437,918 during 2001.

Noninterest expense increased $1,358,928 or 11.69% to $12,974,737 during 2002 from $11,615,809 in 2001. Salary expense increased $287,271 over the prior year period as a result of general salary increases of $150,666 and additional salary expense of $136,605 associated with our new financial services department formed during December of 2001 and a new Loan Production Office located in Williamston, NC. Employee benefit expense increased $513,390 over the prior year period as we increased our incentive pay accrual by $285,839 over 2001. Incentive plan paid out at higher levels in 2002 due to operating results greatly exceeding those we experienced in prior years. During November 2001, we entered into separate agreements with our directors and certain key employees that provide specific individual retirement benefits from the Bank following their retirement from service resulting in expense of approximately $197,513 during 2002. This benefit is funded through the aforementioned BOLI policies. It is expected that our annual return on the purchased life insurance policies will cover our cost associated with these benefits. Bank occupancy expense increased $51,017 as a result of increased building depreciation of $37,956 on new branches and $11,654 of rental expense associated with newly opened loan production offices. Equipment expense increased $33,909 as equipment maintenance increased $59,750, partially offset by a reduction in equipment repair expense of $28,812. Professional fees, which increased $89,538 over the prior year period, are primarily the result of additional consulting expense in connection with our first quarter strategic planning session and outside legal services. Other operating expenses increased $357,589 from $2,405,784 in 2001 to $2,763,373 during 2002. This increase is primarily due to a write-down on repossessed loan collateral of $192,090, increased utilization of outside service providers of $72,921 and increased contributions of $91,352. These increases were partially offset by a reduction in loss on disposal of fixed assets of $153,497.

Income tax expense for 2002 and 2001 was $1,404,000 and $925,000, respectively, resulting in effective tax rates of 28.70% and 26.47%, respectively. The increase in our effective tax rate for 2002 is the result of an increased state tax liability. Changes in the mix of investments within our investment portfolio during 2002 away from state tax exempt securities resulted in a higher state tax liability. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

Total assets increased $74.8 million to $386.3 million, an increase of 24.2% when compared to $311.5 million at December 31, 2001. Asset growth was funded by $10 million of trust preferred securities we issued late in the second quarter of 2002, additional Federal Home Loan Bank advances and other short-term borrowings of approximately $30.0 million, and increased deposits of $32.8 million.

On June 26, 2002 we completed a private issuance of $10 million in trust preferred securities as part of a pooled re-securitization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate, and the initial coupon, set at 5.34%, is payable quarterly. During the third quarter, management implemented a cost recovery strategy to leverage the additional capital through borrowings from the Federal Home Loan Bank and the concomitant purchase of wholesale assets at a spread. After considerable analysis, management decided to implement a blended leverage transaction consisting of adjustable rate mortgages (ARM) and fixed rate mortgage spread products totaling $40 million. ARM products totaling $15 million were purchased while $25 million of 15 and 20 year mortgage-backed securities made up the remaining portion of the transaction. Use of fixed rate mortgage-backed securities provides the highest yields available and the accelerated prepayments provided much needed monthly cash flow to help fund loan growth. Transferring the assets to prime based adjustable rate loans reduces the risk of increasing liability cost in a rising interest rate environment. These assets are funded by approximately $15 million of short-term (90-day) repurchase agreements; $15 million in FHLB advances and $10 million of pooled trust preferred securities. The transaction produced a positive return to the Bank and helped cover the interest expense of the pooled trust preferred securities.

Our ALCO committee will monitor the performance of the transaction on a monthly basis and will update the Board on a quarterly basis.

Loans receivable have increased $38.8 million from $188.9 million at December 31, 2001 to $227.9 million at December 31, 2002. We have experienced favorable loan demand from all of its markets throughout the year. Real estate and real estate related loans have increased by $34.2 million since year-end 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company has no investments in variable interest entities that require consolidation under the Interpretation.

The application of Interpretation 46 (Revised) resulted in the de-consolidation of the trust that has issued the trust preferred capital securities previously reported in our consolidated financial statements. Prior to December 31, 2003, the trust preferred capital securities were reported as long-term obligations within the consolidated financial statements. The de-consolidation of the trust requires disclosure of subordinated debentures between Bancorp and the issuing trust. The impact of this change did not have a material effect on our consolidated financial statements.

Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in the Statement. In addition, except as defined in the Statement, all provisions of this Statement should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 did not have a material impact on the consolidated financial statements.

On December 11, 2003, the SEC staff announced that it will soon release a Staff Accounting Bulletin that will require all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options, probably beginning in the second quarter of 2004. Treatment as a written option would require those loan commitments to be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. The potential impact of this proposal is currently being evaluated.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1.

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(dollars in thousands)
ASSETS
Loans—net (1)	$251,243	6.31%	$15,850	$202,334	7.15%	$14,471	$180,807	8.51%	$15,388
Taxable securities	85,218	4.28%	3,644	71,003	5.53%	3,927	52,467	6.19%	3,247
Non-taxable securities (2)	25,932	5.38%	1,395	23,044	5.74%	1,323	18,575	6.31%	1,173
Overnight investments	5,021	1.23%	62	4,260	2.35%	100	8,621	4.09%	353

Total interest-earning assets	367,414	5.70%	$20,951	300,641	6.59%	$19,821	260,470	7.74%	$20,161
Cash and due from banks	19,932			13,947			12,052
Bank premises and equipment, net	10,364			8,193			8,460
Other assets	12,387			11,000			5,875

Total assets	$410,097			$333,781			$286,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$252,104	1.43%	$3,594	$214,514	2.01%	$4,310	$198,955	3.68%	$7,313
Short-term borrowings	19,735	1.33%	262	10,121	1.14%	115	4,270	2.32%	99
Long-term obligations	34,236	4.06%	1,391	18,500	4.92%	911	5,077	4.49%	228

Total interest-bearing liabilities	306,075	1.71%	5,247	243,135	2.19%	5,336	208,302	3.67%	7,640
Non-interest-bearing deposits	72,221			61,158			51,255
Other liabilities	1,677			2,179			2,259
Shareholders’ equity	30,124			27,309			25,041

Total liabilities and shareholders’ equity	$410,097			$333,781			$286,857

Net interest income and net yield on interest-earning assets (FTE) (3)		4.27%	$15,704		4.82%	$14,485		4.81%	$12,521

Interest rate spread (FTE) (4)		3.99%			4.40%			4.07%

(1)	Average loans include non-accruing loans, net of allowance for probable loan losses. Amortization of deferred loan fees of $325,000, $333,000, and $367,000 for 2003, 2002, and 2001, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $474,000, $449,000, and $399,000 for the years 2003, 2002, and 2001, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 below analyzes the effect of variances in volume and rate on taxable-equivalent interest income, interest expense and net interest income.

Table 2.

VOLUME AND RATE VARIANCE ANALYSIS

	2003 compared to 2002			2002 compared to 2001
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net
	(dollars in thousands)
Loans	$3,292	$(1,913)	$1,379	$1,686	$(2,603)	$(917)
Taxable securities	697	(980)	(283)	1,086	(406)	680
Non-taxable securities (2)	160	(88)	72	269	(119)	150
Overnight investments	14	(52)	(38)	(140)	(113)	(253)

Interest income	4,163	(3,033)	1,130	2,901	(3,241)	(340)
Interest-bearing deposits	645	(1,361)	(716)	442	(3,445)	(3,003)
Short-term borrowings	118	29	147	101	(85)	16
Long-term obligations	707	(227)	480	632	51	683

Interest expense	1,470	(1,559)	(89)	1,175	(3,479)	(2,304)

Net interest income	$2,693	$(1,474)	$1,219	$1,726	$238	$1,964

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $474,000, $449,000, and $399,000 for the years 2003, 2002, and 2001, respectively.

Rate sensitivity analysis, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2003, we had a negative one year cumulative gap of 27.8% of interest-earning assets. We have interest-earning assets of $169 million maturing or repricing within one year and interest-bearing liabilities of $276 million repricing or maturing within one year. This is primarily the result of stable core deposits being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, this position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

Our savings and core time deposits of $195 million include interest-bearing checking and savings accounts of $92 million. These deposits are considered as repricing in the earliest period because the rate can be changed weekly. However, history has shown that the decreases in the rates paid on these deposits have little, if any, effect on their movement out of the Bank. Therefore, in reality, they are not sensitive to changes in market rates and could be considered as non-rate sensitive. If this change were made, our rate sensitive liabilities would be more closely matched at the end of the one year period.

Table 3.

RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 2003

	3 Months Or less	4 to 12 Months	Total within 12 Months	Over 12 Months	Total
	(dollars in thousands)
Earning Assets
Loans—gross	$148,676	$13,356	$162,032	$119,549	$281,581
Investment securities	1,024	5,257	6,281	95,540	101,821
FHLB stock	1,100	—	1,100	—	1,100

Total earning assets	$150,800	$18,613	$169,413	$215,089	$384,502

Percent of total earning assets	39.2%	4.8%	44.1%	55.9%	100.0%
Cumulative percentage of total earning assets	39.2%	44.1%	44.1%	100.0%

Interest-bearing liabilities
Time deposits of $100,000 or more	$42,513	$34,974	$77,487	$851	$78,338
Savings, NOW and Money Market deposits	102,717	—	102,717	—	102,717
Other time deposits	27,578	50,125	77,703	14,515	92,218
Short-term borrowings	15,299	3,000	18,299	—	18,299
Long-term obligations	—	—	—	29,310	29,310

Total interest-bearing liabilities	$188,107	$88,099	$276,206	$44,676	$320,882

Percent of total interest-bearing liabilities	58.6%	27.5%	86.1%	13.9%	100.0%
Cumulative percent of total interest-bearing liabilities	58.6%	86.1%	86.1%	100.0%

Ratios
Ratio of earning assets to interest-bearing liabilities (gap ratio)	80.2%	21.1%	61.3%	481.4%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	80.2%	61.3%	61.3%	119.8%
Interest sensitivity gap	$(37,307)	$(69,486)	$(106,793)	$170,413	$63,620
Cumulative interest sensitivity gap	$(37,307)	$(106,793)	$(106,793)	$63,620	$63,620
As a percent of total earning assets	-9.7%	-27.8%	-27.8%	16.5%	16.5%

In periods of rising interest rates, our rate-sensitive assets cannot be repriced as quickly as its rate-sensitive liabilities. Thus, our net interest income generally will decrease during a period of rising interest rates. In periods of declining interest rates the opposite occurs.

As of December 31, 2003, approximately 44.1% of our interest-earning assets could be repriced within one year and approximately 61.4% of interest-bearing assets could be repriced within five years. Approximately 86.1% of interest-bearing liabilities could be repriced within one year and 95.2% of interest-bearing liabilities could be repriced within five years.

MARKET RISK

Our primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by our interest earning assets or the cost of our interest bearing liabilities, thus directly impacting our overall earnings.

We actively monitor and manage interest rate risk. One way this is accomplished is through the development of and adherence to our asset/liability policy. This policy sets forth our strategy for matching the risk characteristics of interest bearing assets and liabilities so as to mitigate the effect of changes in the rate environment.

Table 4.

MARKET RISK ANALYSIS

	Principal Maturing in Years ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollars in thousands)
ASSETS
Loans
Fixed Rate	$16,968	$17,826	$18,747	$29,161	$28,984	$24,827	$136,513	$137,445
Average rate (%)	7.08%	6.78%	7.05%	6.65%	6.04%	6.13%	6.55%
Variable Rate	55,383	9,396	13,114	16,540	25,161	25,474	145,068	145,068
Average rate (%)	4.64%	4.56%	4.11%	4.81%	4.27%	4.79%	4.57%
Investment securities
Fixed Rate	3,074	1,564	5,044	6,190	9,089	76,860	101,821	101,821
Average rate (%)	5.41%	6.26%	3.26%	3.69%	4.30%	4.34%	4.31%
LIABILITIES
Savings and interest-bearing checking
Variable Rate	102,717	—	—	—	—	—	102,717	102,717
Average rate (%)	0.69%	—	—	—	—	—	0.69%
Certificates of deposits
Fixed Rate	154,845	13,400	1,966	—	—	—	170,211	170,258
Average rate (%)	1.60%	2.86%	2.11%	—	—	—	1.70%
Variable Rate	345	—	—	—	—	—	345	345
Average rate (%)	1.03%	—	—	—	—	—	1.03%
Short-term borrowings
Variable Rate	18,299	—	—	—	—	—	18,299	18,299
Average rate (%)	1.49%	—	—	—	—	—	1.49%
Long-term obligations
Fixed Rate	—	3,000	8,000	3,000	—	5,000	19,000	19,512
Average rate (%)	—	3.03%	4.92%	3.70%	—	4.44%	4.30%
Variable Rate	—	—	—	—	—	10,310	10,310	10,310
Average rate (%)	—	—	—	—	—	4.62%	4.62%

Noninterest income, principally charges for the use our services, is a significant contributor to net earnings. Noninterest income increased $994,000 or 22.22% to $5,464,000 during 2003 compared to $4,471,000 in 2002. Service charges on deposit accounts increased $572,000 over the prior year. This is principally due to continued success of our Overdraft Banking Privilege (ODP) banking product designed to assist customers in the event of checking account overdrafts by automatically advancing funds to their account. Overdraft Banking Privilege fees net of uncollected and charged-off ODP advances of $213,000 increased $570,000 during 2003. ODP advances are charged-off once the account has maintained a negative balance for 45 consecutive days. Other service charges and fees increased $357,000 over the prior year period. In order to take advantage of a 40 year low in home mortgage rates, we expanded the number of our mortgage loan origination offices, added additional staff and designed new mortgage products to meet the increased demand of our customers, resulting in increased origination fees of $194,000 over fees earned in 2002. In addition, our investment brokerage staff increased fees by $152,000 over 2002. Recently, we entered into a relationship with a local insurance specialist firm to enhance our insurance options for our customers. We anticipate that our mortgage, investment, and insurance products will continue to play an increasing role in our future earnings. During 2003, we had a net gain on the sale of securities of $136,000 compared $80,000 in 2002.

Table 5.

NONINTEREST INCOME

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Service charges on deposit accounts	$3,365	$2,793	$1,771
Other service charges and fees	1,627	1,270	1,130
Net gain on sale of securities	136	80	438
Income from bank owned life insurance	246	269	—
Other	90	59	89

Total	$5,464	$4,471	$3,428

Noninterest expenses increased by $1,476,000 or 11.38% to $14,451,000 in 2003 compared to $12,975,000 in 2002. This increase is principally due to increased salary and occupancy expense resulting from the expansion of banking locations, services and products. Salary and employee benefits expense increased $648,000 or 9.60%. Salary expense increased $541,000 over the prior year period. Primarily the result of incremental salary expense of $346,000 associated with our mid-year opening of our full-service branch in Williamston, additional staffing of our mortgage origination offices and loan production offices in Morehead City and Wilmington. General Bank employee salary expense increased $195,000 compared to 2002 due to annual merit increases of approximately 4% and increased number of employees. Employee benefits expense increased $108,000 over the prior year, due to increased employee group insurance premiums of $107,000 when compared to 2002. Occupancy expense increased $264,000 or 26.33 principally the result of accelerated depreciation expense of $130,000 on our home office branch facility as we plan to replace the existing branch structure with a new corporate and branch office in 2004. An additional, $68,000 of occupancy expense is directly attributable to the opening of the new Williamston office and two loan production offices. Our supplies increased $43,000 from the prior year primarily the result of increases in forms and computer related supplies. Telephone and data communications expense increased $167,000 over last year, as we implemented a new voice and data system, updated to provide bank-wide voicemail and additional bandwidth to promote our network capabilities. Other operating expense increased $238,000 to $3,002,000 from the 2002 level of $2,763,000. Approximately $125,000 of the increase is the result of a returned check involved in a fraudent wire transfer that we charged-off during 2003. We are pursuing a partial monetary recovery from our insurance company. Fees for credit card and merchant services provided to us from outside vendors increased $85,000 in 2003.

Table 6.

NONINTEREST EXPENSES

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Salaries	$5,290	$4,749	$4,462
Retirement and other employee benefits	2,061	1,954	1,440
Occupancy	1,266	1,002	951
Equipment	1,459	1,372	1,338
Professional fees	343	315	225
Supplies	337	294	276
Telephone	480	313	319
Postage	213	213	198
Other	3,002	2,763	2,406

Total	$14,451	$12,975	$11,615

ANALYSIS OF FINANCIAL CONDITION

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the percentage of significant components of our balance sheets at December 31, 2003, 2002 and 2001.

Table 7.

DISTRIBUTION OF ASSETS AND LIABILITIES

	December 31,
	2003		2002		2001
	(dollars in thousands)
ASSETS
Loans, net	$278,031	63.9%	$224,733	58.2%	$186,011	59.8%
Investment securities	101,821	23.4%	120,317	31.1%	81,531	26.2%
FHLB stock	1,100	0.3%	1,428	0.5%	633	0.2%
Federal funds sold	—	—	2,000	0.5%	7,950	2.6%

Total earning assets	380,952	87.6%	348,478	90.2%	276,125	88.8%
Cash and due from banks	27,384	6.4%	18,345	4.7%	17,473	5.5%
Bank premises and equipment, net	11,880	2.7%	8,616	2.2%	8,208	2.6%
Other assets	14,748	3.4%	10,866	2.8%	9,690	3.0%

Total assets	$434,964	100.0%	$386,305	100.0%	$311,496	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	$79,661	18.3%	$66,884	17.3%	$57,207	18.4%
Savings, NOW and Money Market deposits	102,717	23.6%	88,320	22.9%	77,187	24.8%
Time deposits of $100,000 or more	78,338	18.0%	79,896	20.7%	66,339	21.3%
Other time deposits	92,218	21.2%	66,161	17.1%	67,734	21.7%

Total deposits	352,934	81.1%	301,261	78.0%	268,467	86.2%
Short-term borrowings	18,299	4.2%	20,221	5.2%	5,119	1.6%
Long-term obligations	29,310	6.8%	32,000	8.3%	10,000	3.2%
Accrued interest and other liabilities	3,779	0.9%	3,184	0.8%	2,384	0.8%

Total liabilities	404,322	93.0%	356,666	92.3%	285,970	91.8%
Shareholders' equity	30,642	7.0%	29,639	7.7%	25,526	8.2%

Total liabilities and shareholders' equity	$434,964	100.0%	$386,305	100.0%	$311,496	100.0%

INVESTMENT PORTFOLIO

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Table 8.

INVESTMENT PORTFOLIO COMPOSITION.

	December 31,
	2003	Percentage	2002	Percentage	2000	Percentage
Securities available-for-sale
U.S. Treasury	$—	—	$—	—	$2,011	2.5%
U.S. Government agencies	17,626	17.3%	12,838	10.7%	17,778	21.8%
Collaterized mortgage obligations	12,463	12.2%	21,120	17.6%	21,665	26.5%
Mortgage-backed securities	40,246	39.5%	59,282	49.3%	18,069	22.2%
Tax-exempt municipals	26,433	26.0%	21,327	17.7%	16,306	20.0%
Preferred stock	5,053	5.0%	5,750	4.8%	5,702	7.0%

Total investments	$101,821	100.0%	$120,317	100.0%	$81,531	100.0%

The following table shows maturities of the carrying values of investment securities held by us at December 31, 2003, and the weighted average yields.

Table 9.

INVESTMENT PORTFOLIO MATURITY SCHEDULES.

	3 Months or Less	Over 3 Months Through 1 Year	Over 1 Year Through 5 Years	Over 5 Years But Within 10 Years	Over 10 Years
Security Type	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Total/Yield
Available-for-sale
U.S. Government agencies	$500	$3,065	$12,054	$2,007	$—	$17,626
	4.25%	4.39%	3.16%	3.90%		3.49%
Collaterized mortgage obligations (1)	348	1,319	5,000	5,796	—	12,463
	-2.63%	6.30%	4.99%	3.13%	—	4.03%
Mortgage-backed securities (1)	—	—	36,006	4,240	—	40,246
			3.97%	4.48%	—	5.10%
Tax-exempt municipals	176	873	11,869	9,663	3,852	26,433
	8.25%	6.50%	5.36%	6.26%	6.25%	5.88%
Preferred stock	—	—	—	—	5,053	5,053
					2.44%	2.44%

Total investments	$1,024	$5,257	$64,929	$21,706	$8,905	$101,821

	2.59%	5.22%	4.14%	4.80%	3.97%	4.31%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected speed. Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $474,000, $449,000, and $399,000 for the years 2003, 2002, and 2001, respectively. The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2003 the market value of the investment portfolio was approximately $393,000 above its book value, which is primarily the result of lower market interest rates compared to the interest rates on the investments in the portfolio.

LOAN PORTFOLIO

We believe the loan portfolio is adequately diversified and contains no foreign loans. Real estate loans represent approximately 65.3% of our loan portfolio. Real estate loans are primarily loans secured by real estate, mortgage, and construction loans. We do not have a large portfolio of home mortgage loans. See note (1) below. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2003, our ten largest loans accounted for approximately 8.0% of our loans outstanding. As of December 31, 2003, we had outstanding loan commitments of approximately $61,528,000. The amounts of loans outstanding and the percentage that such loans represented of total loans at the indicated dates are shown in the following table according to loan type.

Table 10.

LOAN PORTFOLIO COMPOSITION

	December 31,
	2003	2002	2001	1999	1998
	(dollars in thousands)
Real estate—construction	$19,205	$19,188	$12,881	$7,803	$1,865
Real estate—mortgage	164,643	119,313	91,428	91,822	81,251
Installment loans	11,566	13,705	12,012	12,449	11,622
Credit cards and related plans	4,538	3,970	3,884	3,960	3,817
Commercial and all other loans (1)	81,629	71,707	68,656	56,932	49,121

Total	$281,581	$227,883	$188,861	$172,966	$147,676

(1)	The majority of the commercial real estate is owner-occupied and operated.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturity distribution of our loans as of December 31, 2003. A significant majority of loans maturing after one year are repriced at two and three year intervals. In addition, approximately 51.5% of our loan portfolio is comprised of variable rate loans.

Table 11.

LOAN MATURITIES

	Real Estate			Credit cards and related plans	Commercial and all other loans
	Construction	Mortgage	Installment			Total
	(dollars in thousands)
Due in 1 year or less	$3,825	$29,291	$2,529	$3,728	$32,978	$72,351
Due after 1 year through 5 years:
Floating interest rates	10,628	36,084	167	74	17,258	64,211
Fixed interest rates	2,072	60,827	8,485	—	23,334	94,718
Due after 5 years:
Floating interest rates	545	21,819	—	736	2,374	25,474
Fixed interest rates	2,135	16,622	385	—	5,685	24,827

Total	$19,205	$164,643	$11,566	$4,538	$81,629	$281,581

NONPERFORMING ASSETS AND PAST DUE LOANS

A loan is placed on non-accrual status when, in our judgment, the collection of interest income appears doubtful or the loan is past due 90 days or more. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. Interest on loans that are classified as non-accrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds in lieu of foreclosure. Such properties are initially recorded at the lower of cost or fair value less estimated costs to sell. Thereafter the properties are maintained at the lower of cost or fair value. During 2003, non-accrual and restructured loans generated $33,000 of interest income and was recorded as part of the Bank's net income for 2003.

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Table 12.

NONPERFORMING ASSETS AND PAST DUE LOANS

	December, 31
	2003	2002	2001	2000	1999
	(dollars in thousands)
Non-accrual loans	$147	$351	$146	$121	$408
Loans past due 90 or more days still accruing	—	—	94	—	34
Restructured loans	43	61	67	73	81
Repossessions	230	—	25	2	—
Foreclosed properties	24	26	171	58	183

Total	$444	$438	$503	$254	$706

At December 31, 2003 and 2002, nonperforming assets and past due loans were approximately 0.16% and 0.19%, respectively, of the loans outstanding at such dates.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for probable loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in our opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence our judgment in determining the amount charged to operating expense include past due loan loss experience, composition of the loan portfolio, evaluation of estimated probable loan losses and current economic conditions. Our loan watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all credits classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship.

At December 31, 2003, the allocated portion of the allowance for probable loan losses assigned to real estate loans increased $672,000 or 37.02%. The shift in allocation is primarily the result of loan volume growth of real estate loans and risk grades assigned to individual loans during our assessment of credit quality.

Our unallocated portion of the allowance for probable loan losses decreased $210,000 or 83% as the result of our evaluation of various conditions that are not directly measured by any other component of the reserve. One element of this evaluation is the seasoning of the loan portfolio.

The following table sets forth the allocation of allowance for probable loan losses and percent of total loans in each loan category for each of the years presented.

Table 13.

ALLOCATION OF ALLOWANCE FOR PROBABLE LOAN LOSSES

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate	$2,487	65.3%	$1,815	60.7%	$1,587	55.2%	$1,660	57.6%	$1,647	56.2%
Installment loans	82	4.1%	128	6.0%	192	6.4%	154	7.2%	237	7.9%
Credit cards and related plans	162	1.6%	137	1.8%	142	2.1%	170	2.3%	166	2.6%
Commercial and all other loans	777	29.0%	818	31.5%	809	36.3%	686	32.9%	646	33.3%

Total allocated	3,508	100.0%	2,898	100.0%	2,730	100.0%	2,670	100.0%	2,696	100.0%
Unallocated	42		252		120		130		4

Total	$3,550		$3,150		$2,850		$2,800		$2,700

We consider the allowance for probable loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. It must be emphasized, however, that the determination of the allowance using our procedures and methods rest upon various judgements and assumptions about economic conditions and other factors affecting loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for probable loan losses. Such agencies may require us to recognize adjustments to the allowance for probable loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for probable loan losses or future charges to earnings.

The following table summarizes the balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expense.

Table 14.

LOAN LOSS AND RECOVERY EXPERIENCE

	Year ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Total loans outstanding at end of year—gross	$281,581	$227,883	$188,861	$172,966	$147,676

Average loans outstanding—gross	254,830	205,272	183,612	161,356	141,564

Allowance for probable loan losses at beginning of year	$3,150	$2,850	$2,800	$2,700	$2,750
Loans charged off:
Real estate	—	—	136	6	69
Installment loans	200	134	83	45	80
Credit cards and related plans	39	123	124	72	72
Commercial and all other loans	111	188	103	114	145

Total charge-offs	350	445	446	237	366

Recoveries of loans previously charged off:
Real estate	14	1	25	2	6
Installment loans	43	21	14	23	25
Credit cards and related plans	18	24	15	31	27
Commercial and all other loans	37	59	3	39	16

Total recoveries	112	105	57	95	74
Net charge offs	238	340	389	142	292
Provision for probable loan losses	638	640	439	242	242

Allowance for probable loan losses at end of year	$3,550	$3,150	$2,850	$2,800	$2,700

RATIOS
Net charge offs during year to average loans outstanding	0.09%	0.17%	0.21%	0.09%	0.21%
Net charge offs during year to loans at year-end	0.08%	0.15%	0.21%	0.08%	0.20%
Allowance for probable loan losses to average loans	1.39%	1.53%	1.55%	1.74%	1.91%
Allowance for probable loan losses to loans at year-end	1.26%	1.38%	1.51%	1.62%	1.83%
Net charge offs to allowance for probable loan losses	6.70%	10.79%	13.65%	5.07%	10.81%
Net charge offs to provision for probable loan losses	37.30%	53.13%	88.61%	58.68%	120.66%

DEPOSITS

The average balance of deposits and interest rates thereon for the years ended December 31, 2003, 2002, and 2001 are summarized below.

Table 15.

AVERAGE DEPOSITS

	Year ended December 31,
	2003		2002		2001
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing demand deposits	$77,855	0.52%	$67,787	0.76%	$62,751	1.29%
Savings deposits	18,596	0.54%	15,510	0.59%	13,556	1.18%
Time deposits	155,653	1.98%	131,217	2.82%	122,648	5.17%

Total interest-bearing deposits	252,104	1.43%	214,514	2.01%	198,955	3.68%
Noninterest-bearing deposits	72,221		61,158		51,255

Total deposits	$324,325	1.11%	$275,672	1.56%	$250,210	2.92%

We have a large, stable base of time deposits that are principally certificates of deposits and individual retirement accounts obtained from individual customers. Deposits of certain local governments and municipal entities represented approximately 14.53% of our deposits at December 31, 2003. All such public funds are collateralized by investment securities. During 2003, we began using wholesale funding to augment our traditional sources of funding. We subscribe to an Internet bulletin board to advertise our deposit rates which was used to generate $27,294,000 in certificates of deposit. We also used a brokerage firm for an additional $5 million certificate of deposit.

As of December 31, 2003, we held approximately $68,115,000 in time deposits of $100,000 or more of individuals, local governments or municipal entities and $10,223,000 of wholesale deposits $100,000 or more. Non-brokered time deposits less $100,000 was approximately $70,147,000. The following table is a maturity schedule of time deposits as of December 31, 2003.

Table 16.

TIME DEPOSIT MATURITY SCHEDULE

	3 Months or Less	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Time certificates of deposit of $100,000 or more	$36,416	$19,610	$11,238	$851	$68,115
Time certificates of deposit less than $100,000	25,779	16,183	15,250	12,935	70,147
Wholesale time certificates of deposit	7,883	5,990	16,841	1,580	32,294

Total time deposits	$70,078	$41,783	$43,329	$15,366	$170,556

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

Table 17.

RETURN ON ASSETS AND EQUITY

	Year ended December 31,
(Averages)	2003	2002	2001
Return on assets	0.95%	1.05%	0.90%
Return on equity	12.97%	12.77%	10.26%
Dividend payout	25.91%	23.53%	28.80%
Shareholders’ equity to assets	7.35%	8.18%	8.73%

Table 18.

MARKET PRICE OF COMMON STOCK AND DIVIDENDS

The following table sets forth the high and low published prices of the our common stock during each quarterly period during 2003 and 2002 and the quarterly per share cash dividend declared by Bancorp.

Quarter	High	Low	Dividends Declared
2003
Fourth	$28.75	$22.75	$0.1250
Third	24.00	21.77	0.1250
Second	23.50	19.12	0.1250
First	21.73	16.30	0.1250
2002
Fourth	$18.00	$16.12	$0.1000
Third	16.91	14.40	0.1000
Second	17.68	14.00	0.1000
First	15.22	12.69	0.1000

The following table sets forth our contractual payment obligations as of December 31, 2003.

Table 19.

CONTRACTUAL OBLIGATIONS

	Payments Due
Contractual Obligations	1 year or less	2-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
Long-term obligations	$—	$11,000	$3,000	$16,471	$30,471
Short-term borrowings	18,299	—	—	—	18,299
Operating leases	596	864	760	1,712	3,932
Deposits	337,568	15,366	—	—	352,934

Total contractual obligations	$356,463	$27,230	$3,760	$18,183	$405,636

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. The dollar amount of commitments as of December 31, 2003, are set forth in the following table.

Table 20.

COMMERCIAL COMMITMENTS

	Amount of Commitment Expiration per Period
Commercial Commitments	1 year or less	2-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
Loan commitments and lines of credit	$49,877	$572	$274	$10,805	$61,528
Standby letters of credit	1,088	—	—	—	1,088

Total commercial commitments	$50,965	$572	$274	$10,805	$62,616

CONSOLIDATED FIVE YEAR FINANCIAL SUMMARY

ECB Bancorp, Inc. and Subsidiary

	2003	2002	2001	2000	1999
ASSETS AND LIABILITIES
Securities:	$101,820,909	$120,316,725	$81,531,173	$64,776,683	$58,939,340
Taxable	75,388,351	99,787,693	65,223,908	51,246,305	44,438,517
Tax exempt	26,432,558	20,529,032	16,307,265	13,530,378	14,500,823
Loans	281,581,346	227,882,860	188,861,167	172,965,645	147,675,538
Allowance for probable loan losses	3,550,000	3,150,000	2,850,000	2,800,000	2,700,000
Assets	434,964,009	386,304,649	311,496,489	268,388,353	233,133,296
Deposits:	352,933,768	301,261,277	268,466,621	236,241,497	203,301,393
Demand	161,081,644	138,139,444	120,461,779	108,323,266	104,261,971
Savings and time	191,852,124	163,121,833	148,004,842	127,918,231	99,039,422
Shareholders' equity	30,642,265	29,638,245	25,525,925	23,943,002	22,062,400
OPERATING SUMMARY
Interest income:
Interest and fees on loans	$15,849,547	$14,471,301	$15,387,869	$14,900,352	$12,512,479
Interest on securities	4,565,474	4,800,449	4,020,816	3,821,533	3,079,605
Interest on federal funds sold	61,766	99,940	352,670	279,976	302,071

Total interest income	20,476,787	19,371,690	19,761,355	19,001,861	15,894,155

Interest expense:
Interest on deposits	3,593,919	4,309,628	7,312,976	7,003,566	5,542,047
Interest on short-term borrowings	261,673	96,958	99,434	179,448	30,201
Interest on long-term obligations	1,391,016	929,074	228,006	144,290	130,609

Total Interest Expense	5,246,608	5,335,660	7,640,416	7,327,304	5,702,857

Net Interest income	15,230,179	14,036,030	12,120,939	11,674,557	10,191,298
Provision for probable loan losses	637,911	640,011	439,116	242,112	242,319
Noninterest Income	5,464,466	4,470,876	3,428,289	2,263,865	2,063,454
Noninterest expenses	14,451,106	12,974,737	11,615,809	10,394,432	9,169,043

Income before income taxes	5,605,628	4,892,158	3,494,303	3,301,878	2,843,390

Income taxes	1,700,000	1,404,000	925,000	935,000	700,000

Net income	$3,905,628	$3,488,158	$2,569,303	$2,366,878	$2,143,390

Weighted average shares outstanding—basic	2,022,264	2,052,603	2,059,999	2,098,490	2,122,354
Weighted average shares outstanding—diluted	2,045,263	2,064,930	2,064,690	2,101,488	2,123,081
Net income per share—basic	$1.93	$1.70	$1.25	$1.13	$1.01
Net income per share—diluted	$1.91	$1.69	$1.24	$1.13	$1.01

See accompanying Notes to Consolidated Financial Statements.

FINANCIAL HIGHLIGHTS

ECB Bancorp, Inc. and Subsidiary

	2003	2002	Percent Change
For the year:
Total revenues	$25,941,253	$23,842,566	8.8%
Interest and noninterest expenses	22,035,625	20,354,408	8.3%
Net income	3,905,628	3,488,158	12.0%
Per share—basic	$1.93	$1.70	13.6%
Per share—diluted	$1.91	$1.69	13.0%
Cash dividends declared	1,018,971	823,742	23.7%
Per share	$0.50	$0.40	25.0%
Weighted average shares outstanding—basic	2,022,264	2,052,603	-1.5%
Weighted average shares outstanding—diluted	2,045,263	2,064,930	-1.0%

At year-end:
Assets	$434,964,009	$386,304,649	12.6%
Earning assets	383,402,255	350,199,585	9.5%
Loans	281,581,346	227,882,860	23.6%
Investment securities	101,820,909	120,316,725	-15.4%
Allowance for probable loan loss	3,550,000	3,150,000	12.7%
Deposits	352,933,768	301,261,277	17.2%
Shareholders’ equity	30,642,265	29,638,245	3.4%
Book value per share	$15.04	$14.53	3.5%

Averages:
Assets	$410,097,000	$333,781,000	22.9%
Earning assets	371,001,000	303,579,000	22.2%
Loans	254,576,000	205,272,000	24.0%
Deposits	324,009,000	275,672,000	17.5%
Shareholders’ equity	30,124,000	27,309,000	10.3%

See accompanying Notes to Consolidated Financial Statements.

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS

ECB BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

February 16, 2004

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ECB Bancorp, Inc. and Subsidiary

	December 31,
	2003	2002
ASSETS
Non-interest bearing deposits and cash	$27,384,112	18,345,006
Federal funds sold	—	2,000,000

Total cash and cash equivalents	27,384,112	20,345,006

Investment securities available-for-sale, at fair value (cost of $101,428,313 and $117,115,368 at December 31, 2003 and 2002, respectively)	101,820,909	120,316,725
Loans	281,581,346	227,882,860
Allowance for probable loan losses	(3,550,000)	(3,150,000)

Loans, net	278,031,346	224,732,860

Real estate and repossessions acquired in settlement of loans, net	254,000	25,820
Federal Home Loan Bank common stock, at cost	1,100,000	1,427,500
Bank premises and equipment, net	11,880,400	8,615,827
Accrued interest receivable	2,623,464	2,320,964
Other assets	11,869,778	8,519,947

Total	$434,964,009	386,304,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, noninterest bearing	$79,660,488	66,883,915
Demand, interest bearing	81,421,156	71,255,529
Savings	21,295,920	17,064,211
Time	170,556,204	146,057,622

Total deposits	352,933,768	301,261,277

Accrued interest payable	694,004	729,148
Short-term borrowings	18,299,409	20,221,127
Long-term obligations	29,310,000	32,000,000
Other liabilities	3,084,563	2,454,852

Total liabilities	404,321,744	356,666,404

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,037,929 and 2,040,016 in 2003 and 2002, respectively.	7,132,752	7,140,057
Capital surplus	5,359,978	5,410,102
Retained earnings	18,058,476	15,171,819
Deferred compensation—restricted stock	(150,388)	(52,568)
Accumulated other comprehensive income	241,447	1,968,835

Total shareholders’ equity	30,642,265	29,638,245

Total	$434,964,009	386,304,649

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

ECB Bancorp, Inc. and Subsidiary

	Years Ended December 31,
	2003	2002	2001
INTEREST INCOME:
Interest and fees on loans	$15,849,547	14,471,301	15,387,869
Interest on investment securities:
Interest exempt from federal income taxes	809,793	725,152	616,041
Taxable interest income	3,540,446	3,827,196	3,134,427
Dividend income	158,775	211,439	225,293
Interest on federal funds sold	56,460	99,940	352,670
FHLB stock dividends	61,766	36,662	45,055

Total interest income	20,476,787	19,371,690	19,761,355

INTEREST EXPENSE:
Deposits:
Demand accounts	408,727	518,062	806,539
Savings	100,278	91,746	159,586
Time	3,084,914	3,699,820	6,346,851
Short-term borrowings	261,673	96,958	99,434
Long-term obligations	1,391,016	929,074	228,006

Total interest expense	5,246,608	5,335,660	7,640,416

Net interest income	15,230,179	14,036,030	12,120,939
Provision for probable loan losses	637,911	640,011	439,116

Net interest income after provision for probable loan losses	14,592,268	13,396,019	11,681,823

NON-INTEREST INCOME:
Service charges on deposit accounts	3,365,083	2,792,739	1,771,382
Other service charges and fees	1,627,013	1,269,656	1,130,312
Net gain on sale of securities	135,952	80,485	437,918
Income from bank owned life insurance	246,300	269,156	—
Other operating income	90,118	58,840	88,677

Total non-interest income	5,464,466	4,470,876	3,428,289

NON-INTEREST EXPENSES:
Salaries	5,290,244	4,748,903	4,461,632
Retirement and other employee benefits	2,061,030	1,953,404	1,440,014
Occupancy	1,265,624	1,001,807	950,790
Equipment	1,459,074	1,372,383	1,338,474
Professional fees	343,291	314,902	225,364
Supplies	337,133	294,165	276,290
Telephone	480,337	313,222	319,126
Postage	212,815	212,578	198,335
Other operating expenses	3,001,558	2,763,373	2,405,784

Total non-interest expenses	14,451,106	12,974,737	11,615,809

Income before income taxes	5,605,628	4,892,158	3,494,303
Income taxes	1,700,000	1,404,000	925,000

Net income	$3,905,628	3,488,158	2,569,303

Net income per share—basic	$1.93	1.70	1.25

Net income per share—diluted	$1.91	1.69	1.24

Weighted average shares outstanding—basic	2,022,264	2,052,603	2,059,999

Weighted average shares outstanding—diluted	2,045,263	2,064,930	2,064,690

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

ECB Bancorp, Inc. and Subsidiary

	Common Stock		Capital surplus	Retained earnings	Deferred compensation – restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
	Number	Amount
Balance at December 31, 2000	2,073,081	$7,255,784	$5,821,523	$10,682,300	$(23,698)	$207,093		$23,943,002

Unrealized losses, net of income tax benefit of $43,455	—	—	—	—	—	(105,771)	$(105,771)	(105,771)
Net income	—	—	—	2,569,303	—	—	2,569,303	2,569,303

Total comprehensive income							$2,463,532

Deferred compensation—restricted stock issuance	6,042	21,147	54,378	—	(75,525)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	23,327	—		23,327
Repurchase of common stock	(13,232)	(46,312)	(113,424)	—	—	—		(159,736)
Cash dividends ($.36 per share)	—	—	—	(744,200)	—	—		(744,200)

Balance at December 31, 2001	2,065,891	$7,230,619	$5,762,477	$12,507,403	$(75,896)	$101,322		$25,525,925

Unrealized gains, net of income taxes of $1,169,293	—	—	—	—	—	1,867,513	$1,867,513	1,867,513
Net income	—	—	—	3,488,158	—	—	3,488,158	3,488,158

Total comprehensive income							$5,355,671

Deferred compensation—restricted stock issuance	—	—	—	—	—			—
Recognition of deferred compensation—restricted stock	—	—	—	—	23,328	—		23,328
Repurchase of common stock	(25,875)	(90,562)	(352,375)	—	—	—		(442,937)
Cash dividends ($.40 per share)	—	—	—	(823,742)	—	—		(823,742)

Balance at December 31, 2002	2,040,016	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245

Unrealized losses, net of income tax benefit of $1,081,372	—	—	—	—	—	(1,727,388)	$(1,727,388)	(1,727,388)
Net income	—	—	—	3,905,628	—		3,905,628	3,905,628

Total comprehensive income							$2,178,240

Deferred compensation—restricted stock issuance	8,413	29,445	121,989	—	(151,434)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	53,614	—		53,614
Repurchase of common stock	(10,500)	(36,750)	(172,113)	—	—	—		(208,863)
Cash dividends ($.50 per share)	—	—	—	(1,018,971)	—	—		(1,018,971)

Balance December 31, 2003	2,037,929	$7,132,752	$5,359,978	$18,058,476	$(150,388)	$241,447		$30,642,265

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ECB Bancorp, Inc. and Subsidiary

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,905,628	$3,488,158	$2,569,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,041,154	826,231	825,395
Amortization (accretion) of investment securities, net	483,029	95,301	(430,536)
Provision for probable loan losses	637,911	640,011	439,116
Deferred income taxes	(297,000)	(242,000)	(180,000)
Gain on sale of securities	(135,952)	(80,485)	(437,918)
Loss (gain) on sale of real estate acquired in settlement of loans	4,820	(74)	2,000
Loss on disposal of premises and equipment	(992)	(1,587)	156,483
Deferred compensation—restricted stock	53,614	23,328	23,327
(Increase) decrease in accrued interest receivable	(302,500)	65,972	249,762
(Increase) decrease in other assets	(3,282,832)	(1,387,689)	71,522
Decrease in accrued interest payable	(35,144)	(246,854)	(184,088)
Increase in other liabilities, net	1,660,344	100,755	28,469

Net cash provided by operating activities	3,732,080	3,281,067	3,132,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities classified as available-for-sale	17,812,453	18,169,100	25,659,026
Proceeds from maturities of investment securities classified as available-for-sale	49,599,613	17,746,250	21,403,887
Purchases of investment securities classified as available-for-sale	(52,072,087)	(71,678,909)	(63,098,175)
Redemption (purchase) of Federal Home Loan Bank common stock	327,500	(794,700)	—
Proceeds from disposal of premises and equipment	3,300	4,646	64,409
Purchases of premises and equipment	(4,308,035)	(1,237,008)	(1,372,846)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	—	144,880	27,000
Net loan originations	(53,939,397)	(39,361,704)	(16,426,264)
Purchases of life insurance	—	—	(5,060,392)

Net cash used by investing activities	(42,576,653)	(77,007,445)	(38,803,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	51,672,491	32,794,656	32,225,124
Net (decrease) increase in short-term borrowings	(1,921,718)	15,101,915	2,441,172
Repayment of long-term obligations	(2,690,000)	—	(3,000,000)
Origination of long-term obligations	—	22,000,000	10,000,000
Dividends paid	(968,231)	(805,670)	(729,664)
Repurchase of common stock	(208,863)	(442,937)	(159,736)

Net cash provided by financing activities	45,883,679	68,647,964	40,776,896

Increase (decrease) in cash and cash equivalents	7,039,106	(5,078,414)	5,106,376
Cash and cash equivalents at beginning of period	20,345,006	25,423,420	20,317,044

Cash and cash equivalents at end of period	$27,384,112	$20,345,006	$25,423,420

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(1,727,388)	1,867,513	105,771

Cash dividends declared but not paid	$254,743	$204,002	$185,930

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)    Consolidation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, The East Carolina Bank (the Bank) (collectively referred to hereafter as the Company). The Bank has two wholly owned subsidiaries, ECB Realty, Inc. and ECB Financial Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

(H)    Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Loans with outstanding principal balances totaling $477,513 and $141,626 were foreclosed on during the years ended December 31, 2003 and 2001, respectively. There were no such foreclosures in 2002.

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provides the Company with the ability to draw $86 million and $77 million of advances from the FHLB during 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had advances totaling $22 million and $25 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2003 and 2002, the Company owned 11,000 and 14,275 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost.

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

(L)    Long-Term Obligations

On June 26, 2002 the Company completed a private issuance of $10 million in trust preferred securities as part of a pooled resecuritization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate, and the initial coupon, set at 4.85%, is payable quarterly. ECB Bancorp has used the net proceeds for market expansion, the repurchase of Bancorp stock and for other corporate and strategic purposes.

The trust preferred securities were issued by a wholly owned finance subsidiary of ECB Bancorp, Inc., ECB Statutory Trust I (the “Trust”), and ECB Bancorp has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of trust preferred securities were invested in debentures issued by ECB Bancorp, Inc. and that investment became the sole asset of the trust. ECB Bancorp may redeem the trust preferred securities in whole or in part on or about June 26, 2007. The trust preferred securities mature on June 26, 2032.

Since its organization, we have treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 Revised (“FIN 46”), as of December 31, 2003, we have deconsolidated the Trust. The de-consolidation the trust preferred securities did not have a material effect on our consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

(M)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when such amounts are realized or settled.

(N)    Stock Option Plan

During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan (the Omnibus Plan) which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. Stock options vest one-third each year beginning three years after the grant date (for full vesting after 5 years) and expire after 10 years. Restricted stock vests over 5 years.

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

Stock options of 8,100 shares were granted in 2002. There were no options granted in 2003 or 2001. The per share weighted-average fair value of options granted during 2002 was $2.63 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2002
Expected dividend yield	3.0%
Risk-free interest rate	4.8%
Expected life (in years)	6
Expected volatility	20%

Restricted stock of 8,413 shares and 6,042 shares was awarded in 2003 and 2001, respectively, resulting in an increase to deferred compensation-restricted stock of $151,434 in 2003 and $75,525 in 2001.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Year ended December 31,
	2003	2002	2001
Net income, as reported	$3,905,628	3,488,158	2,569,303
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,187)	(8,719)	(6,373)

Proforma net income	$3,896,441	3,479,439	2,562,930

Earnings per share:
Basic—as reported	$1.93	1.70	1.25

Basic—proforma	1.93	1.70	1.24

Diluted—as reported	1.91	1.69	1.24

Diluted—proforma	1.91	1.69	1.24

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

(O)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Diluted weighted average shares outstanding increased by 11,012, 5,943, and 3,167 shares for 2003, 2002 and 2001, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. During 2003, 2002 and 2001, diluted weighted average shares outstanding increased by 11,987, 6,384, and 1,524, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,905,628	2,022,264	$1.93

Effect of dilutive securities	—	22,999

Diluted net income per share	$3,905,628	2,045,263	$1.91

	Year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,488,158	2,052,603	$1.70

Effect of dilutive securities	—	12,327

Diluted net income per share	$3,488,158	2,064,930	$1.69

	Year ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$2,569,303	2,059,999	$1.25

Effect of dilutive securities	—	4,691

Diluted net income per share	$2,569,303	2,064,690	$1.24

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

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

	2003	2002	2001
Unrealized (losses) gains arising during the period	$(2,672,808)	3,117,291	288,692
Tax benefit (expense)	1,028,963	(1,200,283)	(125,380)
Reclassification to realized (gains) losses	(135,952)	(80,485)	(437,918)
Tax expense (benefit)	52,409	30,990	168,835

Other comprehensive income (loss)	$(1,727,388)	1,867,513	(105,771)

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company has no investments in variable interest entities that require consolidation under the Interpretation.

The application of Interpretation 46 (Revised) resulted in the de-consolidation of the trust that has issued the trust preferred capital securities previously reported in our consolidated financial statements. Prior to December 31, 2003 the trust preferred capital securities were reported as long-term obligations within the consolidated financial statements. The de-consolidation of the trust requires disclosure of subordinated debentures between Bancorp and the issuing trust. The impact of this change did not have a material effect on our consolidated financial statements.

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

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 did not have a material impact on the consolidated financial statements.

On December 11, 2003, the SEC staff announced that it will soon release a Staff Accounting Bulletin that will require all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options, probably beginning in the second quarter of 2004. Treatment as a written option would require those loan commitments to be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. The potential impact of this proposal is currently being evaluated.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Securities of other U.S. government agencies and corporations	$17,480,323	161,752	(16,560)	17,625,515
Obligations of states and political subdivisions	25,565,217	906,051	(38,710)	26,432,558
Mortgage-backed securities	52,717,773	586,804	(594,799)	52,709,778
Preferred stock	5,665,000	—	(611,942)	5,053,058

	$101,428,313	1,654,607	(1,262,011)	101,820,909

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Securities of other U.S. government agencies and corporations	$12,508,382	329,323	—	12,837,705
Obligations of states and political subdivisions	20,529,032	828,132	(30,179)	21,326,985
Mortgage-backed securities	78,327,954	2,077,089	(3,008)	80,402,035
Preferred stock	5,750,000	—	—	5,750,000

	$117,115,368	3,234,544	(33,187)	120,316,725

Gross realized gains and losses on sales of securities for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Gross realized gains	$190,053	81,757	635,212
Gross realized losses	(54,101)	(1,272)	(197,294)

Net realized gains	$135,952	80,485	437,918

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Securities of other U.S. government agencies and corporations	$1,983,440	16,560	—	—	1,983,440	16,560
Obligations of states and political subdivisions	2,105,723	37,112	246,818	1,598	2,352,541	38,710
Mortgage-backed securities	25,612,988	594,799	—	—	25,612,988	594,799

Subtotal, debt securities	29,702,151	648,471	246,818	1,598	29,948,969	650,069
Agency preferred stock	—	—	3,053,058	611,942	3,053,058	611,942

Total	$29,702,151	648,471	3,299,876	613,540	33,002,027	1,262,011

While floating rate agency issued preferred stocks are technically equity securities, they are, in substance, debt-like instruments. They do not benefit from improvements in earnings or common stock prices. Instead, their owners hold the same rights as holders of long-term subordinated debt. The decline in values can be demonstrated to be a result of interest rate movements. A rise in interest rates should cause the securities to rise in value and, if the underlying Treasury indices rise to approximately their levels at issuance, the preferred stocks should see their market prices rise to near par. There has been no credit deterioration (actual ratings changes or market perceptions) of issuers.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2003, by remaining contractual maturity are as follows:

	Amortized cost	Fair value
Securities of other U.S. government agencies and corporations:
Due in one year or less	$3,513,991	3,565,160
Due in one year through five years	11,976,357	12,053,790
Due after five through ten years	1,989,975	2,006,565
Obligations of states and political subdivisions:
Due in one year or less	1,038,933	1,048,441
Due in one year through five years	11,565,163	11,868,940
Due after five through ten years	9,170,493	9,663,242
Due after ten years	3,790,628	3,851,935
Mortgage-backed securities:
Due in one year through five years	1,628,573	1,666,921
Due after five through ten years	40,717,460	41,007,015
Due after ten years	10,371,740	10,035,842
Preferred stock	5,665,000	5,053,058

Total securities	$101,428,313	101,820,909

Securities with an amortized cost of $72,338,685 at December 31, 2003 are pledged as collateral for deposits. Of this total, $9,817,863 are pledged as collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

(3)    LOANS

Loans at December 31, 2003 and 2002 classified by type, are as follows:

	2003	2002
Real estate loans:
Construction	$24,118,578	$19,188,028
Secured by farmland	18,294,244	15,128,853
Secured by residential properties	39,294,379	32,354,822
Secured by nonfarm, nonresidential properties	102,140,713	71,829,401
Consumer installment	11,568,599	13,705,142
Credit cards and related plans	4,535,416	3,969,877
Commercial and all other loans:
Commercial and industrial	56,199,958	53,045,263
Loans to finance agricultural production	17,350,383	14,684,562
All other loans	8,623,261	4,320,656

	282,125,531	228,226,604
Less deferred fees and costs, net	544,185	343,744

	$281,581,346	$227,882,860

Included in the above:
Nonaccrual loans	$147,017	$350,652
Restructured loans	43,081	60,686

At December 31, 2003, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $61,285 and had no associated allowance for probable loan loss. The average recorded investment in impaired loans during the year ended December 31, 2003 was $196,457. For the year ended December 31, 2003, the Company recognized no interest income on those impaired loans.

At December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $0. The average recorded investment in impaired loans during the year ended December 31, 2002 was none. For the year ended December 31, 2002, the Company recognized no interest income on impaired loans.

At December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $68,000, which had an associated allowance for probable loan loss of approximately $18,000. The average recorded investment in impaired loans during the year ended December 31, 2001 was approximately $73,000. For the year ended December 31, 2001, the Company recognized no interest income on impaired loans.

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

At December 31, 2003 and 2002, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $39,294,000 and $32,355,000, respectively.

Loans of approximately $19,920,000 at December 31, 2003 are pledged as eligible collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

(4)    ALLOWANCE FOR PROBABLE LOAN LOSSES

An analysis of the allowance for probable loan losses for the years ended December 31, 2003, 2002 and 2001 follows:

	December 31,
	2003	2002	2001
Beginning balance	$3,150,000	2,850,000	2,800,000
Provision for probable loan losses	637,911	640,011	439,116
Recoveries	111,644	105,475	56,931
Loans charged off	(349,555)	(445,486)	(446,047)

Ending balance	$3,550,000	3,150,000	2,850,000

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2003 and 2002 are as follows:

	Cost	Accumulated depreciation	Undepreciated cost
December 31, 2003:
Land	$3,201,072	—	3,201,072
Land improvements	265,055	185,505	79,550
Buildings	9,358,848	2,492,396	6,866,452
Furniture and equipment	5,683,931	3,950,605	1,733,326

Total	$18,508,906	6,628,506	11,880,400

December 31, 2002:
Land	$2,211,568	—	2,211,568
Land improvements	259,310	158,842	100,468
Buildings	7,120,597	2,148,252	4,972,345
Furniture and equipment	5,968,035	4,636,589	1,331,446

Total	$15,559,510	6,943,683	8,615,827

(6)    INCOME TAXES

The components of income tax expense are as follows:

	Current	Deferred	Total
Year ended December 31, 2003:
Federal	$1,661,000	(244,000)	1,417,000
State	336,000	(53,000)	283,000

	$1,997,000	(297,000)	1,700,000

Year ended December 31, 2002:
Federal	$1,381,000	(201,000)	1,180,000
State	265,000	(41,000)	224,000

	$1,646,000	(242,000)	1,404,000

Year ended December 31, 2001:
Federal	$994,000	(53,000)	941,000
State	111,000	(127,000)	(16,000)

	$1,105,000	(180,000)	925,000

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows:

	Years ended December 31,
	2003	2002	2001
Income taxes at statutory rate	$1,906,000	1,663,000	1,188,000
Increase (decrease) resulting from:
Effect of non-taxable interest income	(440,000)	(417,000)	(286,000)
State taxes, net of federal benefit	186,000	148,000	(11,000)
Other, net	48,000	10,000	34,000

Applicable income taxes	$1,700,000	1,404,000	925,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Allowance for probable loan losses	$1,114,000	960,000
Postretirement benefits	230,500	223,200
State economic loss carryforwards	1,500	1,500
Other	427,500	244,000

Total gross deferred tax assets	$1,773,500	1,428,700
State valuation allowance	—	(200)

Total net deferred tax assets	1,773,500	1,428,500

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	387,000	393,000
Unrealized gains on securities available for sale	151,000	1,232,500
Other	228,500	174,500

Total gross deferred tax liabilities	766,500	1,800,000

Net deferred tax asset (liability)	$1,007,000	(371,500)

The valuation allowance for deferred tax assets was $0 and $200 for the years ended December 31, 2003 and 2002, respectively. For each period, the valuation allowance has been determined by management to reduce the deferred tax assets to an amount that is more likely than not to be realized.

Income taxes paid during each of the three years ended December 31, 2003, 2002 and 2001 were $2,201,740, $1,692,500 and $800,700, respectively.

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2003 and 2002 are summarized as follows:

	2003	WAR	2002	WAR
Sweep accounts	$1,829,409	0.50%	$2,830,127	0.50%
Advances from FHLB	3,000,000	2.52%	$3,000,000	2.11%
Repurchase agreements	13,470,000	1.40%	14,391,000	1.50%

Total short-term borrowings	18,299,409	1.49%	20,221,127	1.45%

Junior subordinated debentures	10,310,000	4.62%	—	—
Trust preferred securities	—	—	10,000,000	4.85%
Advances from FHLB	19,000,000	4.30%	22,000,000	4.06%

Total long-term obligations	29,310,000	4.41%	32,000,000	4.31%

Total borrowed funds	$47,609,409	3.29%	$52,221,127	3.20%

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2003, was $19,920,069. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $9,488,122 of investment securities held as collateral by the FHLB on advances as of December 31, 2003. The maximum month end balances were $25,000,000, $25,000,000 and $10,000,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Annual principal maturities of Federal Home Loan Bank advances for the years subsequent to December 31, 2003 are as follows:

2004	$3,000,000
2005	3,000,000
2006	8,000,000
2007	3,000,000
2011	5,000,000

$22,000,000

The Company has Junior Subordinated Debentures outstanding of $10.3 million which bear interest at 3.45% over the 3-month LIBOR rate, payable quarterly. The interest rate at December 31, 2003 was 4.62%. As of December 31, 2002, the Company had long-term obligations outstanding of $10 million in trust preferred securities, which bear interest at 3.45% over the 3-month LIBOR rate payable quarterly. ECB Bancorp may redeem the trust preferred securities in whole or in part on or about June 26, 2007. The trust preferred securities mature on June 26, 2032.

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

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $189,707, $177,681 and $161,444, in 2003, 2002 and 2001, respectively. The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. During 2001, the Company modified the benefit options available to participants.

The following tables provide information relating to the Company’s postretirement benefit plan:

	2003	2002
Reconciliation of benefit obligation
Net benefit obligation, January 1	$583,419	566,681
Service cost	8,951	6,640
Interest cost	42,541	36,448
Amortization of gain	(214)	(3,749)
Plan amendment	(52,646)	(60,167)
Actuarial loss	153,661	131,214
Benefits paid	(25,583)	(22,601)

Net benefit obligation, December 31	710,129	654,466

Fair value of plan assets	—	—

Funded status
Funded status, December 31	710,129	654,466
Unrecognized prior service cost	52,646	60,167
Unrecognized actuarial loss	(153,661)	(131,214)

Net amount recognized, included in other liabilities	$609,114	583,419

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

Net periodic postretirement benefit cost for 2003, 2002 and 2001 includes the following components:

	2003	2002	2001
Service cost	$8,951	6,640	7,604
Interest cost	42,541	36,448	39,092
Amortization of gain	(214)	(3,749)	—

Net periodic postretirement benefit cost	$51,278	39,339	46,696

The following table presents assumptions relating to the plan at December 31, 2003 and 2002:

	2003	2002
Discount rate in determining benefit obligation	6.0%	6.5%
Annual health care cost trend rate	8.0%	8.0%
Ultimate medical trend rate	8.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	14.5%	15.4%
Benefit obligation	13.2%	14.0%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(12.0)%	(12.6)%
Benefit obligation	(11.0)%	(11.6)%

(9)    STOCK OPTION PLAN

A summary of the status of stock options as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

	2003		2002		2001
	Number	Weighted average option price	Number	Weighted average option price	Number	Weighted average option price
Options outstanding, beginning of year	25,302	$11.92	17,202	$11.29	17,202	$11.29
Granted	—	—	8,100	13.25	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Options outstanding, end of year	25,302	$11.92	25,302	$11.92	17,202	$11.29

The following table summarizes information about the stock options outstanding at December 31, 2003:

	2003
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2003	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2003	Weighted- average exercise price
$10.00	8,358	6.1	2,786	$10.00
$12.50	8,844	4.4	8,844	12.50
$13.25	8,100	8.0	—	—

	25,302	6.1	11,630	$11.90

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

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

(10)    DEPOSITS

At December 31, 2003 and 2002, certificates of deposit of $100,000 or more amounted to approximately $78,338,000 and $78,043,000, respectively.

Time deposit accounts as of December 31, 2003, mature in the following years and amounts: 2004—$154,835,000; 2005—$13,400,000; and 2006—$1,966,000.

For the years ended December 31, 2003, 2002 and 2001, interest expense on certificates of deposit of $100,000 or more amounted to approximately $1,188,000, $1,719,000 and $2,899,000, respectively.

The Company made interest payments of $5,282,000, $5,583,000 and $7,824,504 during the years ended December 31, 2003, 2002 and 2001, respectively.

(11)    LEASES

The Company also has several noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2003, 2002 and 2001 was $524,412, $179,756 and $167,019, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows:

Year ending December 31,
2004	$596,403
2005	432,952
2006	430,801
2007	423,939
2008	336,333
Thereafter	1,711,563

Total minimum lease payments	$3,931,991

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are noninterest-bearing, were approximately $7,794,000 at December 31, 2003.

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $61,528,000, standby letters of credit of $1,088,000 and $1,161,000 of unfunded commitments, included in other liabilities, with two Small Business Administration backed venture and debt investment groups (SBIC’s) at December 31, 2003.

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

The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position or results of operations of the Company.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002:

	2003		2002
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Non-interest bearing deposits and cash	$27,384,000	$27,384,000	$18,345,000	$18,345,000
Federal funds sold	—	—	2,000,000	2,000,000
Investment securities	101,821,000	101,821,000	120,317,000	120,317,000
FHLB stock	1,100,000	1,100,000	1,427,500	1,427,500
Accrued interest receivable	2,623,000	2,623,000	2,321,000	2,321,000
Net loans	278,031,000	278,959,000	224,733,000	228,021,000
Financial liabilities:
Deposits	352,934,000	352,981,000	301,261,000	294,907,000
Short-term borrowings	18,299,000	18,299,000	20,221,000	20,221,000
Accrued interest payable	694,000	694,000	729,000	729,000
Long-term obligations	29,310,000	29,822,000	32,000,000	33,342,000

The estimated fair values of net loans, deposits and long-term obligations at December 31 are based on cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. Refer to note 1(E) for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. As discussed in note 13, these off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Quantitative measures established by the Federal Deposit Insurance Corporation (“FDIC”) to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. Management believes, as of December 31, 2003, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$43,065	12.34%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$39,515	11.32%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$39,515	9.25%	≥	4.00%	≥	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$40,523	14.03%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$37,373	12.94%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$37,373	9.98%	≥	4.00%	≥	5.00%

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company unaudited condensed balance sheets as of December 31, 2003 and 2002, and the related unaudited condensed statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

CONDENSED BALANCE SHEETS

	2003	2002
Assets
Receivable from subsidiary	$564,743	514,002
Investment in subsidiaries	40,396,449	39,383,305
Other assets	285,950	295,983

Total assets	$41,247,142	40,193,290

Liabilities and Shareholders’ Equity
Dividends payable	$254,743	204,002
Accrued interest payable	40,134	41,043
Long-term obligations	10,310,000	10,310,000

Total liabilities	10,604,877	10,555,045

Total shareholders’ equity	30,642,265	29,638,245

Total liabilities and shareholders’ equity	$41,247,142	40,193,290

CONDENSED STATEMENTS OF INCOME

	2003	2002	2001
Dividends from bank subsidiary	$1,123,480	1,225,279	866,073
Equity in undistributed net income of subsidiaries	2,782,148	2,262,879	1,703,230

Net income	$3,905,628	3,488,158	2,569,303

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 and 2002

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$3,905,628	3,488,158	2,569,303
Undistributed net income of subsidiaries	(2,782,148)	(2,262,879)	(1,703,230)
Deferred compensation—restricted stock	53,614	23,328	23,327

Net cash provided by operating activities	1,177,094	1,248,607	889,400

FINANCING ACTIVITIES:
Repurchase of common stock	(208,863)	(442,937)	(159,736)
Cash dividends paid	(968,231)	(805,670)	(729,664)

Net cash used in financing activities	(1,177,094)	(1,248,607)	(889,400)

Net change in cash	$—	—	—

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

Loans at December 31, 2003 and 2002 include loans to officers and directors and their associates totaling approximately $1,064,000 and $872,000, respectively. During 2003, $409,000 in loans were disbursed to officers, directors and their associates and principal repayments of $217,000 were received on such loans.

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from pages 4 and 5 (under the caption “Proposal 1: Election of Directors”) and page 8 (under the caption “Executive Officers”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from page 6 (under the captions “Audit Committee—Function” and “—Members”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Audit Committee Financial Expert.    Rules recently adopted by the Securities and Exchange Commission (the “SEC”) require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. In the future, financial expertise and experience will be one of many factors that our Board considers in selecting candidates to become directors. However, we are not required by any law or regulation to have an audit committee financial expert on our Board or Audit Committee, and we believe that small companies such as ours will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as audit committee financial experts who are willing to serve as directors without being compensated at levels higher than we currently pay our directors. Our current Audit Committee members have a level of financial knowledge and experience that we believe is sufficient for a bank our size that, like us, does not engage in a wide variety of business activities, and, for that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in our Board’s selection of candidates to become new directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from page 3 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Code of Ethics.    Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our Code of Ethics will be provided without charge to any person upon request. Requests for copies of our Code of Ethics should be sent by mail to Corporate Secretary at ECB Bancorp, Inc., Post Office Box 337, Engelhard, NC 27824, or by telephone to 252 925-5501.

Item 10.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from page 5 (under the caption “Director Compensation”) and page 8 through 10 (under the caption “Executive Compensation”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Item 11.    Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from pages 2 and 3 (under the caption “Beneficial Ownership of Securities”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2003, and under which shares of our Common Stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average Exercise price of Outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	25,302	$11.92	107,030
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	25,302	$11.92	107,030

Item 12.    Certain Relationships and Related Transactions

Information regarding transactions between us and our directors and executive officers is incorporated by reference from page 10 (under the caption “Transactions with Management”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits.    The following exhibits are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit

3.1	Our Articles of Incorporation (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

4.1	Indenture dated as of June 26, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.2	Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among us, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.3	Guarantee Agreement dated as of June 26, 2002, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

10.1*	Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.2*	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to our 2001 Annual Report on Form 10-KSB)

10.3*	Agreement between William F. Plyler, II. and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.4*	Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.5*	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.6*	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.7*	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to our Registration Statement on Form S-8, Reg. No. 333-77689)

10.8*	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.9*	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.10*	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.11*	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.12*	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.13*	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.14*	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.15*	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.16*	Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.17*	Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.18*	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

21	List of our subsidiaries (filed herewith)

23	Consent of KPMG LLP (filed herewith)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99	Our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting (being filed separately)

*	Asterisks denote a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.    During the last quarter of the period covered by this Report, we filed or furnished Current Reports on Form 8-K as follows:

Date of Report	Nature of Information Reported
October 16, 2003	Previously unpublished information regarding results of our operations for the three and nine months ended September 30, 2003
December 16, 2003	Declaration of a cash dividend

Item 14.    Principal Accountant Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from pages 10 and 11 (under the caption “Services and Fees During 2002 and 2003”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 22 , 2004	ECB BANCORP, INC.

	By:	/s/ ARTHUR H. KEENEY III
Arthur H. Keeney III President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. KEENEY III Arthur H. Keeney III	President and Chief Executive Officer (principal executive officer)	March 22, 2004

/s/ GARY M. ADAMS Gary M. Adams	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 22, 2004

/s/ GEORGE T. DAVIS, JR. George T. Davis, Jr.	Vice Chairman	March 22, 2004

/s/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 22, 2004

/s/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 22, 2004

/s/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 22, 2004

/s/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 22, 2004

/s/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 22, 2004

/s/ RAY M. SPENCER Ray M. Spencer	Director	March 22, 2004

/s/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 22, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Our Articles of Incorporation (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

4.1	Indenture dated as of June 26, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.2	Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among us, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.3	Guarantee Agreement dated as of June 26, 2002, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

10.1	Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibits to our Registration Statement on Form SB-2,

10.2	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to our 2001 Annual Report on Form 10-KSB)

10.3	Agreement between William F. Plyler, II and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.4	Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.5	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.6	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.7	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to our Registration Statement on Form S-8, Reg. No. 333-77689)

10.8	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.9	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.10	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.11	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.12	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.13	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.14	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.15	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.16	Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit Number	Description of Exhibit

10.17	Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.18	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

21	List of our subsidiaries (filed herewith)

23	Consent of KPMG LLP (filed herewith)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99	Our definitive Proxy Statement dated March 22, 2004, as filed with the Securities and Exchange Commission (being filed separately)