Form 10QSB
period 2004-03-31
ECB BANCORP INC
filed 2004-05-12
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

On May 11, 2004, there were 2,038,242 outstanding shares of the registrant’s $3.50 par value common stock.

This Form 10-QSB has 22 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$23,040,500	$27,384,112
Overnight investments	17,875,000	—

Total cash and cash equivalents	40,915,500	27,384,112

Investment securities
Available-for-sale, at market value (cost of $125,963,877 and $101,428,313 at March 31, 2004 and December 31,2003, respectively)	127,167,127	101,820,909
Loans	289,737,523	281,581,346
Allowance for probable loan losses	(3,650,435)	(3,550,000)

Loans, net	286,087,088	278,031,346

Real estate and repossessions acquired in settlement of loans, net	76,891	254,000
Federal Home Loan Bank common stock, at cost	1,350,000	1,100,000
Bank premises and equipment, net	12,572,096	11,880,400
Accrued interest receivable	2,526,696	2,623,464
Other assets	12,231,887	11,869,778

Total	$482,927,285	$434,964,009

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$82,194,250	$79,660,488
Demand interest bearing	87,631,951	81,421,156
Savings	22,049,750	21,295,920
Time	204,222,421	170,556,204

Total deposits	396,098,372	352,933,768

Accrued interest payable	675,960	694,004
Short-term borrowings	17,318,610	18,299,409
Long-term obligations	34,310,000	29,310,000
Other liabilities	2,849,208	3,084,563

Total liabilities	451,252,150	404,321,744

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,040,842 and 2,037,929 in 2004 and 2003, respectively.	7,142,948	7,132,752
Capital surplus	5,428,903	5,359,978
Retained earnings	18,741,589	18,058,476
Deferred compensation - restricted stock	(378,304)	(150,388)
Accumulated other comprehensive income	739,999	241,447

Total shareholders’ equity	31,675,135	30,642,265

Commitments

Total	$482,927,285	$434,964,009

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three months ended March 31, 2004 and 2003

(unaudited)

	Three months ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$4,099,449	$3,770,725
Interest on investment securities:
Interest exempt from federal income taxes	249,983	194,058
Taxable interest income	781,268	1,081,446
Dividend income	34,587	49,050
FHLB stock dividends	9,756	16,767
Interest on federal funds sold	22,940	15,434

Total interest income	5,197,983	5,127,480

Interest expense:
Deposits:
Demand accounts	81,921	121,917
Savings	26,891	23,758
Time	791,363	818,699
Short-term borrowings	47,326	72,691
Long-term obligations	339,896	359,401

Total interest expense	1,287,397	1,396,466

Net interest income	3,910,586	3,731,014
Provision for probable loan losses	150,000	120,000

Net interest income after provision for probable loan losses	3,760,586	3,611,014

Noninterest income:
Service charges on deposit accounts	792,477	872,887
Other service charges and fees	277,345	322,165
Net gain on sale of securities	36,711	38,583
Income from bank owned life insurance	61,575	61,575
Other operating income	337,242	41,318

Total noninterest income	1,505,350	1,336,528

Noninterest expenses:
Salaries	1,395,805	1,260,876
Retirement and other employee benefits	589,578	555,292
Occupancy	359,493	291,815
Equipment	422,172	327,266
Professional fees	86,679	67,544
Supplies	89,218	102,160
Telephone	118,682	113,290
Postage	55,234	45,753
Other operating expenses	775,141	711,238

Total noninterest expenses	3,892,002	3,475,234

Income before income taxes	1,373,934	1,472,308
Income taxes	400,000	465,000

Net income	$973,934	$1,007,308

Net income per share - basic	$0.48	$0.50
Net income per share - diluted	$0.48	$0.49
Weighted average shares outstanding - basic	2,021,694	2,028,346
Weighted average shares outstanding - diluted	2,046,972	2,045,324

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Three months ended March 31, 2004 and 2003

(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2003	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245
Unrealized losses, net of income tax benefit of $274,386					(438,305)	$(438,305)	(438,305)
Net income			1,007,308			1,007,308	1,007,308

Total comprehensive income						$569,003

Deferred compensation - restricted stock issuance	29,445	121,989		(151,434)			—
Recognition of deferred compensation - restricted stock				13,404			13,404
Repurchase of common stock	(36,750)	(172,113)					(208,863)
Cash dividends ($.125 per share)			(254,743)				(254,743)

Balance March 31, 2003	$7,132,752	$5,359,978	$15,924,384	$(190,598)	$1,530,530		$29,757,046

	Common Stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2004	$7,132,752	$5,359,978	$18,058,476	$(150,388)	$241,447		$30,642,265
Unrealized gains, net of income tax expense of $ 312,101					498,552	$498,552	498,552
Net income			973,934			973,934	973,934

Total comprehensive income						$1,472,486

Deferred compensation - restricted stock issuance	31,196	222,825		(254,021)			—
Recognition of deferred compensation - restricted stock				26,105			26,105
Repurchase of common stock	(21,000)	(153,900)					(174,900)
Cash dividends ($.1425 per share)			(290,821)				(290,821)

Balance March 31, 2004	$7,142,948	$5,428,903	$18,741,589	$(378,304)	$739,999		$31,675,135

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$973,934	$1,007,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	300,957	211,186
Amortization of premium on investment securities, net	81,994	111,142
Provision for probable loan losses	150,000	120,000
Gain on sale of securities	(36,711)	(38,583)
Deferred compensation - restricted stock	26,105	13,404
Decrease in accrued interest receivable	96,768	49,010
Loss (gain) on disposal of premises and equipment	4,263	(992)
Loss on sale of real estate acquired in settlement of loans	—	4,820
(Increase) decrease in other assets	(185,000)	274,964
(Decrease) increase in accrued interest payable	(18,044)	62,518
Decrease in other liabilities, net	(583,534)	(270,812)

Net cash provided by operating activities	810,732	1,543,965

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	3,020,000	8,126,025
Proceeds from maturities of investment securities classified as available-for-sale	6,287,215	4,175,000
Purchases of investment securities classified as available-for-sale	(33,888,063)	(9,103,124)
Purchase of Federal Home Loan Bank common stock	(250,000)	—
Proceeds from disposal of premises and equipment	—	3,300
Purchases of premises and equipment	(996,916)	(822,149)
Net loan originations	(8,205,742)	(11,423,098)

Net cash used by investing activities	(34,033,506)	(9,044,046)

Cash flows from financing activities:
Net increase in deposits	43,164,604	16,059,676
Net (decrease) increase in short-term borrowings	(980,799)	2,951,155
Increase in long-term obligations	5,000,000	—
Dividends paid	(254,743)	(204,002)
Repurchase of common stock	(174,900)	(208,860)

Net cash provided by financing activities	46,754,162	18,597,969

Increase in cash and cash equivalents	13,531,388	11,097,888
Cash and cash equivalents at beginning of period	27,384,112	20,345,006

Cash and cash equivalents at end of period	$40,915,500	$31,442,894

Cash paid during the period:
Interest	$1,305,441	$1,333,948
Taxes	529,840	262,540
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$290,821	254,743
Unrealized (losses) gains on available-for-sale securities, net of deferred taxes	498,552	(438,305)
Restricted stock issuance	254,021	151,434

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary, The East Carolina Bank (the “Bank”) (Bancorp and the Bank collectively referred to hereafter as the “Company”). The Bank has two wholly-owned subsidiaries. ECB Realty, Inc. holds title to five of the Bank’s branch offices which it leases to the Bank. The second subsidiary, ECB Financial Services, Inc. formerly provided courier services to the Bank but is currently inactive. All intercompany transactions and balances are eliminated in consolidation.

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2) Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the three-month periods ended March 31, 2004 and 2003, respectively.

	Three-months ended March 31,
	2004	2003
Balance at the beginning of the period	$3,550,000	$3,150,000
Provision for probable loan losses	150,000	120,000
Charge-offs	(59,575)	(24,795)
Recoveries	10,010	13,551
Net Charge-offs	(49,565)	(11,244)
Balance at end of the period	$3,650,435	$3,258,756

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the three months ended March 31, 2004 and 2003, diluted weighted average shares outstanding increased by 10,350 and 7,592, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the three months ended March 31, 2004 and 2003, diluted weighted average shares outstanding increased by 14,928 and 9,386, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$973,934	2,021,694	$0.48

Effect of dilutive securities	—	25,278

Diluted net income per share	$973,934	2,046,972	$0.48

	Three months ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,007,308	2,028,346	$0.50

Effect of dilutive securities	—	16,978

Diluted net income per share	$1,007,308	2,045,324	$0.49

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

The Company accounts for its awards pursuant to the Omnibus Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), recommends that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. There were no options granted in the first three months of 2004 or 2003.

The Company awarded 8,913 and 8,413 shares of restricted stock during the three months ended March 31, 2004 and 2003, respectively, resulting in an increase to deferred compensation-restricted stock of $254,021 and $151,434, respectively.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Three months ended March 31,
	2004	2003
Net income, as reported	$973,934	1,007,308
Deduct: Total stock-based employee Compensation expense determined Under fair value based method for all awards, net of related tax effects	(1,646)	(2,179)

Proforma net income	$972,288	1,005,129

Earnings per share:
Basic – as reported	$0.48	0.50

Basic – proforma	0.48	0.50

Diluted – as reported	0.48	0.49

Diluted – proforma	0.47	0.49

(5) Long-term Obligations

Sale of Trust Preferred Securities. On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in trust preferred securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Since its organization, we have treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, as of December 31, 2003, we have deconsolidated the Trust.

(6) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost include the following components:

	Three months ended March 31,
	2004	2003
Service cost	$1,589	$2,238
Interest cost	10,652	10,635
Amortization of (gain) loss	1,072	(53)
Net periodic postretirement benefit cost	$13,313	$12,820

7) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of March 31, 2004:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of other U.S. government agencies and corporations	$—	—	—	—	—	—
Obligations of states and political subdivisions	1,904,305	26,559	—	—	1,904,305	26,559
Mortgage-backed securities	21,741,332	229,032	3,522,303	50,371	25,263,635	279,403

Subtotal, debt securities	23,645,637	255,591	3,522,303	50,371	27,167,940	305,962
Preferred stock	1,848,000	152,000	2,918,287	746,713	4,766,287	898,713

Total	$25,493,637	407,591	6,440,590	797,084	31,934,227	1,204,675

During the first quarter of 2004, the overall total dollar amount of unrealized losses within the Bank’s investment portfolio decreased slightly when compared to unrealized losses of $1,262,001 at December 31, 2003. However, the amount of unrealized losses 12 months or longer increased by $183,544 or 29.92% as agency preferred stock losses increased $134,771 or 22.02% to $746,713.

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

(8) New Accounting Pronouncements

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have a material impact on the consolidated financial statements. The interim disclosure requirements of Statement 132 (revised) are contained in Note 6 to the financial statements.

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

In March 2004, the SEC released Staff Accounting Bulletin: No. 105 – Application of Accounting Principles to Loan Commitments. This bulletin requires all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options. Treatment as a written option would require those loan commitments to be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. Staff Accounting Bulletin No. 105 must be applied to loan commitments that are issued after March 31, 2004. The adoption of Staff Accounting Bulletin No. 105 is not expected to have a material impact on the consolidated financial statements.

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

Sale of Trust Preferred Securities. On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Since its organization, we have treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, as of December 31, 2003, we have deconsolidated the Trust.

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

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2004 and 2003

Summary

For the three months ended March 31, 2004, we had net income of $973,934 or $0.48 basic and diluted earnings per share, compared to $1,007,308, or $0.50 basic and $0.49 diluted earnings per share for the three months ended March 31, 2003. Net interest income increased $179,572 or 4.81% to $3,910,586 in the first quarter of 2004 from $3,731,014 in the first quarter of 2003, and noninterest income increased $168,822 or 12.63% when compared to the same period last year. Noninterest expense increased $416,768 or 11.99% for the three month period ended March 31, 2004 as compared to the same period in 2003, as salary and benefits expense increased $169,215 to $1,985,383 compared to $1,816,168 during the first quarter of 2003.

Net interest income

Net interest income for the three months ended March 31, 2004 was $3,910,586, an increase of $179,572 or 4.81% when compared to net interest income of $3,731,014 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2004 was 3.99% compared to 4.38% in the first quarter of 2003. Management attributes the decrease in our net interest margin to the sustained low interest rate environment throughout all of 2003. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached minimum rates such that additional rate reductions were not practical, thus reducing our ability to lower our cost of funds. While our rate sensitive assets such as loans and investment securities continued to mature and pay out, subsequently, these earning assets were reinvested at lower rates. The yield on average earning assets, on a tax-equivalent basis, fell 70 basis points to 5.27% compared to 5.97% at the end of the first quarter of 2003.

Total interest income increased $70,503 or 1.38% for the three months ended March 31, 2004 compared to the first three months of 2003. The effect of lower rates has essentially offset an increase of $51.1 million in average earning assets.

Total interest expense decreased $109,069 or 7.81% during first quarter of 2003 compared to the same period in 2002, the result of a lower interest rate environment. Our cost of funds during the first three months of 2004 was 1.53%, a decrease of 38 basis points when compared to 1.91% at the end of first quarter of 2002. The volume of average interest-bearing liabilities increased $43.8 million when comparing first quarter 2004 with 2003.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended March 31, 2004 and 2003 was $150,000 and $120,000, respectively. Net charge-offs for the quarter ended March 31, 2004 totaled $49,565, compared to net charge-offs of $11,244 during the first quarter of 2003. The increase in provision for probable loan losses is due primarily to loan growth and resultant increased credit risk that occurred in the first quarter of 2004. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $168,822 or 12.63% to $1,505,350 for the three months ended March 31, 2004 compared to $1,336,528 for the same period in 2003. This is principally due to a gain on insurance proceeds of $316,924 for property damage sustained during Hurricane Isabel. Service charges on deposit accounts decreased $80,410 or 9.21% as the volume in Overdraft Banking Privilege fees decreased compared to the first quarter of 2003. Other service charges and fees decreased $44,820 or 13.91% over the prior year period due to decreases of mortgage loan origination fees of $57,689 and decreased brokerage fees of $21,302. The decrease in mortgage loan origination and brokerage fees were partially offset by increased merchant discount income of $25,222 over first quarter 2003. During the first quarter of 2004, the Bank had a net gain on the sale of securities of $36,711 compared to net gain of $38,583 during the same period last year.

Noninterest expense

Noninterest expense increased $416,768 or 11.99% to $3,892,002 for the three months ended March 31, 2004 from the same period in 2003. This increase is principally due to general increases in salary and benefits expense of $169,215 or 9.32%. Salary expense increased $134,929 over the prior year period as a result of general salary increases of $24,259 and additional staffing expense within home office and mortgage departments of $21,120. Additional salary expenses of $58,184 are associated with our recently opened full service offices in Williamston and Morehead City and loan production office in Wilmington. Benefits during first quarter 2004 compared to 2003 increased $34,286 or 6.17% principally due to an increase in employee group insurance premiums of $18,826 and increased restricted stock incentive expense of $12,701. Occupancy expense increased $67,678 or 23.19% principally as the result of accelerated depreciation expense of approximately $66,000 on the Bank’s flood damaged accounting and operations facility, as the Bank is constructing a new corporate and branch office in 2004. Equipment expense increased $94,906 or 29.00% over the first quarter of 2003. Equipment maintenance and depreciation expense increased $33,267 and $26,296, respectively, the result of furniture and equipment purchased for our new operation center in Engelhard. Telephone and data communications rental expense increased $29,016 over the prior year period, as we implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote our network capabilities. Other operating expenses increased $63,903 from $711,238 for the three months ended March 31, 2003 to $775,141 for the three months ended March 31, 2004. The increase is primarily due to losses on sale of repossessed assets during the first quarter of 2004 that amounted to $50,500.

Income taxes

Income tax expense for the three months ended March 31, 2004 and 2003 was $400,000 and $465,000, respectively, resulting in effective tax rates of 29.11% and 31.58%, respectively. The decrease in the Bank’s effective tax rate for the first quarter of 2004 compared to the first quarter of 2003 is the result of increased tax exempt income earned from tax exempt securities as a percentage of total income earned. Average balance of tax exempt securities increased $7.0 million or 35.86% to $26.2 million during first quarter of 2004 when compared to $19.2 million in the prior year period. As a result, we increased tax exempt income by $45,801 or 15.80% over the prior year period. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets increased $48.0 million to $483.0 million, an increase of 11.03% when compared to $435.0 million at December 31, 2003. Asset growth was driven by increases in certificates of deposit of $33.7 million and interest-bearing demand deposits of $6.2 million. Approximately $29.5 million or 87.5% of the growth in certificates of deposit was wholesale or municipal funds.

Gross loans increased $8.1 million or 2.90% from $281.6 million at December 31, 2003 to $289.7 million at March 31, 2004. We experienced steady loan demand from all of our markets during the quarter.

Shareholders’ equity increased by $1,032,870 from December 31, 2003 to March 31, 2004, as we generated net income of $973,934 and experienced an increase of net unrealized gains on available-for-sale securities of $498,552 and recognition of deferred compensation – restricted stock of $26,105. During the first quarter of 2004, we repurchased 6,000 shares or $174,900 of our stock. We declared cash dividends of $290,821 or 14.25 cents per share, during 2004 compared to 12.50 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.26% at March 31, 2004 and December 31, 2003.

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

The process of classifying loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. To determine the most appropriate risk grade classification for each loan, credit officers examine the borrower’s liquidity level, the quality of any collateral, the amount of the borrower’s other indebtedness, cash flow, earnings, sources of financing and existing lending relationships. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. An independent vendor we engage on an annual basis conducts an external review of loan classifications as part of their credit review process.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $160,925 and $444,098 which represented .06% and .16% of loans outstanding at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, we had $42,891 invested in loans considered to be impaired under SFAS No. 114 compared to $61,285 at December 31, 2003, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

The provision for probable loan losses charged to operations during the first quarter of 2004 was $150,000, compared to $120,000 for the same period in 2003. Net charge-offs during the first three months of 2004 totaled $49,565, compared to net charge-offs of $11,244 during the first quarter of 2003. The amount charged for provision for probable loan losses is the result of our review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta, wholesale CD (brokered deposits) market, internet deposit bulletin boards and Fed Fund lines with correspondent banks. Short-term borrowings decreased $1.0 million during the first quarter of 2004.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses (net of deferred income taxes) on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of March 31, 2004, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of member banks. Additionally, at March 31,2004, Bancorp was also in compliance with the similar capital requirements set forth by the Federal Reserve and was classified as well-capitalized.

The following table lists Bancorp’s regulatory capital ratios at March 31, 2004 and December 31, 2003.

	Minimum Required ratio	Required to be “well capitalized”	Bancorp’s ratio at 3-31-04	Bancorp’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	11.53%	11.41%
Total capital to risk-weighted assets	8.0%	10.0%	12.67%	12.52%
Leverage capital ratio	3.0%	5.0%	8.12%	9.31%

The following table lists the Bank’s regulatory capital ratios at March 31, 2004 and December 31, 2003.

	Minimum Required ratio	Required to be “well capitalized”	Bank’s ratio at 3-31-04	Bank’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	11.48%	11.32%
Total capital to risk-weighted assets	8.0%	10.0%	12.53%	12.34%
Leverage capital ratio	3.0%	5.0%	8.80%	9.25%

As of March 31, 2004 all of the trust preferred securities issued on June 26, 2002 qualify as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million.

Current Accounting Issues

The Financial Accounting Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates. See footnote 8 of the Notes to Consolidated Financial Statements for discussion on new accounting pronouncements.

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

No change in our internal control over financial reporting occurred during our first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

The following table contains information regarding repurchases by us of shares of our outstanding common stock during the three months ended March 31, 2004.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares repurchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1 01/01/04 through 01/31/04	-0-	N/A	N/A	N/A
Month #2 02/01/04 through 02/29/04	-0-	N/A	N/A	N/A
Month #3 03/01/04 through 03/31/04	6,000	$29.15	N/A	N/A
Total	6,000	$29.15	N/A	N/A

(1)	We purchase shares of our common stock from time to time in unsolicited private transactions and/or on the open market pursuant to general authority given each year by our Board of Directors and not pursuant to a formal repurchase plan or program. That authority is subject to various conditions, including price and volume limitations. The purchase reflected in the table was one block purchase of 6,000 shares on the open market.

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

Registrant furnished a Current Report on Form 8-K which was dated January 19, 2004 and reported that it had distributed a press release announcing its results of operations for the three and twelve months periods ended December 31, 2003.

Registrant furnished a Current Report on Form 8-K which was dated March 16, 2004 and reported that its Board of Directors had declared a cash dividend of $0.1425 per share of its common stock, payable on April 12, 2004, to its shareholders of record on March 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC.
(Registrant)

May 11, 2004	By:	/s/ Arthur H. Keeney, III
Arthur H. Keeney, III
(President & CEO)

May 11, 2004	By:	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)