Form 10QSB
period 2004-06-30
ECB BANCORP INC
filed 2004-08-12
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 10, 2004   2,038,242 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 25 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$27,548,148	$27,384,112

Total cash and cash equivalents	27,548,148	27,384,112

Investment securities
Available-for-sale, at market value (cost of $121,117,850 and $101,428,313 at June 30, 2004 and December 31,2003, respectively)	117,585,575	101,820,909

Loans	315,126,901	281,581,346
Allowance for probable loan losses	(3,926,429)	(3,550,000)

Loans, net	311,200,472	278,031,346

Real estate acquired in settlement of loans, net	58,500	24,000
Federal Home Loan Bank common stock, at cost	1,557,500	1,100,000
Bank premises and equipment, net	13,796,719	11,880,400
Accrued interest receivable	2,433,432	2,623,464
Other assets	15,062,012	12,099,778

Total	$489,242,358	$434,964,009

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$88,340,557	$79,660,488
Demand interest bearing	94,004,272	81,421,156
Savings	22,489,878	21,295,920
Time	199,262,689	170,556,204

Total deposits	404,097,396	352,933,768

Accrued interest payable	663,425	694,004
Short-term borrowings	17,557,757	18,299,409
Long-term obligations	34,310,000	29,310,000
Other liabilities	2,973,714	3,084,563

Total liabilities	459,602,292	404,321,744

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,038,242 at June 30, 2004 and 2,037,929 at December 31, 2003.	7,133,848	7,132,752
Capital surplus	5,360,003	5,359,978
Retained earnings	19,672,819	18,058,476
Deferred compensation - restricted stock	(354,255)	(150,388)
Accumulated other comprehensive income (loss)	(2,172,349)	241,447

Total shareholders’ equity	29,640,066	30,642,265

Commitments

Total	$489,242,358	$434,964,009

See accompanying notes to consolidated financial statements.

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For three and six months ended June 30, 2004 and 2003

(unaudited)

	Three months ended June 30, 2004	2003	Six months ended June 30, 2004	2003
Interest income:
Interest and fees on loans	$4,306,217	$3,979,341	$8,405,666	$7,750,066
Interest on investment securities:
Interest exempt from federal income taxes	295,803	187,199	545,786	381,257
Taxable interest income	867,281	923,315	1,648,549	2,004,761
Dividend income	18,369	40,619	52,956	89,669
FHLB stock dividends	10,601	15,839	20,357	32,606
Interest on federal funds sold	8,013	15,069	30,953	30,503

Total interest income	5,506,284	5,161,382	10,704,267	10,288,862

Interest expense:
Deposits:
Demand accounts	91,497	122,603	173,418	244,520
Savings	27,876	24,307	54,767	48,065
Time	867,769	776,439	1,659,132	1,595,138
Short-term borrowings	56,689	73,956	104,015	146,647
Long-term obligations	350,590	337,854	690,486	697,255

Total interest expense	1,394,421	1,335,159	2,681,818	2,731,625

Net interest income	4,111,863	3,826,223	8,022,449	7,557,237
Provision for probable loan losses	250,000	120,000	400,000	240,000

Net interest income after provision for probable loan losses	3,861,863	3,706,223	7,622,449	7,317,237

Noninterest income:
Service charges on deposit accounts	906,743	886,908	1,699,220	1,759,795
Other service charges and fees	453,320	456,832	730,665	778,997
Net gain (loss) on sale of securities	255,228	(33,014)	292,139	5,569
Income from bank owned life insurance	88,524	61,575	150,099	123,150
Other operating income	116,121	15,458	453,163	56,776

Total noninterest income	1,819,936	1,387,759	3,325,286	2,724,287

Noninterest expenses:
Salaries	1,480,780	1,329,646	2,876,585	2,590,522
Retirement and other employee benefits	609,768	539,713	1,199,346	1,095,005
Occupancy	300,788	299,984	660,281	591,799
Equipment	442,315	336,723	864,487	663,989
Professional fees	64,437	124,365	151,116	191,909
Supplies	64,635	96,924	153,853	199,084
Telephone	90,577	151,160	209,259	264,450
Postage	63,755	52,886	118,989	98,639
Other operating expenses	818,064	707,546	1,593,205	1,418,784

Total noninterest expenses	3,935,119	3,638,947	7,827,121	7,114,181

Income before income taxes	1,746,680	1,455,035	3,120,614	2,927,343
Income taxes	525,000	445,000	925,000	910,000

Net income	$1,221,680	$1,010,035	$2,195,614	$2,017,343

Net income per share - basic	$0.61	$0.50	$1.09	$1.00
Net income per share - diluted	$0.60	$0.49	$1.07	$0.99
Weighted average shares outstanding - basic	2,015,318	2,020,274	2,018,506	2,024,288
Weighted average shares outstanding - diluted	2,041,208	2,041,986	2,044,550	2,043,908

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Six months ended June 30, 2004 and 2003

(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2003	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245

Unrealized losses, net of income tax benefit of $ 231,411					(369,657)	$(369,657)	(369,657)

Net income			2,017,343			2,017,343	2,017,343

Total comprehensive income						$1,647,686

Deferred compensation - restricted stock issuance	29,445	121,989		(151,434)			—

Recognition of deferred compensation - restricted stock				26,807			26,807

Repurchase of common stock	(36,750)	(172,113)					(208,863)

Cash dividends ($.25 per share)			(509,485)				(509,485)

Balance June 30, 2003	$7,132,752	$5,359,978	$16,679,677	$(177,195)	$1,599,178		$30,594,390

	Common stock	Capital surplus	Retained earnings	Deferred compensation - restricted stock	Accumulated other comprehensive loss	Comprehensive loss	Total
Balance January 1, 2004	$7,132,752	$5,359,978	$18,058,476	$(150,388)	$241,447		$30,642,265

Unrealized losses, net of income tax benefit of $ 1,511,076					(2,413,796)	$(2,413,796)	(2,413,796)

Net income			2,195,614			2,195,614	2,195,614

Total comprehensive loss						$(218,182)

Deferred compensation - restricted stock issuance	31,196	222,825		(254,021)			—

Recognition of deferred compensation - restricted stock				50,154			50,154

Repurchase of common stock	(30,100)	(222,800)					(252,900)

Cash dividends ($.285 per share)			(581,271)				(581,271)

Balance June 30, 2004	$7,133,848	$5,360,003	$19,672,819	$(354,255)	$(2,172,349)		$29,640,066

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2004 and 2003

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,195,614	$2,017,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	527,489	400,053
Amortization of premium on investment securities, net	190,440	244,426
Provision for probable loan losses	400,000	240,000
Gain on sale of securities	(292,139)	(5,569)
Deferred compensation - restricted stock	50,154	26,807
Decrease (increase) in accrued interest receivable	190,032	(122,674)
(Gain) loss on disposal of premises and equipment	4,263	(991)
Loss on sale of real estate acquired in settlement of loans	—	4,820
Increase in other assets	(2,962,234)	(622,123)
Decrease in accrued interest payable	(30,579)	(73,193)
Increase (decrease) in other liabilities, net	1,364,520	(499,516)

Net cash provided by operating activities	1,637,560	1,609,383

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	18,655,347	5,139,365
Proceeds from maturities of investment securities classified as available-for-sale	13,081,526	23,005,838
Purchases of investment securities classified as available-for-sale	(51,324,712)	(19,191,305)
(Purchase) Redemption of Federal Home Loan Bank common stock	(457,500)	177,500
Proceeds from disposal of premises and equipment	—	3,300
Purchases of premises and equipment	(2,448,071)	(2,170,551)
Net loan originations	(33,603,626)	(28,803,429)

Net cash used by investing activities	(56,097,036)	(21,839,282)

Cash flows from financing activities:
Net increase in deposits	51,163,628	26,124,942
Net (decrease) increase in short-term borrowings	(741,652)	1,759,375
Origination of long-term obligations	5,000,000	—
Dividends paid	(545,564)	(458,745)
Repurchase of common stock	(252,900)	(208,860)

Net cash provided by financing activities	54,623,512	27,216,712

Increase in cash and cash equivalents	164,036	6,986,813
Cash and cash equivalents at beginning of period	27,384,112	20,345,006

Cash and cash equivalents at end of period	$27,548,148	$27,331,819

Cash paid during the period:
Interest	$2,712,397	$2,804,818
Taxes	910,340	1,436,740

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$290,450	$254,743
Unrealized (losses) gains on available-for-sale securities, net of deferred taxes	(2,413,796)	(369,657)
Restricted stock issuance	254,021	151,434
Transfer of assets to OREO	(34,500)	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2) Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the six-month periods ended June 30, 2004 and 2003, respectively.

	Six-months ended June 30,
	2004	2003
Balance at the beginning of the period	$3,550,000	$3,150,000

Provision for probable loan losses	400,000	240,000

Charge-offs	(114,725)	(82,299)

Recoveries	91,154	31,542

Net Charge-offs	(23,571)	(50,757)

Balance at end of the period	$3,926,429	$3,339,243

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the six months ended June 30, 2004 and 2003, diluted weighted average shares outstanding increased by 11,144 and 9,016, respectively, due to the dilutive impact of restricted stock. For the three months ended June 30, 2004 and 2003, diluted weighted average shares outstanding increased by 11,061 and 9,790, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2004 and 2003, diluted weighted average shares outstanding increased by 14,900 and 10,604, respectively, due to the dilutive impact of options. For the three months ended June 30, 2004 and 2003, diluted weighted average shares outstanding increased by 14,829 and 11,922, respectively, due to the dilutive impact of options

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,195,614	2,018,506	$1.09

Effect of dilutive securities	—	26,044

Diluted net income per share	$2,195,614	2,044,550	$1.07

	Six months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,017,343	2,024,288	$1.00

Effect of dilutive securities	—	19,620

Diluted net income per share	$2,017,343	2,043,908	$0.99

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,221,680	2,015,318	$0.61

Effect of dilutive securities	—	25,890

Diluted net income per share	$1,221,680	2,041,208	$0.60

	Three months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,010,035	2,020,274	$0.50

Effect of dilutive securities	—	21,712

Diluted net income per share	$1,010,035	2,041,986	$0.49

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

The Company accounts for its awards pursuant to the Omnibus Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), recommends that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. There were no options granted in the first six months of 2004 or 2003.

The Company awarded 8,913 and 8,413 shares of restricted stock during the first six months ended June 30, 2004 and 2003, respectively, resulting in an increase to deferred compensation-restricted stock of $254,021 and $151,434, respectively.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Six months ended June 30,
	2004	2003
Net income, as reported	$2,195,614	2,017,343
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(3,293)	(4,359)

Proforma net income	$2,192,321	2,012,984

Earnings per share:
Basic – as reported	$1.09	1.00

Basic – proforma	1.09	1.00

Diluted – as reported	1.07	0.99

Diluted – proforma	1.07	0.99

	Three months ended June 30,
	2004	2003
Net income, as reported	$1,221,680	1,010,035
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(1,646)	(2,179)

Proforma net income	$1,220,034	1,007,856

Earnings per share:
Basic – as reported	$0.61	0.50

Basic – proforma	0.61	0.50

Diluted – as reported	0.60	0.49

Diluted – proforma	0.60	0.49

(5) Long-term Obligations

Sale of Preferred Trust Securities. On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Since its organization, we have treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, as of December 31, 2003, we have deconsolidated the Trust. Under de-consolidation accounting, only the amount owed by the Company to the trusts is reported in the consolidated financial statements. The receivables recorded by the trusts as being due from the Company and the amounts payable by the trusts to the third-party purchasers of the trust preferred securities remain on the trusts’ books and are not included in the Company’s consolidated financial statements. The net effect is that the Company now describes its borrowings as being due to the trusts instead of the third-party purchasers of the trust preferred securities. There is no change to the terms of the borrowings or the amounts owed.

(6) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost include the following components:

	Six months ended June 30,
	2004	2003
Service cost	$3,179	$4,476
Interest cost	21,304	21,271
Amortization of (gain) loss	2,143	(107)
Net periodic postretirement benefit cost	$26,626	$25,640

	Three months ended June 30,
	2004	2003
Service cost	$1,589	$2,238
Interest cost	10,652	10,635
Amortization of (gain) loss	1,072	(53)
Net periodic postretirement benefit cost	$13,313	$12,820

(7) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of June 30, 2004:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of other U.S. government agencies and corporations	$13,797,690	172,260	—	—	13,797,690	172,260
Obligations of states and political subdivisions	16,104,144	790,163	—	—	16,104,144	790,163
Mortgage-backed securities	71,287,842	2,077,699	—	—	71,287,842	2,077,699

Subtotal, debt securities	101,189,676	3,040,122	—	—	101,189,676	3,040,122
Preferred stock	—	—	4,103,749	811,252	4,103,749	811,252

Total	$101,189,676	3,040,122	4,103,749	811,252	105,293,425	3,851,374

As the above table represents, the overall total dollar amount of unrealized losses within the Bank’s investment portfolio during the first six months of 2004, increased $2,589,363 or 205% when compared to unrealized losses of $1,262,011 at December 31, 2003. The increase in unrealized losses is the result of a continued rise in interest rates. The duration of the investment portfolio has averaged about 3.25 years and comparable bond rates rose almost 1% during the period. As a result, 3 year bond price and the portfolio value declined accordingly. The amount of unrealized losses 12 months or longer increased as agency preferred stock losses increased $199,310 or 32.57% to $811,252 from $611,942 at December 31, 2003.

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

In March 2004, the SEC released Staff Accounting Bulletin: No. 105 – Application of Accounting Principles to Loan Commitments. This bulletin requires all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options for new commitments entered into after April 1, 2004. Treatment as a written option would require those loan commitments to be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. The adoption of Staff Accounting Bulletin No. 105 did not have a material impact on the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

ECB Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in Engelhard, North Carolina. Bancorp’s wholly-owned subsidiary, The East Carolina Bank (the “Bank”) (Bancorp and the Bank collectively referred to hereafter as the “Company”), is a state-chartered community bank which was founded in 1919. We offer a full range of banking services through 20 branches serving eastern North Carolina, including the communities of Engelhard, Swan Quarter, Columbia, Creswell, Fairfield, Nags Head, Manteo, Southern Shores, Currituck, Avon, Hatteras, Ocracoke, Washington, Greenville (two branches), New Bern, Hertford, Williamston, Morehead City and Wilmington.

Sale of Preferred Trust Securities. On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Since its organization, we have treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, as of December 31, 2003, we have deconsolidated the Trust. Under de-consolidation accounting, only the amount owed by the Company to the trusts is reported in the consolidated financial statements. The receivables recorded by the trusts as being due from the Company and the amounts payable by the trusts to the third-party purchasers of the trust preferred securities remain on the trusts’ books and are not included in the Company’s consolidated financial statements. The net effect is that the Company now describes its borrowings as being due to the trusts instead of the third-party purchasers of the trust preferred securities. There is no change to the terms of the borrowings or the amounts owed.

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

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-KSB Annual Report for the fiscal year ended December 31, 2003. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”.

Comparison of the Results of Operations for the Six Month Periods Ended June 30, 2004 and 2003

Summary

For the six months ended June 30, 2004, we had net income of $2,195,614 or $1.09 basic and $1.07 diluted earnings per share, compared to $2,017,343 or $1.00 basic and $0.99 diluted earnings per share for the six months ended June 30, 2003. Net interest income increased $465,212 or 6.16% to $8,022,449 in the first half of 2004 from $7,557,237 in the first half of 2003, and noninterest income increased $600,999 or 22.06% when compared to the same period last year. Noninterest expense increased $712,940 or 10.02% for the six month period ended June 30, 2004 as compared to the same period in 2003 as salary and employee benefits expense increased $390,404 or 10.59% to $4,075,931 compared to $3,685,527 during the first half of 2003.

Net interest income

Net interest income for the six months ended June 30, 2004 was $8,022,449, an increase of $465,212 or 6.16% when compared to net interest income of $7,557,237 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2004 was 3.94% compared to 4.35% for the first half of 2003. Management attributes the decrease in our net interest margin to the sustained low interest rate environment throughout all of 2004. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached minimum rates such that additional rate reductions were not practical, thus reducing our ability to lower our cost of funds. While our rate sensitive assets such as loans and investment securities continued to mature and pay out, subsequently, these earning assets were reinvested at lower rates. The yield on average earning assets, on a tax-equivalent basis, for the six months ended June 30, 2004 was 5.21% compared to 5.88% in 2003, a decrease of 67 basis points.

Total interest income increased $415,405 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as average earning assets increased by $63.8 million. Average loans outstanding increased $55.1 million as real estate loans increased $29.5 million.

Although interest-bearing liabilities increased on average $58.7 million, total interest expense decreased $49,807 for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. Our cost of funds during the six months ended June 30, 2004 was 1.50%; a decrease of 34 basis points when compared to 1.84% for the six months ended June 30, 2003.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the six months ended June 30, 2004 was $400,000 compared to $240,000 during the six months ended June 30, 2003. Net charge-offs for the period ended June 30, 2004 totaled $23,571 compared to net charge-offs of $50,757 during the first six months of 2003. The higher provision expense for probable loan loss in the first half of 2004 is primarily the result of loan growth that occurred during the first half of 2004 as our loan portfolio grew $33.6 million since December 31, 2003. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, prior loan loss experience and dollar amount of loan growth.

Noninterest income

Noninterest income increased $600,999 or 22.06% to $3,325,286 for the six months ended June 30, 2004 compared to $2,724,287 for the same period in 2003. This is principally due to a gain on insurance proceeds of $316,924 for property damage sustained during Hurricane Isabel, net gain on the sale of securities of $292,139 and an insurance recovery of $79,440 on a wire transfer fraud that was charged off in late 2003. Although the volume in Overdraft Banking Privilege (ODP) actually increased during the second quarter of 2004, on a year to date comparison, service charges on deposit accounts decreased $60,575 or 3.44% as ODP volume decreased as compared to the first six month of 2003. Other service charges and fees decreased $48,332 or 13.94% over the prior year period due to decreases of mortgage loan origination fees of $63,266. During the first half of 2004, the Bank had a net gain on the sale of securities of $292,139 compared to net gain of $5,569 during the same period last year.

Noninterest expense

Noninterest expense increased $712,940 or 10.02% to $7,827,121 for the six months ended June 30, 2004 from the same period in 2003. This increase is principally due to general increases in salary and benefits expense of $390,404 or 10.59%. Salary expense increased $286,063 over the prior year period as a result of general salary increases of $78,064, additional staffing expense within our mortgage department and home office of $51,402 and $42,506, respectively. Additional salary expenses of $114,101 are associated with our recently opened full service offices in Williamston, Morehead City and Wilmington. Benefits during first half 2004 compared to 2003 increased $104,341 or 9.53% principally due to an increase in premiums for bank owned life insurance (BOLI) of $38,359 and employee group insurance of $37,339. Restricted stock incentive expense increased $23,346 over the prior year. Occupancy expense increased $68,482 or 11.57% principally as the result of accelerated depreciation expense of approximately $66,000 on the Bank’s flood damaged accounting and operations facility, as the Bank is constructing a new corporate and branch office in 2004. As the result of furniture and equipment purchased for our new operation center in Engelhard, equipment expense increased $200,498 or 30.20% over the first half of 2003 due to maintenance and depreciation expense increases of $92,863 and $25,610, respectively. Telephone and data communications rental expense increased $64,414 over the prior year period, as we implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote our network capabilities. Other operating expenses increased $174,421 from $1,418,784 for the six months ended June 30, 2003 to $1,593,205 for the six months ended June 30, 2004. The increase is primarily due to losses on sale of repossessed assets during the first quarter of 2004 that amounted to $52,600.

Income taxes

Income tax expense for the six months ended June 30, 2004 and 2003 was $925,000 and $910,000, respectively, resulting in effective tax rates of 29.64% and 31.09%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of the Results of Operations for the Three Month Periods Ended June 30, 2004 and 2003

Summary

For the three months ended June 30, 2004, we had net income of $1,221,680 or $0.61 basic and $0.60 diluted earnings per share, compared to $1,010,035, or $0.50 basic and $0.49 diluted earnings per share for the three months ended June 30, 2003. Net interest income increased $285,640 or 7.47% to $4,111,863 in the second quarter of 2004 from $3,826,223 in the second quarter of 2003, and noninterest income increased $432,177 or 31.14% when compared to the same period last year. Noninterest expense increased $296,172 or 8.14% for the three month period ended June 30, 2004 as compared to the same period in 2003, as salary and benefits expense increased $221,189 or 11.83% to $2,090,548 compared to $1,869,359 during the second quarter of 2003.

Net interest income

Net interest income for the three months ended June 30, 2004 was $4,111,863, an increase of $285,640 or 7.47% when compared to net interest income of $3,826,223 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2004 was 3.92% compared to 4.33% in the second quarter of 2003. Management attributes the decrease in our net interest margin to the sustained low interest rate environment throughout all of 2004. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached minimum rates such that additional rate reductions were not practical, thus reducing our ability to lower our cost of funds. While our rate sensitive assets such as loans and investment securities continued to mature and pay out, subsequently, these earning assets were reinvested at lower rates. The yield on average earning assets, on a tax-equivalent basis, fell 60 basis points to 5.20% compared to 5.80% at the end of the second quarter of 2003.

Total interest income increased $344,902 or 6.68% for the three months ended June 30, 2004 compared to the same three months of 2003. The effect of lower rates has essentially offset an increase of $73.6 million in average earning assets.

Total interest expense increased $59,262 or 4.44% during second quarter of 2004 compared to the same period in 2003, the result of increased interest-bearing liabilities. The volume of average interest-bearing liabilities increased approximately $63.2 million when comparing second quarter 2004 with 2003. Our cost of funds during the second quarter of 2004 was 1.53%, a decrease of 24 basis points when compared to 1.77% at the end of second quarter of 2003.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended June 30, 2004 and 2003 was $250,000 and $120,000, respectively. Net recoveries for the quarter ended June 30, 2004 totaled $25,994, compared to net charge-offs of $39,514 during the second quarter of 2003. The increase in provision for probable loan losses is due primarily to loan growth of $25.4 million that occurred in the second quarter of 2004. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income increased $432,177 or 31.14% to $1,819,936 for the three months ended June 30, 2004 compared to $1,387,759 for the same period in 2003. This increase is principally due to a net gain on the sale of securities and an insurance recovery of $79,440 on a wire transfer fraud charged off in late 2003. Service charges on deposit accounts increased $19,835 or 2.24% as the volume in Overdraft Banking Privilege fees increased compared to the second quarter of 2003. Other service charges and fees decreased slightly compared to the prior year period due to decreases in merchant discount income of $17,143. The decrease in merchant discount income was offset by increased brokerage fees of $17,108 over second quarter 2003. Other operating income increased $100,663, primarily the result of a insurance claim paid by our insurance provider of $79,440 that partially reimbursed us for a loss taken in fourth quarter 2003 that involved a fraudulent international wire transfer. During the second quarter of 2004, we had a net gain on the sale of securities of $288,242 compared to net loss of $33,014 during the same period last year.

Noninterest expense

Noninterest expense increased $296,172 or 8.14% to $3,935,119 for the three months ended June 30, 2004 from the same period in 2003. This increase is principally due to general increases in salary and benefits expense of $221,189 or 11.83%. Salary expense increased $151,134 over the prior year period as a result of general salary increases of $51,320, additional staffing expense within our home office of $22,381 and within the mortgage department of $30,282. Additional salary expenses of $47,151 are associated with our recently opened full service offices in Morehead City and Wilmington. Benefits during second quarter 2004 compared to 2003 increased $70,055 or 12.98% principally due to an increase in bank owned life insurance and employee group insurance premiums of $28,567 and $18,517, respectively. Restricted stock incentive expense increased $10,645 during the second quarter compared to second quarter of 2003. Equipment expense increased $105,592 or 31.36% over the second quarter of 2003. Equipment maintenance increased $59,603, the result of upgraded core and item processing equipment purchased in May 2003. Equipment rental expense increased as we implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote our network capabilities. Other operating expenses increased $110,518 from $707,546 for the three months ended June 30, 2003 to $818,064 for the three months ended June 30, 2004. The increase is primarily due to a second quarter write-off of non-reconciled differences in the settlement of debit card transactions totaling approximately $35,000.

Income taxes

Income tax expense for the three months ended June 30, 2004 and 2003 was $525,000 and $445,000, respectively, resulting in effective tax rates of 30.06% and 30.58%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets increased $54.3 million to $489.2 million, an increase of 12.48% when compared to $435.0 million at December 31, 2003. Asset growth was funded by increases in certificates of deposit of $28.7 million and interest-bearing demand deposits of $12.6 million. Approximately $20.4 million or 71.0% of the growth in certificates of deposit was wholesale funds.

Gross loans increased $33.5 million or 11.91% from $281.6 million at December 31, 2003 to $315.1 million at June 30, 2004. We experienced steady loan demand from all of our markets during the first half of 2004.

Shareholders’ equity decreased by $1,002,199 from December 31, 2003 to June 30, 2004, as we experienced an increase of net unrealized losses on available-for-sale securities of $2,413,796, which was partially offset by net income of $2,195,614. Recognition of deferred compensation – restricted stock was $50,154. During the first half of 2004, we repurchased 8,600 shares or $252,900 of our stock. We declared cash dividends of $581,271, or 28.50 cents per share, during 2004 compared to 25.00 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.24% at June 30, 2004 and 1.26% at December 31, 2003.

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

The process of classifying loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. To determine the most appropriate risk grade classification for each loan, credit officers examine the borrower’s liquidity level, the quality of any collateral, the amount of the borrower’s other indebtedness, cash flow, earnings, sources of financing and existing lending relationships. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. An independent vendor we engage on an annual basis, conducts an external review of loan classifications as part of their credit review process.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $98,758 and $444,098 which represented .03% and .16% of loans outstanding at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, we had no loans considered to be impaired under SFAS No. 114 compared to $61,285 at December 31, 2003, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

The provision for probable loan losses charged to operations during the six months ended June 30, 2004 was $400,000, compared to $240,000 for the same period in 2003. Net charge-offs during the first half of 2004 totaled $23,571, compared to net charge-offs of $50,578 during the first half of 2003. The amount charged for provision for probable loan losses is the result of our review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Regulatory Matters

Management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. External sources of funds include the ability to access advances from the Federal Home Loan Bank of Atlanta, wholesale CD (brokered deposits) market, internet deposit bulletin boards and Fed Fund lines with correspondent banks. Short-term borrowings decreased $3.7 million during the first half of 2004.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses (net of deferred income taxes) on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of June 30, 2004, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of member banks. Additionally, at June 30, 2004, Bancorp was also in compliance with the similar capital requirements set forth by the Federal Reserve and was classified as well-capitalized.

The following table lists Bancorp’s regulatory capital ratios at June 30, 2004 and December 31, 2003.

	Minimum Required ratio	Required to be “well capitalized”	Bancorp’s ratio at 6-30-04	Bancorp’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	11.45%	11.41%
Total capital to risk-weighted assets	8.0%	10.0%	12.49%	12.52%
Leverage capital ratio	3.0%	5.0%	8.93%	9.31%

The following table lists the Bank’s regulatory capital ratios at June 30, 2004 and December 31, 2003.

	Minimum Required ratio	Required to be “well capitalized”	Bank’s ratio at 6-30-04	Bank’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.82%	11.32%
Total capital to risk-weighted assets	8.0%	10.0%	11.86%	12.34%
Leverage capital ratio	3.0%	5.0%	8.42%	9.25%

As of June 30, 2004 all of the trust preferred securities issued on June 26, 2002 qualify as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million.

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

No change in our internal control over financial reporting occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table contains information regarding repurchases by us of shares of our outstanding common stock during the quarter ended June 30, 2004.

Period	(a) Total number of shares purchased		(b) Average price paid per share	( c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1 04/01/04 through 04/30/04	1,600	(1)	$30.00	N/A	N/A
Month #2 05/01/04 through 05/31/04	1,000	(1)	$30.00	N/A	N/A
Month #3 06/01/04 through 06/30/04	-0-		-0-	N/A	N/A

Total	2,600		$30.00	N/A	N/A

(1)	Reflects one purchase during each month. Each purchase was made in an unsolicited transaction pursuant to general authority given each year by our Board of Directors and not pursuant to any formal repurchase plan or program. Under that authority, management can repurchase shares of our common stock from time to time in private and/or open market transactions. Aggregate total of shares purchased on open market for the six month period ended June 30, 2004 is 8,600 with an average price of $29.58 compared to 10,500 shares purchased in the prior year period with an average price of $20.02.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 20, 2004.

(b)	At our Annual Meeting, the three Directors listed in the following table were elected for terms of three years or until their respective successors are duly elected and qualified. Our incumbent Directors whose terms of office continued after the meeting are; George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Bryant Kittrell III, B. Martelle Marshall and R. S. Spencer, Jr.

Voting for Directors was as follows:

	For	Withheld	Broker Non-vote
Arthur H. Keeney III	1,592,104	6,181	none
Joseph T. Lamb, Jr.	1,592,104	6,181	none
Ray M. Spencer	1,592,104	6,181	none

In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

1. Proposal to ratify the selection of KPMG LLP as our independent auditors as described under the caption “Ratification of Selection of Independent Auditor” in the our Proxy Statement dated March 22, 2004 (approved by an affirmative vote of 1,594,079 shares or 99.74% of the shares that voted, 1,000 negative votes, 3,206 shares withheld and no broker non-votes ).

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)	Reports on Form 8-K

During the quarter covered by this Report, the Bank filed reports on Form 8-K as follows:

Date of Report	Description
April 20, 2004	To report information under Items 9 and 12 regarding the Registrant’s financial results for the quarter ended March 31, 2004, that was contained in a press release distributed by the Registrant

June 15, 2004	To report under Item 9 that the Registrant’s Board of Directors had declared a cash dividend on the Registrant’s common stock

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)