Form 10QSB
period 2004-09-30
ECB BANCORP INC
filed 2004-11-12
CIK 1066254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 10, 2004 2,038,242 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-QSB has 25 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

Assets	September 30, 2004	December 31, 2003*

	(unaudited)
Non-interest bearing deposits and cash	$24,831,437	$27,384,112

Total cash and cash equivalents	24,831,437	27,384,112

Investment securities
Available-for-sale, at market value (cost of $119,457,884 and $101,428,313 at September 30, 2004 and December 31, 2003, respectively)	118,645,661	101,820,909

Loans	332,355,166	281,581,346
Allowance for probable loan losses	(4,101,299)	(3,550,000)

Loans, net	328,253,867	278,031,346

Real estate acquired in settlement of loans, net	34,500	24,000
Federal Home Loan Bank common stock, at cost	1,200,000	1,100,000
Bank premises and equipment, net	15,604,361	11,880,400
Accrued interest receivable	2,961,701	2,623,464
Other assets	14,636,799	12,099,778

Total	$506,168,326	$434,964,009

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$93,172,055	$79,660,488
Demand interest bearing	94,456,550	81,421,156
Savings	23,335,073	21,295,920
Time	204,221,441	170,556,204

Total deposits	415,185,119	352,933,768

Accrued interest payable	733,320	694,004
Short-term borrowings	23,200,471	18,299,409
Long-term obligations	31,310,000	29,310,000
Other liabilities	3,525,114	3,084,563

Total liabilities	473,954,024	404,321,744

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,038,242 at September 30, 2004 and 2,037,929 at December 31, 2003.	7,133,848	7,132,752
Capital surplus	5,360,003	5,359,978
Retained earnings	20,550,174	18,058,476
Deferred compensation - restricted stock	(330,206)	(150,388)
Accumulated other comprehensive income (loss)	(499,517)	241,447

Total shareholders’ equity	32,214,302	30,642,265

Total	$506,168,326	$434,964,009

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For three and nine months ended September 30, 2004 and 2003

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$4,716,671	$4,011,232	$13,122,337	$11,761,298
Interest on investment securities:
Interest exempt from federal income taxes	259,194	197,671	804,980	578,928
Taxable interest income	825,904	808,378	2,474,453	2,813,139
Dividend income	18,956	34,519	71,912	124,188
FHLB stock dividends	12,123	13,614	32,480	46,220
Interest on federal funds sold	21,619	18,766	52,572	49,269

Total interest income	5,854,467	5,084,180	16,558,734	15,373,042

Interest expense:
Deposits:
Demand accounts	102,376	87,245	275,794	331,765
Savings	29,205	26,153	83,972	74,218
Time	977,621	739,795	2,636,753	2,334,933
Short-term borrowings	53,031	61,154	157,046	207,801
Long-term obligations	361,048	338,785	1,051,534	1,036,040

Total interest expense	1,523,281	1,253,132	4,205,099	3,984,757

Net interest income	4,331,186	3,831,048	12,353,635	11,388,285
Provision for probable loan losses	175,000	225,000	575,000	465,000

Net interest income after provision for probable loan losses	4,156,186	3,606,048	11,778,635	10,923,285

Noninterest income:
Service charges on deposit accounts	849,515	795,735	2,548,735	2,555,530
Other service charges and fees	530,666	563,840	1,261,331	1,342,837
Net gain (loss) on sale of securities	3,977	42,112	296,116	47,681
Income from bank owned life insurance	69,099	61,575	219,198	184,725
Other operating income	31,360	30,370	484,523	87,146

Total noninterest income	1,484,617	1,493,632	4,809,903	4,217,919

Noninterest expenses:
Salaries	1,498,522	1,342,867	4,375,107	3,933,389
Retirement and other employee benefits	609,745	574,653	1,809,091	1,669,658
Occupancy	318,222	325,148	978,503	916,947
Equipment	415,794	329,908	1,280,281	993,897
Professional fees	70,098	62,767	221,214	254,676
Supplies	100,138	66,199	253,991	265,283
Telephone	75,130	110,012	284,389	374,462
Postage	47,253	51,453	166,242	150,092
Other operating expenses	838,096	762,872	2,431,301	2,181,656

Total noninterest expenses	3,972,998	3,625,879	11,800,119	10,740,060

Income before income taxes	1,667,805	1,473,801	4,788,419	4,401,144
Income taxes	500,000	435,000	1,425,000	1,345,000

Net income	$1,167,805	$1,038,801	$3,363,419	$3,056,144

Net income per share - basic	$0.58	$0.51	$1.67	$1.51
Net income per share - diluted	$0.57	$0.51	$1.65	$1.50
Weighted average shares outstanding - basic	2,014,874	2,020,274	2,017,286	2,022,935
Weighted average shares outstanding - diluted	2,041,232	2,042,834	2,043,932	2,044,111

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Nine months ended September 30, 2004 and 2003

(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2003	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245
Unrealized losses, net of income tax benefit of $ 937,723					(1,497,925)	$(1,497,925)	(1,497,925)
Net income			3,056,144			3,056,144	3,056,144

Total comprehensive income						$1,558,219

Deferred compensation - restricted stock issuance	29,445	121,989		(151,434)			—
Recognition of deferred compensation - restricted stock				40,210			40,210
Repurchase of common stock	(36,750)	(172,113)					(208,863)
Cash dividends ($.375 per share)			(764,228)				(764,228)

Balance September 30, 2003	$7,132,752	$5,359,978	$17,463,735	$(163,792)	$470,910		$30,263,583

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
Balance January 1, 2004	$7,132,752	$5,359,978	$18,058,476	$(150,388)	$241,447		$30,642,265
Unrealized losses, net of income tax benefit of $ 463,856					(740,964)	$(740,964)	(740,964)
Net income			3,363,419			3,363,419	3,363,419

Total comprehensive income						$2,622,455

Deferred compensation - restricted stock issuance	31,196	222,825		(254,021)			—
Recognition of deferred compensation - restricted stock				74,203			74,203
Repurchase of common stock	(30,100)	(222,800)					(252,900)
Cash dividends ($.4275 per share)			(871,721)				(871,721)

Balance September 30, 2004	$7,133,848	$5,360,003	$20,550,174	$(330,206)	$(499,517)		$32,214,302

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2004 and 2003

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,363,419	$3,056,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	755,723	718,481
Amortization of premium on investment securities, net	271,258	389,543
Provision for probable loan losses	575,000	465,000
Gain on sale of securities	(296,116)	(47,681)
Deferred compensation - restricted stock	74,203	40,210
Decrease (increase) in accrued interest receivable	(338,237)	(522,285)
(Gain) loss on disposal of premises and equipment	4,263	(991)
Loss on sale of real estate acquired in settlement of loans	—	4,820
Increase in other assets	(2,537,021)	(1,242,700)
Decrease in accrued interest payable	39,316	(94,828)
Increase (decrease) in other liabilities, net	868,700	365,500

Net cash provided by operating activities	2,780,508	3,131,213

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	22,276,278	10,864,349
Proceeds from maturities of investment securities classified as available-for-sale	16,852,382	39,300,350
Purchases of investment securities classified as available-for-sale	(57,133,374)	(40,256,695)
(Purchase) Redemption of Federal Home Loan Bank common stock	(100,000)	177,500
Proceeds from disposal of premises and equipment	—	3,300
Purchases of premises and equipment	(4,483,947)	(3,199,697)
Net loan originations	(50,808,021)	(41,523,338)

Net cash used by investing activities	(73,396,682)	(34,634,231)

Cash flows from financing activities:
Net increase in deposits	62,251,351	27,396,180
Net (decrease) increase in short-term borrowings	4,901,062	5,779,918
Origination of long-term obligations	2,000,000	—
Dividends paid	(836,014)	(713,488)
Repurchase of common stock	(252,900)	(208,863)

Net cash provided by financing activities	68,063,499	32,253,747

(Decrease) increase in cash and cash equivalents	(2,552,675)	750,729
Cash and cash equivalents at beginning of period	27,384,112	20,345,006

Cash and cash equivalents at end of period	$24,831,437	$21,095,735

Cash paid during the period:
Interest	$4,165,783	$4,079,585
Taxes	1,542,331	1,436,740

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$290,450	$254,743
Unrealized (losses) gains on available-for-sale securities, net of deferred taxes	(740,964)	(1,479,925)
Restricted stock issuance	254,021	151,434
Transfer of assets to OREO	(10,500)	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2) Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the nine-month periods ended September 30, 2004 and 2003, respectively.

	Nine-months ended September 30,
	2004	2003
Balance at the beginning of the period	$3,550,000	$3,150,000
Provision for probable loan losses	575,000	465,000
Charge-offs	(144,740)	(156,238)
Recoveries	121,039	61,840
Net Charge-offs	(23,701)	(94,398)
Balance at end of the period	$4,101,299	$3,520,602

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the nine months ended September 30, 2004 and 2003, diluted weighted average shares outstanding increased by 11,855 and 9,987, respectively, due to the dilutive impact of restricted stock. For the three months ended September 30, 2004 and 2003, diluted weighted average shares outstanding increased by 11,704 and 10,474, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the nine months ended September 30, 2004 and 2003, diluted weighted average shares outstanding increased by 14,791 and 11,189, respectively, due to the dilutive impact of options. For the three months ended September 30, 2004 and 2003, diluted weighted average shares outstanding increased by 14,654 and 12,086, respectively, due to the dilutive impact of options

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Nine months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,363,419	2,017,286	$1.67

Effect of dilutive securities	—	26,646

Diluted net income per share	$3,363,419	2,043,932	$1.65

	Nine months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,056,144	2,022,935	$1.51

Effect of dilutive securities	—	21,176

Diluted net income per share	$3,056,144	2,044,111	$1.50

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,167,805	2,014,874	$0.58

Effect of dilutive securities	—	26,358

Diluted net income per share	$1,167,805	2,041,232	$0.57

	Three months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,038,801	2,020,274	$0.51

Effect of dilutive securities	—	22,560

Diluted net income per share	$1,038,801	2,042,834	$0.51

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

The Company accounts for its awards pursuant to the Omnibus Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), recommends that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. There were no options granted in the first nine months of 2004 or 2003.

The Company awarded 8,913 and 8,413 shares of restricted stock during the nine months ended September 30, 2004 and 2003, respectively, resulting in an increase to deferred compensation-restricted stock of $254,021 and $151,434, respectively.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Nine months ended September 30,
	2004	2003
Net income, as reported	$3,363,419	3,056,144
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(4,939)	(6,538)

Proforma net income	$3,358,480	3,049,606

Earnings per share:
Basic – as reported	$1.67	1.51

Basic – proforma	1.66	1.51

Diluted – as reported	1.65	1.50

Diluted – proforma	1.64	1.49

	Three months ended September 30,
	2004	2003
Net income, as reported	$1,167,805	1,038,801
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(1,646)	(2,179)

Proforma net income	$1,166,159	1,036,622

Earnings per share:
Basic – as reported	$0.58	0.51

Basic – proforma	0.58	0.51

Diluted – as reported	0.57	0.51

Diluted – proforma	0.57	0.51

(5) Long-term Obligations

Sale of Preferred Trust Securities. On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Since its organization, we had treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities had been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, as of December 31, 2003, we have deconsolidated the Trust. Under de-consolidation accounting, only the amount owed by the Company to the trusts is reported in the consolidated financial statements. The receivables recorded by the trusts as being due from the Company and the amounts payable by the trusts to the third-party purchasers of the trust preferred securities remain on the trusts’ books and are not included in the Company’s consolidated financial statements. The net effect is that the Company now describes its borrowings as being due to the trusts instead of the third-party purchasers of the trust preferred securities. There is no change to the terms of the borrowings or the amounts owed.

(6) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost include the following components:

	Nine months ended September 30,
	2004	2003
Service cost	$4,767	$6,714
Interest cost	31,956	31,905
Amortization of (gain) loss	3,216	(159)
Net periodic postretirement benefit cost	$39,939	$38,460

	Three months ended September 30,
	2004	2003
Service cost	$1,589	$2,238
Interest cost	10,652	10,635
Amortization of (gain) loss	1,072	(53)
Net periodic postretirement benefit cost	$13,313	$12,820

(7) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of September 30, 2004:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of other U.S. government agencies and corporations	$982,500	213	988,440	11,560	1,970,940	11,773
Obligations of states and political subdivisions	8,151,804	249,461	—	—	8,151,804	249,461
Mortgage-backed securities	19,964,979	159,522	19,375,776	293,470	39,340,755	452,992

Subtotal, debt securities	29,099,283	409,196	20,364,216	305,030	49,463,499	714,226

Preferred stock	—	—	4,524,495	1,140,505	4,524,495	1,140,505

Total	29,099,283	409,196	24,888,711	1,445,535	53,987,994	1,854,731

As the above table represents, the overall total dollar amount of unrealized losses within the Bank’s investment portfolio during the first nine months of 2004, increased $592,720 or 46.97% when compared to unrealized losses of $1,262,011 at December 31, 2003. The increase in unrealized losses is the result of a continued rise in interest rates. The duration of the investment portfolio has averaged about 3.25 years and comparable bond rates rose almost 1% during the period. As a result, 3 year bond price and the portfolio value declined accordingly. The amount of unrealized losses 12 months or longer increased as agency preferred stock losses increased $528,563 or 86.37% to $1,140,505 from $611,942 at December 31, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were reclassified to debt in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and

Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of September 30, 2004, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

On May 19, 2004, the FASB released FASB Staff Position (FSP) FAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a subsidy for employers that sponsor postretirement health care plans that provide prescription drug benefits. The net periodic postretirement benefit cost disclosed does not reflect any amount associated with the subsidy because the Company has been unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

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

Sale of Preferred Trust Securities. On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Since its organization, we had treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities had been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, as of December 31, 2003, we have deconsolidated the Trust. Under de-consolidation accounting, only the amount owed by the Company to the trusts is reported in the consolidated financial statements. The receivables recorded by the trusts as being due from the Company and the amounts payable by the trusts to the third-party purchasers of the trust preferred securities remain on the trusts’ books and are not included in the Company’s consolidated financial statements. The net effect is that the Company now describes its borrowings as being due to the trusts instead of the third-party purchasers of the trust preferred securities. There is no change to the terms of the borrowings or the amounts owed.

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

Comparison of the Results of Operations for the Nine Month Periods Ended September 30, 2004 and 2003

Summary

For the nine months ended September 30, 2004, we had net income of $3,363,419 or $1.67 basic and $1.65 diluted earnings per share, compared to $3,056,144 or $1.51 basic and $1.50 diluted earnings per share for the nine months ended September 30, 2003. Net interest income increased $965,350 or 8.48% to $12,353,635 in the nine months of 2004 from $11,388,285 in the nine months of 2003, and noninterest income increased $591,984 or 14.03% when compared to the same period last year. Noninterest expense increased $1,060,059 or 9.87% for the nine months period ended September 30, 2004 as compared to the same period in 2003 as salary and employee benefits expense increased $581,151 or 10.37% to $6,184,198 compared to $5,603,047 during the nine months of 2003.

Net interest income

Net interest income for the nine months ended September 30, 2004 was $12,353,635, an increase of $965,350 or 8.48% when compared to net interest income of $11,388,285 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2004 was 3.95% compared to 4.27% for the first nine months of 2003. Management attributes the decrease in our net interest margin to a low interest rate environment throughout all of 2004. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached minimum rates such that additional rate reductions were not practical, thus reducing our ability to lower our cost of funds. At the same time, our rate sensitive assets such as loans and investment securities continued to mature and pay out and these earning assets were reinvested at lower rates. The yield on average earning assets, on a tax-equivalent basis, for the nine months ended September 30, 2004 was 5.25% compared to 5.72% in 2003, a decrease of 47 basis points.

Total interest income increased $1,185,692 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, as average earning assets increased by $65.3 million. Average loans outstanding increased $56.0 million as real estate loans increased $32.0 million.

Total interest expense increased $220,342 or 5.53% for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003 as interest-bearing liabilities increased on average $57.8 million. Our cost of funds during the nine months ended September 30, 2004 was 1.56%; a decrease of 20 basis points when compared to 1.76% for the nine months ended September 30, 2003.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the nine months ended September 30, 2004 was $575,000 compared to $465,000 during the nine months ended September 30, 2003. Net charge-offs for the period ended September 30, 2004 totaled $23,701 compared to net charge-offs of $94,398 during the first nine months of 2003. The higher provision expense for probable loan loss in the nine months of 2004 is primarily the result of loan growth that occurred during the first nine months of 2004 as our loan portfolio grew $50.8 million since December 31, 2003. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, prior loan loss experience and dollar amount of loan growth.

Noninterest income

Noninterest income increased $591,984 or 14.03% to $4,809,903 for the nine months ended September 30, 2004 compared to $4,217,919 for the same period in 2003. This is principally due to a gain on insurance proceeds of $316,924 for property damage sustained during Hurricane Isabel, net gain on the sale of securities of $296,116 and an insurance recovery of $79,440 on a wire transfer fraud that was charged off in late 2003. Service charges on deposit accounts decreased $6,795 or 0.27% as Overdraft Banking Privilege fee income decreased slightly when compared to the first nine months of 2003. Other service charges and fees decreased $81,506 or 6.07% over the prior year period due to decreases of mortgage loan origination fees of $99,771, the result of an overall slowdown in the number of refinancing in the mortgage industry. During the nine months of 2004, the Bank had a net gain on the sale of securities of $296,116 compared to net gain of $184,725 during the same period last year.

Noninterest expense

Noninterest expense increased $1,060,059 or 9.87% to $11,800,119 for the nine months ended September 30, 2004 from $10,740,060 in the same period in 2003. This increase is principally due to general increases in salary and benefits expense of $581,151 or 10.37%. Salary expense increased $441,718 over the prior year period as a result of general salary increases of $123,308 and additional staffing expense within our mortgage department and home office of $83,278 and $72,591, respectively. Additional salary expenses of $162,541 are associated with our recently opened full service offices in Williamston, Morehead City and Wilmington. Benefits during first nine months of 2004 compared to 2003 increased $139,433 or 8.35% principally due to an increase in premiums for employee group insurance of $48,868 and employee FICA taxes of $34,245. Restricted stock incentive expense increased $33,992 over the prior year period. Occupancy expense increased $61,556 or 6.71% principally as the result of accelerated depreciation expense of approximately $66,000 on the Bank’s flood damaged accounting and operations facility. As the result of furniture and equipment purchased for our new operation center in Engelhard, equipment expense increased $286,384 or 28.81% over the first nine months of 2003. In addition, equipment maintenance and depreciation expense increased by $92,863 and $25,610, respectively. Long distance telephone expense decreased $60,217 or 103.51% over the prior year period, as we received a credit adjustment of $33,062 due to being over charged by our long distance carrier in prior billing periods. Other operating expenses increased $249,645 from $2,181,656 for the nine months ended September 30, 2003 to $2,431,301 for the nine months ended September 30, 2004. The increase is primarily due to the charge-off of $92,201 in checks paid into overdraft that were deemed non-collectible in the current period. However, it is anticipated that a portion of the write-off will be recovered in a future period. We experienced losses on sale of repossessed assets during the first quarter of 2004 that amounted to $52,600.

Income taxes

Income tax expense for the nine months ended September 30, 2004 and 2003 was $1,425,000 and $1,345,000, respectively, resulting in effective tax rates of 29.76% and 30.58%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of the Results of Operations for the Three Month Periods Ended September 30, 2004 and 2003

Summary

For the three months ended September 30, 2004, we had net income of $1,167,805 or $0.58 basic and $0.57 diluted earnings per share, compared to $1,038,801, or $0.51 basic and $0.51 diluted earnings per share for the three months ended September 30, 2003. Net interest income increased $500,138 or 13.05% to $4,331,186 in the third quarter of 2004 from $3,831,048 in the third quarter of 2003, and noninterest income decreased $9,015 or 0.60% when compared to the same period last year. Noninterest expense increased $347,119 or 9.57% for the three month period ended September 30, 2004 as compared to the same period in 2003, as salary and benefits expense increased $190,747 or 9.95% to $2,108,267 compared to $1,917,520 during the third quarter of 2003.

Net interest income

Net interest income for the three months ended September 30, 2004 was $4,331,186, an increase of $500,138 or 13.05% when compared to net interest income of $3,831,048 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2004 was 3.94% compared to 4.14% in the third quarter of 2003. Management attributes the decrease in our net interest margin to a low interest rate environment throughout all of 2004. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached minimum rates such that additional rate reductions were not practical, thus reducing our ability to lower our cost of funds. While our rate sensitive assets such as loans and investment securities continued to mature and pay out, subsequently, these earning assets were reinvested at lower rates. The yield on average earning assets, on a tax-equivalent basis, fell 18 basis points to 5.28% compared to 5.46% at the end of the third quarter of 2003.

Total interest income increased $770,287 or 15.15% for the three months ended September 30, 2004 compared to the same three months of 2003 as average earning assets increased $73.1 million and the rate on variable rate loans increased 75 basis points during the third quarter of 2004. Approximately half of our loans are variable rate loans that adjust with the movement of the national prime rate.

Total interest expense increased $270,149 or 21.56% during third quarter of 2004 compared to the same period in 2003, the result of increased interest-bearing liabilities and increased market rates paid on wholesale certificates of deposits. The volume of average interest-bearing liabilities increased approximately $66.8 million when comparing third quarter of 2004 with that of 2003. Our cost of funds during the third quarter of 2004 was 1.62%, a decrease of just one basis point when compared to 1.63% at the end of third quarter of 2003.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended September 30, 2004 and 2003 was $175,000 and $225,000, respectively. Net charge-offs for the quarter ended September 30, 2004 totaled $130, compared to net charge-offs of $43,641 during the third quarter of 2003. The amount of provision for probable loan losses charged during the period is due to loan growth of $17.2 million that occurred during the third quarter of 2004. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income decreased $9,015 or 0.60% to $1,484,617 for the three months ended September 30, 2004 compared to $1,493,632 for the same period in 2003. Service charges on deposit accounts increased $53,780 or 6.76% as the volume in Overdraft Banking Privilege fees increased $50,946 compared to the third quarter of 2003. Other service charges and fees decreased $33,174 compared to the prior year period due to decreases in mortgage origination brokerage fees of $36,505, the result of an overall slowdown in the number of refinancing in the mortgage industry. During the third quarter of 2004, we had a net gain on the sale of securities of $3,977 compared to net gain of $42,112 during the same period last year, a decrease of $38,135 or 90.56%.

Noninterest expense

Noninterest expense increased $347,119 or 9.57% to $3,972,998 for the three months ended September 30, 2004 from the same period in 2003. This increase is principally due to general increases in salary and benefits expense of $190,747 or 9.95%. Salary expense increased $155,655 over the prior year period as a result of general salary increases of $47,103, additional staffing expense within our home office of $30,843 and within the mortgage department of $31,874. Additional salary expenses of $47,103 are associated with our recently opened full service offices in Morehead City and Wilmington. Benefits during third quarter 2004 compared to 2003 increased $35,092 or 6.11% principally due to an increase in employee FICA tax and employee group insurance premiums of $12,307 and $11,527, respectively. Restricted stock incentive expense increased $10,645 during the third quarter of 2004 compared to third quarter of 2003. Equipment expense increased $85,886 or 26.03% over the third quarter of 2003. Equipment maintenance increased $35,134, the result of upgraded core and item processing equipment. Equipment rental expense increased $42,901 as we implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote our network capabilities. Telephone expense decreased $34,882 or 31.71% over the prior year period, as we received a credit adjustment of $33,062 due to being over charged by our long distance carrier in prior billing periods. Other operating expenses increased $75,224 from $762,872 for the three months ended September 30, 2003 to $838,096 for the three months ended September 30, 2004. The increase is primarily due to the charge-off of $92,201 in checks paid into overdraft that were deemed non-collectible in the current period. However, it is anticipated that a portion of the write-off will be recovered in a future period.

Income taxes

Income tax expense for the three months ended September 30, 2004 and 2003 was $500,000 and $435,000, respectively, resulting in effective tax rates of 29.98% and 29.52%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets increased $71.2 million to $506.2 million, an increase of 16.37% when compared to $435.0 million at December 31, 2003. Asset growth was funded by increases in certificates of deposit of $33.7 million and demand deposits of $26.6 million. Approximately $26.4 million or 78.3% of the growth in certificates of deposit was wholesale funds.

Gross loans increased $50.8 million or 18.03% from $281.6 million at December 31, 2003 to $332.4 million at September 30, 2004. We experienced steady loan demand from all of our markets during the first nine months of 2004.

Shareholders’ equity increased by $1,572,037 from December 31, 2003 to September 30, 2004, due to net income of $3,363,419 and the recognition of deferred compensation of $74,203 on restricted stock awards, which was partially offset by an increase of net unrealized losses on available-for-sale securities of $740,964. During the nine months of 2004, we repurchased 8,600 shares or $252,900 of our stock. We declared cash dividends of $871,721, or 42.75 cents per share, during 2004 compared to 37.50 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.23% at September 30, 2004 and 1.26% at December 31, 2003.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $139,347 and $444,098 which represented .04% and .16% of loans outstanding at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, we had no loans considered to be impaired under SFAS No. 114 compared to $61,285 at December 31, 2003, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

The provision for probable loan losses charged to operations during the nine months ended September 30, 2004 was $575,000, compared to $465,000 for the same period in 2003. Net charge-offs during the first nine months of 2004 totaled $23,701, compared to net charge-offs of $94,398 during the same period in 2003. The amount charged for provision for probable loan losses is the result of our review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Liquidity

The Company relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. External sources of funds include the ability to access advances from the Federal

Home Loan Bank of Atlanta, wholesale CD (brokered deposits) market, internet deposit bulletin boards and Fed Fund lines with correspondent banks. Short-term borrowings increased $4.9 million during the first nine months of 2004.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses (net of deferred income taxes) on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of September 30, 2004, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of insured banks. Additionally, at September 30, 2004, Bancorp was also in compliance with the similar capital requirements set forth by the Federal Reserve and was classified as well-capitalized.

The following table lists Bancorp’s regulatory capital ratios at September 30, 2004 and December 31, 2003.

	Minimum Required ratio	Required to be “well capitalized”	Bancorp’s ratio at 9-30-04	Bancorp’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.78%	11.41%
Total capital to risk-weighted assets	8.0%	10.0%	11.84%	12.52%
Leverage capital ratio	3.0%	5.0%	8.29%	9.31%

The following table lists the Bank’s regulatory capital ratios at September 30, 2004 and December 31, 2003.
	Minimum Required ratio	Required to be “well capitalized”	Bank’s ratio at 9-30-04	Bank’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.72%	11.32%
Total capital to risk-weighted assets	8.0%	10.0%	11.79%	12.34%
Leverage capital ratio	3.0%	5.0%	8.24%	9.25%

As of September 30, 2004 all of the trust preferred securities issued on June 26, 2002 qualify as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million.

Regulatory Matters

Except as described below, management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

The Sarbanes-Oxley Act of 2002 is sweeping federal legislation that was signed into law on July 30, 2002 and that addresses accounting, corporate governance and disclosure issues relating to public companies. Some of the provisions of the Act became effective immediately, while others are still in the process of being implemented. In general, the Act mandates important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers and chief financial officers and boards of directors in the financial reporting process, and it creates a new regulatory body to oversee auditors of public companies. The economic and operational effects of the Act on public companies, including the Company, have been and will continue to be significant in terms of the increased time, resources and costs associated with complying with the new law. Because the Act, for the most part, applies equally to large and small public companies, it will continue to present the Company with particular challenges, and increased audit fees and compliance costs associated with the Act could have a negative effect on our results of operations.

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

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in our Annual Report on Form 10-K and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, actions of government regulators, the level of market interest rates, weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business, and general economic conditions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3. Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)