Form 10KSB
period 2004-12-31
ECB BANCORP INC
filed 2005-03-23
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for its most recent fiscal year were $ 28,932,359

On March 9, 2005, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) was $42,831,059.

On March 9, 2005, the number of outstanding shares of Registrant’s common stock was 2,038,242.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting are incorporated into Part III of this Report.

PART I

[In this Report, the terms “we,” “us,” “our” and similar terms refer to ECB Bancorp, Inc.]

Item 1.    Description of Business.

General.    We are a bank holding company headquartered in Engelhard, North Carolina. We operate through our wholly-owned bank subsidiary, The East Carolina Bank (the “Bank”). Our principal asset is our investment in the Bank, and dividends we receive from the Bank are our primary source of revenue. We were organized on March 4, 1998, by the Bank and at the direction of the Bank’s Board of Directors, to serve as the Bank’s parent holding company. The Bank became our wholly-owned subsidiary on July 22, 1998.

Sale of Preferred Trust Securities.    On June 26, 2002, a business trust subsidiary that we formed (ECB Statutory Trust I) privately sold $10.0 million in preferred trust securities as part of a pooled re-securitization transaction with several other financial institutions. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to us, were used to purchase an aggregate of $10.3 million in junior subordinated debentures that we issued. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.45%, with principal payable in full on June 26, 2032. We own all of our Trust subsidiary’s common securities and, subject to certain limitations, we have fully and unconditionally guaranteed the Trust subsidiary’s obligations under its preferred trust securities. Substantially all the proceeds from the Trust’s sale of preferred securities are currently being counted as “Tier 1” capital on our books and have been or will be used by us to supplement the Bank’s and our capital and support our continued operations and growth. Following its organization, we have treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as subsequently amended, and as of December 31, 2003, we have deconsolidated the Trust. Additional information regarding FIN 46 and the effect of the deconsolidation of the Trust is described in Note 1(L) to our consolidated financial statements which are contained in Item 7 of this report.

The Bank.    The Bank is an insured, North Carolina-chartered bank which was organized in 1919 and is engaged in a general, community-oriented commercial and consumer banking business. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under its Bank Insurance Fund (“BIF”) to the maximum amount permitted by law. The Bank has two wholly-owned subsidiaries. ECB Realty, Inc. holds title to six of the Bank’s branch offices which it leases to the Bank. The second subsidiary, ECB Financial Services, Inc., formerly provided courier services to the Bank but is currently inactive.

Business Offices.    The Bank has 20 full-service banking offices, which are located in 10 North Carolina counties.

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

The Bank’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. It monitors its competition in order to keep the rates paid on its deposits at a competitive level, and it generates certificates of deposit (CD) on the Internet through the advertising of its deposit rates on an on-line CD trading network. Additional information regarding the Bank’s deposit accounts on December 31, 2004, is included with the information included in this Report under the caption “Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Bank makes a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal and business purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. Additional information regarding the Bank’s loan portfolio at December 31, 2004, is included in the information included in this Report under the caption “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Banking Markets.    The Bank’s banking markets are located in the east central, northeastern and southern coastal portions of North Carolina and along North Carolina’s Outer Banks. The Bank opened new offices in Morehead City and Wilmington, which has extended its banking markets into Carteret and New Hanover County in the southern coastal plain of North Carolina.

Employees.    All of our officers serve as officers and employees of the Bank, and we have no employees of our own. As of December 31, 2004, the Bank employed 178 full-time employees (including our executive officers) and 15 part-time employees. The Bank is not a party to any collective bargaining agreement with its employees, and it considers its relations with its employees to be good.

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

There are a number of obligations and restrictions imposed by law on a bank holding company and its insured bank subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” then the bank holding company is required to guarantee (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances where it otherwise might not do so, absent such policy. Under the BHCA, the FRB may require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

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

The following table lists our regulatory capital ratios at December 31, 2004.

	Minimum Required ratio	Required to be “well capitalized”	Our ratio at 12-31-04	Bank’s ratio at 12-31-04
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.86%	10.73%
Total capital to risk-weighted assets	8.0%	10.0%	11.96%	11.82%
Leverage capital ratio	4.0%	5.0%	8.43%	8.32%

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

Reserve Requirements.    Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $7.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.0 million and $47.6 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $47.6 million. Those percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets.

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

Sarbanes-Oxley Act of 2002.    On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The Act applies to all public companies and imposed significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others are still in the process of being implemented.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The Act went further to require that the various securities exchanges, including The Nasdaq Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Our common stock is a listed stock, so we are subject to those provisions of the Act and to corporate governance requirements of The Nasdaq Stock Market.

The economic and operational effects of the Act on public companies, and particularly on smaller public companies, have been and will continue to be significant in terms of the time, resources and costs associated with complying with the new law.

Item 2.    Description of Property.

Our offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and we do not own or lease any separate properties. All of the Bank’s existing banking offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2004, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $16.9 million.

Bank maintains the following 20 offices, 11 of which are owned by the Bank, 6 of which are owned by ECB Realty, Inc. and leased to the Bank, and 3 of which are held under leases with unaffiliated third parties.

Pamlico Region:	Engelhard main banking and corporate office (owned)
Swan Quarter branch office (leased from ECB Realty)
Fairfield branch office (leased from ECB Realty)
Washington branch office (leased)
Williamston branch office (owned)
Morehead City branch office (owned)

Albemarle Region:	Columbia branch office (leased from ECB Realty)
Creswell branch office (owned)
Hertford branch office (leased)

Western Region:	Greenville Arlington branch office (owned)
Greenville University Medical Center branch office (owned)
New Bern branch office (owned)
Wilmington branch office (owned)

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

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Our common stock was first issued on July 22, 1998, when we became the Bank’s parent holding company. Our common stock was listed on The Nasdaq SmallCap Market on November 23, 1998, under the trading symbol “ECBE.” Previously, it had been traded on the OTC Bulletin Board. On March 4, 2005, there were 692 holders of record of our common stock.

The per share cash dividends we have paid during each quarterly period during 2004 and 2003, and the quarterly high and low prices of our common stock during those two years as reported on the Nasdaq SmallCap Market, are set forth in Table 18 which is included in Item 6 of this Report. Our sole source of funds for the payment of dividends on our common stock is dividends paid to us by the Bank on the shares of the Bank’s common stock that we hold. The declaration and payment of future dividends by the Bank will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements generally applicable to North Carolina banks, and other factors. Additional information regarding restrictions on the Bank’s ability to pay dividends to us is contained in Item 1 of this Report under the caption “Payment of Dividends.”

Our ability to pay dividends also is subject to our own separate factors, including our earnings and financial condition, capital requirements and regulatory restrictions applicable to bank holding companies.

During the fourth quarter of 2004, we did not repurchase any shares of our outstanding common stock.

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

Management’s discussion and analysis of financial condition and results of operations are presented to assist in understanding the financial condition and results of operations of ECB Bancorp, Inc. and its wholly-owned subsidiary, The East Carolina Bank, for the years 2004, 2003, and 2002. This discussion and the related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes.

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

For The East Carolina Bank, Leverage Capital consists of total shareholders’ equity excluding unrealized gains or losses, net of income taxes, on securities available-for-sale. As of December 31, 2004, our Leverage Ratio was 8.32% compared to 9.25% and 9.98%, respectively, at year-end 2003 and 2002. For regulatory purposes, a well-capitalized financial institution must have a Tier 1 Leverage Ratio of at least 5.00%.

Within the RBC calculations, The East Carolina Bank’s assets, including loan commitments and other off-balance sheet items, are weighted according to Federal regulatory guidelines for risk considered inherent in the assets. The East Carolina Bank’s Tier 1 RBC ratio as of December 31, 2004 was 10.73%, which is, along with ratios of 11.32% and 12.94% for 2003 and 2002, respectively, representative of a well-capitalized institution. The calculation of the Total RBC ratio allows, in The East Carolina Bank’s circumstances, the inclusion of the allowance for probable loan losses in capital, but only to the maximum of 1.25% of risk-weighted assets. As of December 31, 2004, Our Total RBC was 11.82%, which is representative of a well-capitalized institution. The Total RBC ratios for 2003 and 2002 were 12.34% and 14.03%, respectively, both of which were representative of a well-capitalized financial institution.

As of December 31, 2004, shareholders’ equity totaled $32.1 million compared to $30.6 million at December 31, 2003. Shareholders’ equity for 2004 included net unrealized securities losses of $286,581 and net unrealized securities gains of $241,000 in 2003.

An adequate capital position provides us with expansion capabilities. Retention of sufficient earnings to maintain an adequate capital position is an important factor in determining dividends. During 2004, we declared $1,162,170 in dividends, versus $1,018,971 in 2003 and $823,742 in 2002. As a percentage of net income in 2004, dividends were 35.43%. On a per share basis, dividends declared in 2004 represented an increase of 14.0% over dividends per share declared in 2003.

In 2004, our net income was $3,279,794 or $1.63 basic and $1.60 diluted earnings per share, compared to $3,905,628 or $1.93 basic and $1.91 diluted earnings per share for the year ended December 31, 2003.

Net interest income for 2004 was $16,822,230, an increase of $1,592,051 or 10.45% when compared to net interest income of $15,230,179 earned during 2003. Our net interest margin, on a tax-equivalent basis, for the year-ended December 31, 2004 was 4.05% compared to 4.27% in 2003. Management attributes the decrease in our net interest margin to the sustained low interest rate environment throughout all of 2004. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached minimum rates such that additional rate reductions were not practical, thus reducing our ability to lower its cost of funds. While our rate sensitive assets such as loans and investment securities continued to mature and pay-out, subsequently, these earning assets were reinvested at lower rates. The yield on average earning assets, on a tax-equivalent basis, fell 28 basis points during 2004 to 5.42% compared to 5.70% in 2003.

Total interest income increased $2,265,788 during 2004 compared to 2003, due to an increase of $62.8 million in average earning assets. Approximately $3.8 million in interest income can be attributed to the additional volume of earning assets while the effect of lower rates reduced the additional income by approximately $1.5 million. The effect of variances in volume and rate interest income and interest expense is illustrated in Table 2. Volume and Rate Variance Analysis.

Total interest expense increased $673,737 during 2004 compared to 2003, the result of increased volume of average interest-bearing liabilities. Our cost of funds during 2003 was 1.62%, a decrease of 9 basis points when compared to 1.71%

in 2003. The volume of average interest-bearing liabilities increased $59.0 million in 2004 and as a result increased interest expense by approximately $854,000. The effect of lower interest rates paid on interest-bearing liabilities during 2004 resulted in reduced interest expense of $180,000 producing a net increase in interest expense of $674,000.

Noninterest income, principally charges for the use of our services, is a significant contributor to net earnings. Noninterest income decreased $662,957 or 12.13% to $4,801,509 during 2004 compared to $5,464,466 in 2003. This increase is principally due to an impairment charge of $1,388,275 on $5.6 million of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis and does not necessarily reflect the expected long-term value of these government sponsored investment grade securities. Gains and losses on the securities were previously recognized in the equity section of the balance sheet. The impairment charge was partially offset by a gain on insurance proceeds of $316,924 for property damage sustained during Hurricane Isabel, net gain on the sale of securities of $308,176 and an insurance recovery of $79,440 on a wire transfer fraud that was charged off in late 2003. Service charges on deposit accounts increased by $21,726 or 0.65% as Overdraft Banking Privilege fee income increased slightly when compared to 2003. Other service charges and fees increased $65,481 or 4.02% over the prior year period due to increases in net merchant discount fees generated by our credit card and merchant services department and increased net Business Manager service charge fees of $39,106. During 2004, the Bank had a net gain on the sale of securities of $308,176 compared to net gain of $135,952 during 2003.

Noninterest expense increased $1,064,105 or 7.36% to $15,515,211 compared to $14,451,106 in 2003. This increase is principally due to increases in salary and benefits expense of $648,383 also contributed to increased noninterest expense in 2004 compared to 2003. Salary expense increased $583,283 or 11.03% over the prior year period as a result of general salary increases of $123,308 and additional staffing expense within our mortgage department and home office of $133,668 and $124,211, respectively. Additional salary expenses of $182,260 are associated with our recently opened full service offices in Williamston, Morehead City and Wilmington. Benefits during 2004 compared to 2003 increased $65,100 or 3.16% principally due to an increase in premiums for employee group insurance of $56,233 and employee FICA taxes of $44,151. Restricted stock incentive expense increased $44,637 over the prior year period. These increases in employee benefits were partially offset by a reduction in incentive expense of $129,925 when compared to 2003. Occupancy expense increased $35,618 or 2.81% as property taxes and insurance increased $59,398 or 29.40% and janitorial expense increased $39,062 or 27.19% due to the new branch offices and home office buildings. These increases were partially offset by accelerated depreciation expense of approximately $66,000 on the Bank’s flood damaged accounting and operations facility. Equipment expense increased $236,558 or 16.21% over 2003 due principally to increased equipment maintenance of $147,136 or 40.56% and increased equipment rental expense of $123,490 or 59.83%. Long distance telephone expense decreased $65,492 or 85.75% over the prior year, as we received a credit adjustment of $33,062 due to being over charged by our long distance carrier in prior billing periods. Other operating expenses increased $244,728 from $3,001,558 in 2003 to $3,246,286 for 2004. The increase is primarily due to the charge-off of $92,201 in checks paid into overdraft that were deemed non-collectible in the current period. However, it is anticipated that a portion of the write-off will be recovered in a future period. We experienced losses on sale of repossessed assets that amounted to $57,670.

Income tax expense for 2004 and 2003 was $2,025,000 and $1,700,000, respectively, resulting in effective tax rates of 38.17% and 30.33%, respectively. The increase in our effective tax rate for 2004 was due to the change in valuation allowance as a result of the $1,388,275 impairment charge on investments taken at year end 2004. The valuation allowance for deferred tax assets was $534,486 and $0 for the years ended December 31, 2004 and 2003, respectively. The valuation allowance required at December 31, 2004 was for certain unrealized capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. The effective tax rates in year 2003 differs from the federal statutory rate of 34.00% primarily due to tax-exempt interest income and state income tax expense.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

Total assets increased $66.9 million to $501.9 million, an increase of 15.39% when compared to $435.0 million at December 31, 2003. Asset growth was funded by an increase in interest-bearing demand deposits of $13.5 million, an increase in non-interest-bearing demand deposits of $6.6 million and increased savings and time deposits of $38.1 million.

Loans receivable have increased $48.0 million or 17.03% from $281.6 million at December 31, 2003 to $329.5 million at December 31, 2004. We have experienced steady loan demand in all of our existing markets and as well as our new loan production offices. Real estate related loans increased approximately $57.1 million and accounted for essentially all of the loan growth during 2004. Real estate loans secured by nonfarm, nonresidential properties increased $44.4 million, while construction loans increased by $12.9 million. Our two new full service offices, one located in Wilmington and the other in Morehead City, contributed approximately 34% of the loan growth achieved in 2004. Our western region increased loans by approximately $27.5 million and the Outer Banks region increased their loans by approximately $13.0 million when compared to 2003. As we continued to increase our loan portfolio, we adhered to our strict underwriting standards.

Our investment portfolio increased by $10.5 million, an increase of 10.31% from $101.8 million at December 31, 2003 to $112.3 million at December 31, 2004. The increase resulted from a $20 million leverage strategy implemented in the first quarter of 2004. Monthly cash flow from fixed rate mortgage-backed products provided a portion of the funding for the loan growth experienced in 2004.

Total deposits at December 31, 2004 were $411.1 million, an increase of $58.2 million or 16.49% compared to $352.9 million at December 31, 2003. Interest bearing demand deposits, principally Money Market accounts, increased $13.5 million or 16.58% during 2004. ECB offices located on the “Outer Banks” of North Carolina where we have six branches generated approximately half of the increase. Noninterest bearing demand deposit accounts increased $6.6 million or 8.23%.

During 2004 and 2003, we continued to look to the wholesale funds market to augment our traditional sources of asset funding. As part of our liquidity and funding strategy, we replaced a portion of deposits of local municipalities, which require us to pledge qualifying investment securities as collateral, with wholesale funds. We subscribe to an Internet bulletin board to advertise our deposit rates which was used to generate $37,769,000 in certificates of deposit. We also used a brokerage firm for an additional $9.8 million certificate of deposit. At year-end 2004 and 2003, we had approximately $58.2 and $32.3 million, respectively, in this type of deposit, most of which has a maturity of two years or less and carries an interest rate slightly higher than those paid in our local markets.

Shareholders’ equity increased by $1,434,948 from December 31, 2003 to December 31, 2004, as we generated net income of $3,297,794 and recognized deferred compensation of $98,252 on restricted stock awards. We experienced an increase of net unrealized losses on available-for-sale securities of $528,028. During 2004, we repurchased 8,600 shares or $252,900 of our stock and we declared cash dividends of $1,162,170 or 57.0 cents per share, during 2004 compared to $1,018,971 or 50.0 cents per share in the prior year period.

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects our best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on our evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Our evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.30% and 1.26% at December 31, 2004 and December 31, 2003, respectively.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $138,000 and $444,000 which represented .04% and .16% of loans outstanding at December 31, 2004 and 2003, respectively. At December 31, 2004, we had no loans considered to be impaired under SFAS No. 114 compared to $61,285 at December 31, 2003, all of which were on a non-accrual basis. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

The provision for probable loan losses charged to operations during 2004 was $803,734, compared to $637,911 for the year ended 2003. Net charge-offs for 2004 totaled $53,735, compared to net charge-offs of $237,911 in 2003. The amount charged for provision for probable loan losses is the result of our review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

2003

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

Noninterest expense increased $1,476,369 or 11.38% to $14,451,106 compared to $12,974,737 in 2002. This increase is principally due to increased salary and occupancy expense resulting from the expansion of banking locations, services and products. Salary and employee benefits expense increased $648,967 or 9.60%. Salary expense increased $541,341 over the prior year period, primarily the result of incremental salary expense of $346,004 associated with our mid-year opening of its full-service branch in Williamston, additional staffing of our mortgage origination offices and loan production offices in Morehead City and Wilmington opened in January 2003. General Bank employee salary expense increased $195,337 compared to 2002 due to annual merit increases of approximately 4% and increased number of personnel. Employee benefit expense increased $107,626 over the prior year period, due to increased employee group insurance premiums of $107,200 when compared to premiums paid in 2002. Occupancy expense increased $263,817 or 26.33% principally as the result of accelerated depreciation expense of $129,885 on our home office branch facility as we replaced the existing branch structure with a new corporate and branch office in 2004. An additional $68,285 of occupancy expense is directly attributable to the opening of the new Williamston office and two loan production offices. Bank supplies increased $42,968 from the prior year period primarily as the result of increased forms and computer related supplies. Telephone and data communications expense increased $167,115 over the prior year period, as we have implemented a new voice and data system, upgraded to provide bank-wide voicemail and additional bandwidth to promote our network capabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have a material impact on the consolidated financial statements. The disclosure requirements of Statement 132 (revised) are contained in Notes to the financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were deconsolidated and the debt issued to the trust was recorded in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, the adoption of SAB 105 did not have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of December 31, 2004, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

At December 31, 2004, the Bank owns $4,276,725 of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, we concluded that the unrealized losses were other-than-temporary. The Company’s conclusion considered the duration and the severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. The reclassification of these securities to other-than-temporary impairment resulted in a mark-to-market impairment charge of $1,388,275.

On May 19, 2004, the FASB released FASB Staff Position (FSP) FAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a subsidy for employers that sponsor postretirement health care plans that provide prescription drug benefits. The net periodic postretirement benefit cost disclosed does not reflect any amount associated with the subsidy because the Company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

FORWARD LOOKING STATEMENTS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1.

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(dollars in thousands)
ASSETS
Loans—net (1)	$308,207	5.91%	$18,202	$251,243	6.31%	$15,850	$202,334	7.15%	$14,471
Taxable securities	83,394	3.98%	3,323	85,218	4.28%	3,644	71,003	5.53%	3,927
Non-taxable securities (2)	34,384	5.05%	1,735	25,932	5.38%	1,395	23,044	5.74%	1,323
Overnight investments	4,222	1.73%	73	5,021	1.23%	62	4,260	2.35%	100

Total interest-earning assets	430,207	5.42%	$23,333	367,414	5.70%	$20,951	300,641	6.59%	$19,821
Cash and due from banks	24,393			19,932			13,947
Bank premises and equipment, net	14,056			10,364			8,193
Other assets	15,505			12,387			11,000

Total assets	$484,161			$410,097			$333,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$313,661	1.36%	$4,273	$252,104	1.43%	$3,594	$214,514	2.01%	$4,310
Short-term borrowings	15,936	1.52%	243	19,735	1.33%	262	10,121	1.14%	115
Long-term obligations	35,495	3.96%	1,405	34,236	4.06%	1,391	18,500	4.92%	911

Total interest-bearing liabilities	365,092	1.62%	5,921	306,075	1.71%	5,247	243,135	2.19%	5,336
Non-interest-bearing deposits	85,432			72,221			61,158
Other liabilities	2,424			1,677			2,179
Shareholders’ equity	31,213			30,124			27,309

Total liabilities and shareholders’ equity	$484,161			$410,097			$333,781

Net interest income and net yield on interest-earning assets (FTE) (3)		4.05%	$17,412		4.27%	$15,704		4.82%	$14,485

Interest rate spread (FTE) (4)		3.80%			3.99%			4.40%

(1)	Average loans include non-accruing loans, net of allowance for probable loan losses. Amortization of deferred loan fees of $481,000, $325,000, and $333,000 for 2004, 2003, and 2002, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $590,000, $474,000, and $449,000 for the years 2004, 2003, and 2002, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 below analyzes the effect of variances in volume and rate on taxable-equivalent interest income, interest expense and net interest income.

Table 2.

VOLUME AND RATE VARIANCE ANALYSIS

	2004 compared to 2003			2003 compared to 2002
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net
	(dollars in thousands)
Loans	$3,479	$(1,127)	$2,352	$3,292	$(1,913)	$1,379
Taxable securities	(75)	(246)	(321)	697	(980)	(283)
Non-taxable securities (2)	441	(101)	340	160	(88)	72
Overnight investments	(12)	23	11	14	(52)	(38)

Interest income	3,833	(1,451)	2,382	4,163	(3,033)	1,130
Interest-bearing deposits	858	(179)	679	645	(1,361)	(716)
Short-term borrowings	(54)	35	(19)	118	29	147
Long-term obligations	50	(36)	14	707	(227)	480

Interest expense	854	(180)	674	1,470	(1,559)	(89)

Net interest income	$2,979	$(1,271)	$1,708	$2,693	$(1,474)	$1,219

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $590,000, $474,000, and $449,000 for the years 2004, 2003, and 2002, respectively.

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

As of December 31, 2004, we had a negative one year cumulative gap of 25.7% of interest-earning assets. We have interest-earning assets of $210 million maturing or repricing within one year and interest-bearing liabilities of $324 million repricing or maturing within one year. This is primarily the result of stable core deposits being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, this position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

Our savings and core time deposits of $229 million include interest-bearing checking and savings accounts of $96 million. These deposits are considered as repricing in the earliest period because the rate can be changed weekly. However, history has shown that the decreases in the rates paid on these deposits have little, if any, effect on their movement out of the Bank. Therefore, in reality, they are not sensitive to changes in market rates and could be considered as non-rate sensitive. If this change were made, our rate sensitive liabilities would be more closely matched at the end of the one year period.

Table 3.

RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 2004

	3 Months Or less	4 to 12 Months	Total within 12 Months	Over 12 Months	Total
	(dollars in thousands)
Earning Assets
Loans—gross	$196,106	$10,558	$206,664	$122,866	$329,530
Investment securities	365	842	1,207	111,114	112,321
FHLB stock	1,947	—	1,947	—	1,947

Total earning assets	$198,418	$11,400	$209,818	$233,980	$443,798

Percent of total earning assets	44.7%	2.6%	47.3%	52.7%	100.0%
Cumulative percentage of total earning assets	44.7%	47.3%	47.3%	100.0%

Interest-bearing liabilities
Time deposits of $100,000 or more	$40,800	$41,512	$82,312	$13,678	$95,990
Savings, NOW and Money Market deposits	118,103	—	118,103	—	118,103
Other time deposits	37,009	63,527	100,536	10,288	110,824
Short-term borrowings	20,007	3,000	23,007	—	23,007
Long-term obligations	—	—	—	31,310	31,310

Total interest-bearing liabilities	$215,919	$108,039	$323,958	$55,276	$379,234

Percent of total interest-bearing liabilities	56.9%	28.5%	85.4%	14.6%	100.0%
Cumulative percent of total interest-bearing liabilities	56.9%	85.4%	85.4%	100.0%

Ratios
Ratio of earning assets to interest-bearing liabilities (gap ratio)	91.9%	10.6%	64.8%	423.3%	117.0%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	91.9%	64.8%	64.8%	117.0%
Interest sensitivity gap	$(17,501)	$(96,639)	$(114,140)	$178,704	$64,564
Cumulative interest sensitivity gap	$(17,501)	$(114,140)	$(114,140)	$64,564	$64,564
As a percent of total earning assets	-3.9%	-25.7%	-25.7%	14.5%	14.5%

In periods of rising interest rates, our rate-sensitive assets cannot be repriced as quickly as its rate-sensitive liabilities. Thus, our net interest income generally will decrease during a period of rising interest rates. In periods of declining interest rates the opposite occurs.

As of December 31, 2004, approximately 47.3% of our interest-earning assets could be repriced within one year and approximately 88.7% of interest-bearing assets could be repriced within five years. Approximately 85.4% of interest-bearing liabilities could be repriced within one year and 94.7% of interest-bearing liabilities could be repriced within five years.

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

Table 4.

MARKET RISK ANALYSIS

	Principal Maturing in Years ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in thousands)
ASSETS
Loans
Fixed Rate	$15,554	$21,333	$30,250	$29,249	$26,377	$15,660	$138,423	$136,512
Average rate (%)	6.59%	6.58%	6.29%	6.05%	6.20%	6.15%	6.28%
Variable Rate	68,441	13,605	19,111	23,531	31,330	35,089	191,107	191,107
Average rate (%)	5.78%	5.55%	5.59%	5.40%	5.41%	5.73%	5.63%
Investment securities
Fixed Rate	521	1,618	2,306	6,340	6,315	95,687	112,787	112,321
Average rate (%)	5.49%	4.14%	3.51%	4.16%	4.53%	4.35%	4.35%
LIABILITIES
Savings and interest-bearing checking
Variable Rate	118,103	—	—	—	—	—	118,103	118,103
Average rate (%)	0.42%	—	—	—	—	—	0.42%
Certificates of deposits
Fixed Rate	182,292	11,304	2,862	4,413	5,387	—	206,258	205,372
Average rate (%)	2.15%	2.73%	3.31%	3.45%	3.85%	—	2.27%
Variable Rate	556	—	—	—	—	—	556	556
Average rate (%)	1.73%	—	—	—	—	—	1.73%
Short-term borrowings
Variable Rate	23,007	—	—	—	—	—	23,007	23,007
Average rate (%)	2.39%	—	—	—	—	—	2.39%
Long-term obligations
Fixed Rate	—	13,000	3,000	—	—	5,000	21,000	21,067
Average rate (%)	—	3.82%	3.70%	—	—	4.44%	3.95%
Variable Rate	—	—	—	—	—	10,310	10,310	10,310
Average rate (%)	—	—	—	—	—	6.00%	6.00%

Noninterest income, principally charges for the use of our services, is a significant contributor to net earnings. Noninterest income decreased $662,957 or 12.13% to $4,801,509 during 2004 compared to $5,464,466 in 2003. This increase is principally due to an impairment charge of $1,388,275 on $5.6 million of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis and does not necessarily reflect the expected long-term value of these government sponsored investment grade securities. Gains and losses on the securities were previously recognized in the equity section of the balance sheet. The impairment charge was partially offset by a gain on insurance proceeds of $316,924 for property damage sustained during Hurricane Isabel, net gain on the sale of securities of $308,176 and an insurance recovery of $79,440 on a wire transfer fraud that was charged off in late 2003. Service charges on deposit accounts increased by $21,726 or 0.65% as Overdraft Banking Privilege fee income increased slightly when compared to 2003. Other service charges and fees increased $65,481 or 4.02% over the prior year period due to increases in net merchant discount fees generated by our credit card and merchant services department and increased net Business Manager service charge fees of $39,106. During 2004, the Bank had a net gain on the sale of securities of $308,176 compared to net gain of $135,952 during 2003.

Table 5.

NONINTEREST INCOME

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Service charges on deposit accounts	$3,387	$3,365	$2,793
Other service charges and fees	1,693	1,627	1,270
Net gain on sale of securities	308	136	80
Impairment charge on investments	(1,388)	—	—
Income from bank owned life insurance	288	246	269
Other	514	90	59

Total	$4,802	$5,464	$4,471

Noninterest expense increased $1,064,105 or 7.36% to $15,515,211 compared to $14,451,106 in 2003. This increase is principally due to increases in salary and benefits expense of $648,383 also contributed to increased noninterest expense in 2004 compared to 2003. Salary expense increased $583,283 or 11.03% over the prior year period as a result of general salary increases of $123,308 and additional staffing expense within our mortgage department and home office of $133,668 and $124,211, respectively. Additional salary expenses of $182,260 are associated with our recently opened full service offices in Williamston, Morehead City and Wilmington. Benefits during 2004 compared to 2003 increased $65,100 or 3.16% principally due to an increase in premiums for employee group insurance of $56,233 and employee FICA taxes of $44,151. Restricted stock incentive expense increased $44,637 over the prior year period. These increases in employee benefits were partially offset by a reduction in incentive expense of $129,925 when compared to 2003. Occupancy expense increased $35,618 or 2.81% as property taxes and insurance increased $59,398 or 29.40% and janitorial expense increased $39,062 or 27.19% due to the new branch offices and home office buildings. These increases were partially offset by accelerated depreciation expense of approximately $66,000 on the Bank’s flood damaged accounting and operations facility. Equipment expense increased $236,558 or 16.21% over 2003 due principally to increased equipment maintenance of $147,136 or 40.56% and increased equipment rental expense of $123,490 or 59.83%. Long distance telephone expense decreased $65,492 or 85.75% over the prior year, as we received a credit adjustment of $33,062 due to being over charged by our long distance carrier in prior billing periods. Other operating expenses increased $244,728 from $3,001,558 in 2003 to $3,246,286 for 2004. The increase is primarily due to the charge-off of $92,201 in checks paid into overdraft that were deemed non-collectible in the current period. However, it is anticipated that a portion of the write-off will be recovered in a future period. We experienced losses on sale of repossessed assets during the first quarter of 2004 that amounted to $57,670.

Table 6.

NONINTEREST EXPENSES

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Salaries	$5,874	$5,290	$4,749
Retirement and other employee benefits	2,126	2,061	1,954
Occupancy	1,301	1,266	1,002
Equipment	1,696	1,459	1,372
Professional fees	316	343	315
Supplies	329	337	294
Telephone	389	480	313
Postage	238	213	213
Other	3,246	3,002	2,763

Total	$15,515	$14,451	$12,975

ANALYSIS OF FINANCIAL CONDITION

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the percentage of significant components of our balance sheets at December 31, 2004, 2003 and 2002.

Table 7.

DISTRIBUTION OF ASSETS AND LIABILITIES

	December 31,
	2004		2003		2002
	(dollars in thousands)
ASSETS
Loans, net	$325,230	64.8%	$278,031	63.9%	$224,733	58.2%
Investment securities	112,321	22.4%	101,821	23.4%	120,317	31.1%
FHLB stock	1,947	0.4%	1,100	0.3%	1,428	0.5%
Federal funds sold	—	—	—	—	2,000	0.5%

Total earning assets	439,498	87.6%	380,952	87.6%	348,478	90.2%
Cash and due from banks	28,263	5.7%	27,384	6.4%	18,345	4.7%
Bank premises and equipment, net	16,939	3.4%	11,880	2.7%	8,616	2.2%
Other assets	17,190	3.4%	14,748	3.4%	10,866	2.8%

Total assets	$501,890	100.0%	$434,964	100.0%	$386,305	100.0%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$86,216	17.2%	$79,661	18.3%	$66,884	17.3%
Savings, NOW and Money Market deposits	118,103	23.5%	102,717	23.6%	88,320	22.9%
Time deposits of $100,000 or more	95,990	19.1%	78,338	18.0%	79,896	20.7%
Other time deposits	110,824	22.1%	92,218	21.2%	66,161	17.1%

Total deposits	411,133	81.9%	352,934	81.1%	301,261	78.0%
Short-term borrowings	23,007	4.6%	18,299	4.2%	20,221	5.2%
Long-term obligations	31,310	6.3%	29,310	6.8%	32,000	8.3%
Accrued interest and other liabilities	4,363	0.9%	3,779	0.9%	3,184	0.8%

Total liabilities	469,813	93.7%	404,322	93.0%	356,666	92.3%
Shareholders’ equity	32,077	6.4%	30,642	7.0%	29,639	7.7%

Total liabilities and shareholders’ equity	$501,890	100.0%	$434,964	100.0%	$386,305	100.0%

INVESTMENT PORTFOLIO

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Table 8.

INVESTMENT PORTFOLIO COMPOSITION.

	December 31,
	2004	Percentage	2003	Percentage	2002	Percentage
Securities available-for-sale
U.S. Government agencies	$10,963	9.8%	$17,626	17.3%	$12,838	10.7%
Collaterized mortgage obligations	20,980	18.7%	12,463	12.2%	21,120	17.6%
Mortgage-backed securities	45,067	40.1%	40,246	39.5%	59,282	49.3%
Tax-exempt municipals	31,034	27.6%	26,433	26.0%	21,327	17.7%
Preferred stock	4,277	3.8%	5,053	5.0%	5,750	4.8%

Total investments	$112,321	100.0%	$101,821	100.0%	$120,317	100.0%

The following table shows maturities of the carrying values of investment securities held by us at December 31, 2004, and the weighted average yields.

Table 9.

INVESTMENT PORTFOLIO MATURITY SCHEDULES.

	3 Months or Less	Over 3 Months Through 1 Year	Over 1 Year Through 5 Years	Over 5 Years But Within 10 Years	Over 10 Years
Security Type	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Total/Yield
Available-for-sale
U.S. Government agencies	$—	$—	$10,963	$—	$—	$10,963
	—	—	3.65%	—		3.65%
Collaterized mortgage obligations (1)	170	—	20,810	—	—	20,980
	5.46%	—	4.06%	—	—	4.07%
Mortgage-backed securities (1)	—	—	39,819	5,248	—	45,067
	—	—	3.84%	4.71%	—	3.94%
Tax-exempt municipals	195	842	6,942	10,964	12,091	31,034
	4.67%	5.70%	5.39%	5.82%	5.79%	5.70%
Preferred stock	—	—	—	—	4,277	4,277
					1.75%	1.75%

Total investments	$365	$842	$78,534	$16,212	$16,368	$112,321

	5.04%	5.70%	4.00%	5.45%	3.97%	4.33%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected speed. Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $590,000, $474,000, and $449,000 for the years 2004, 2003, and 2002, respectively. The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2004 the market value of the investment portfolio was approximately $466,000 below its book value, which is primarily the result of higher market interest rates compared to the interest rates on the investments in the portfolio.

LOAN PORTFOLIO

We believe the loan portfolio is adequately diversified and contains no foreign loans. Real estate loans represent approximately 65.3% of our loan portfolio. Real estate loans are primarily loans secured by real estate, mortgage, and construction loans. We do not have a large portfolio of home mortgage loans. See note (1) below. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2004, our ten largest loans accounted for approximately 6.8% of our loans outstanding. As of December 31, 2004, we had outstanding loan commitments of approximately $87,739,000. The amounts of loans outstanding and the percentage that such loans represented of total loans at the indicated dates are shown in the following table according to loan type.

Table 10.

LOAN PORTFOLIO COMPOSITION

	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Real estate—construction	$36,982	$19,205	$19,188	$12,881	$7,803
Real estate—mortgage	203,317	164,643	119,313	91,428	91,822
Installment loans	9,996	11,566	13,705	12,012	12,449
Credit cards and related plans	4,989	4,538	3,970	3,884	3,960
Commercial and all other loans (1)	74,246	81,629	71,707	68,656	56,932

Total	$329,530	$281,581	$227,883	$188,861	$172,966

(1)	The majority of the commercial real estate is owner-occupied and operated.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturity distribution of our loans as of December 31, 2004. A significant majority of loans maturing after one year are repriced at two and three year intervals. In addition, approximately 58.0% of our loan portfolio is comprised of variable rate loans.

Table 11.

LOAN MATURITIES

	Real Estate			Credit cards and related plans	Commercial and all other loans	Total
	Construction	Mortgage	Installment
	(dollars in thousands)
Due in 1 year or less	$14,035	$38,799	$1,390	$4,893	$25,647	$84,764
Due after 1 year through 5 years:
Floating interest rates	3,822	59,848	770	73	23,063	87,576
Fixed interest rates	2,325	77,968	7,445	—	19,471	107,209
Due after 5 years:
Floating interest rates	2,559	27,875	103	23	3,764	34,324
Fixed interest rates	—	13,068	288	—	2,301	15,657

Total	$22,741	$217,558	$9,996	$4,989	$74,246	$329,530

NONPERFORMING ASSETS AND PAST DUE LOANS

A loan is placed on non-accrual status when, in our judgment, the collection of interest income appears doubtful or the loan is past due 90 days or more. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. Interest on loans that are classified as non-accrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds in lieu of foreclosure. Such properties are initially recorded at the lower of cost or fair value less estimated costs to sell. Thereafter the properties are maintained at the lower of cost or fair value. During 2004, non-accrual and restructured loans generated $9,000 of interest income and was recorded as part of the Bank’s net income for 2004.

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Table 12.

NONPERFORMING ASSETS AND PAST DUE LOANS

	December, 31
	2004	2003	2002	2001	2000
	(dollars in thousands)
Non-accrual loans	$66	$147	$351	$146	$121
Loans past due 90 or more days still accruing	—	—	—	94	—
Restructured loans	37	43	61	67	73
Repossessions	—	230	—	25	2
Foreclosed properties	35	24	26	171	58

Total	$138	$444	$438	$503	$254

At December 31, 2004 and 2003, nonperforming assets and past due loans were approximately 0.04% and 0.16%, respectively, of the loans outstanding at such dates.

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

At December 31, 2004, the allocated portion of the allowance for probable loan losses assigned to real estate loans increased $919,000 or 50.63%. The shift in allocation is primarily the result of loan volume growth of real estate loans and risk grades assigned to individual loans during our assessment of credit quality.

Our unallocated portion of the allowance for probable loan losses increased $29,000 or 69.05% as the result of our evaluation of various conditions that are not directly measured by any other component of the reserve. One element of this evaluation is the seasoning of the loan portfolio.

The following table sets forth the allocation of allowance for probable loan losses and percent of total loans in each loan category for each of the years presented.

Table 13.

ALLOCATION OF ALLOWANCE FOR PROBABLE LOAN LOSSES

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate	$2,734	72.92%	$2,487	65.3%	$1,815	60.7%	$1,587	55.2%	$1,660	57.6%
Installment loans	134	3.03%	82	4.1%	128	6.0%	192	6.4%	154	7.2%
Credit cards and related plans	165	1.51%	162	1.6%	137	1.8%	142	2.1%	170	2.3%
Commercial and all other loans	1,196	22.54%	777	29.0%	818	31.5%	809	36.3%	686	32.9%

Total allocated	4,229	100.0%	3,508	100.0%	2,898	100.0%	2,730	100.0%	2,670	100.0%
Unallocated	71		42		252		120		130

Total	$4,300		$3,550		$3,150		$2,850		$2,800

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

Table 14.

LOAN LOSS AND RECOVERY EXPERIENCE

	Year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Total loans outstanding at end of year—gross	$329,530	$281,581	$227,883	$188,861	$172,966

Average loans outstanding—gross	312,082	254,830	205,272	183,612	161,356

Allowance for probable loan losses at beginning of year	$3,550	$3,150	$2,850	$2,800	$2,700
Loans charged off:
Real estate	6	—	—	136	6
Installment loans	103	200	134	83	45
Credit cards and related plans	38	39	123	124	72
Commercial and all other loans	34	111	188	103	114

Total charge-offs	181	350	445	446	237

Recoveries of loans previously charged off:
Real estate	—	14	1	25	2
Installment loans	50	43	21	14	23
Credit cards and related plans	15	18	24	15	31
Commercial and all other loans	62	37	59	3	39

Total recoveries	127	112	105	57	95
Net charge offs	54	238	340	389	142
Provision for probable loan losses	804	638	640	439	242

Allowance for probable loan losses at end of year	$4,300	$3,550	$3,150	$2,850	$2,800

RATIOS
Net charge offs during year to average loans outstanding	0.02%	0.09%	0.17%	0.21%	0.09%
Net charge offs during year to loans at year-end	0.02%	0.08%	0.15%	0.21%	0.08%
Allowance for probable loan losses to average loans	1.38%	1.39%	1.53%	1.55%	1.74%
Allowance for probable loan losses to loans at year-end	1.30%	1.26%	1.38%	1.51%	1.62%
Net charge offs to allowance for probable loan losses	1.26%	6.70%	10.79%	13.65%	5.07%
Net charge offs to provision for probable loan losses	6.72%	37.30%	53.13%	88.61%	58.68%

DEPOSITS

The average balance of deposits and interest rates thereon for the years ended December 31, 2004, 2003, and 2002 are summarized below.

Table 15.

AVERAGE DEPOSITS

	Year ended December 31,
	2004		2003		2002
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing demand deposits	$91,404	0.41%	$77,855	0.52%	$67,787	0.76%
Savings deposits	22,500	0.50%	18,596	0.54%	15,510	0.59%
Time deposits	199,757	1.90%	155,653	1.98%	131,217	2.82%

Total interest-bearing deposits	313,661	1.36%	252,104	1.43%	214,514	2.01%
Noninterest-bearing deposits	85,432		72,221		61,158

Total deposits	$399,093	1.07%	$324,325	1.11%	$275,672	1.56%

We have a stable base of time deposits that are principally certificates of deposits and individual retirement accounts obtained from individual customers. Deposits of certain local governments and municipal entities represented approximately 13.30% of our deposits at December 31, 2004. All such public funds are collateralized by investment securities. During 2003, we began using wholesale funding to augment our traditional sources of funding. We subscribe to an Internet bulletin board to advertise our deposit rates which were used to generate $37,769,000 in certificates of deposit. We also used a brokerage firm for an additional $9.8 million certificate of deposit.

As of December 31, 2004, we held approximately $79,490,000 in time deposits of $100,000 or more of individuals, local governments or municipal entities and $16,500,000 of wholesale deposits $100,000 or more. Non-brokered time deposits less than $100,000 was approximately $69,107,000. The following table is a maturity schedule of time deposits as of December 31, 2004.

Table 16.

TIME DEPOSIT MATURITY SCHEDULE

	3 Months or Less	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
	(dollars in thousands)
Time certificates of deposit of $100,000 or more	$38,218	$19,612	$17,984	$3,676	$79,490
Time certificates of deposit less than $100,000	26,687	18,575	15,820	8,025	69,107
Wholesale time certificates of deposit	12,904	11,308	21,740	12,265	58,217

Total time deposits	$77,809	$49,495	$55,544	$23,966	$206,814

RETURN ON ASSETS AND EQUITY

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

Table 17.

RETURN ON ASSETS AND EQUITY

	Year ended December 31,
(Averages)	2004	2003	2002
Return on assets	0.68%	0.95%	1.05%
Return on equity	10.11%	12.97%	12.77%
Dividend payout	35.63%	25.91%	23.53%
Shareholders’ equity to assets	6.70%	7.35%	8.18%

Table 18.

MARKET PRICE OF COMMON STOCK AND DIVIDENDS

The following table sets forth the high and low published prices of the our common stock as reported on the Nasdaq SmallCap Market during each quarterly period during 2004 and 2003 and the quarterly per share cash dividend declared by Bancorp.

Quarter	High	Low	Dividends Declared
2004
Fourth	$30.50	$28.00	$0.1425
Third	30.00	27.00	0.1425
Second	31.95	27.50	0.1425
First	32.99	27.00	0.1425
2003
Fourth	$28.75	$22.75	$0.1250
Third	24.00	21.77	0.1250
Second	23.50	19.12	0.1250
First	21.73	16.30	0.1250

The following table sets forth our contractual payment obligations as of December 31, 2004.

Table 19.

CONTRACTUAL OBLIGATIONS

	Payments Due
Contractual Obligations	1 year or less	2-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
Long-term obligations	$—	$16,000	$—	$15,310	$31,310
Short-term borrowings	23,007	—	—	—	23,007
Operating leases	463	897	501	1,712	3,573
Deposits	387,166	14,167	9,800	—	411,133

Total contractual obligations	$410,636	$31,064	$10,301	$17,022	$469,023

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. The dollar amount of commitments as of December 31, 2004, are set forth in the following table.

Table 20.

COMMERCIAL COMMITMENTS

	Amount of Commitment Expiration per Period
Commercial Commitments	1 year or less	2-3 years	4-5 years	After 5 years	Total
	(dollars in thousands)
Loan commitments and lines of credit	$43,958	$13,299	$3,623	$26,859	$87,739
Standby letters of credit	996	—	—	—	996

Total commercial commitments	$44,954	$13,299	$3,623	$26,859	$88,735

CONSOLIDATED FIVE YEAR FINANCIAL SUMMARY

ECB Bancorp, Inc. and Subsidiary

	2004	2003	2002	2001	2000
ASSETS AND LIABILITIES
Securities:	$112,321,137	$101,820,909	$120,316,725	$81,531,173	$64,776,683
Taxable	81,447,934	75,388,351	99,787,693	65,223,908	51,246,305
Tax exempt	30,873,203	26,432,558	20,529,032	16,307,265	13,530,378
Loans	329,530,355	281,581,346	227,882,860	188,861,167	172,965,645
Allowance for probable loan losses	4,300,000	3,550,000	3,150,000	2,850,000	2,800,000
Assets	501,889,830	434,964,009	386,304,649	311,496,489	268,388,353
Deposits:	411,132,959	352,933,768	301,261,277	268,466,621	236,241,497
Demand	181,140,072	161,081,644	138,139,444	120,461,779	108,323,266
Savings and time	229,992,887	191,852,124	163,121,833	148,004,842	127,918,231
Shareholders’ equity	32,077,213	30,642,265	29,638,245	25,525,925	23,943,002
OPERATING SUMMARY
Interest income:
Interest and fees on loans	$18,201,643	$15,849,547	$14,471,301	$15,387,869	$14,900,352
Interest on securities	4,467,885	4,565,474	4,800,449	4,020,816	3,821,533
Interest on federal funds sold	73,047	61,766	99,940	352,670	279,976

Total interest income	22,742,575	20,476,787	19,371,690	19,761,355	19,001,861

Interest expense:
Interest on deposits	4,272,598	3,593,919	4,309,628	7,312,976	7,003,566
Interest on short-term borrowings	242,752	261,673	96,958	99,434	179,448
Interest on long-term obligations	1,404,995	1,391,016	929,074	228,006	144,290

Total Interest Expense	5,920,345	5,246,608	5,335,660	7,640,416	7,327,304

Net Interest income	16,822,230	15,230,179	14,036,030	12,120,939	11,674,557
Provision for probable loan losses	803,734	637,911	640,011	439,116	242,112
Noninterest Income	4,801,509	5,464,466	4,470,876	3,428,289	2,263,865
Noninterest expenses	15,515,211	14,451,106	12,974,737	11,615,809	10,394,432

Income before income taxes	5,304,794	5,605,628	4,892,158	3,494,303	3,301,878

Income taxes	2,025,000	1,700,000	1,404,000	925,000	935,000

Net income	$3,279,794	$3,905,628	$3,488,158	$2,569,303	$2,366,878

Weighted average shares outstanding—basic	2,016,680	2,022,264	2,052,603	2,059,999	2,098,490
Weighted average shares outstanding—diluted	2,044,201	2,045,263	2,064,930	2,064,690	2,101,488
Net income per share—basic	$1.63	$1.93	$1.70	$1.25	$1.13
Net income per share—diluted	$1.60	$1.91	$1.69	$1.24	$1.13

See accompanying Notes to Consolidated Financial Statements.

FINANCIAL HIGHLIGHTS

ECB Bancorp, Inc. and Subsidiary

	2004	2003	Percent Change
For the year:
Total revenues	$27,544,084	$25,941,253	6.2%
Interest and noninterest expenses	24,264,290	22,035,625	10.1%
Net income	3,279,794	3,905,628	-16.0%
Per share—basic	$1.63	$1.93	-15.8%
Per share—diluted	$1.60	$1.91	-16.0%
Cash dividends declared	1,162,170	1,018,971	14.1%
Per share	$0.57	$0.50	14.0%
Weighted average shares outstanding—basic	2,016,680	2,022,264	-0.3%
Weighted average shares outstanding—diluted	2,044,201	2,045,263	-0.1%

At year-end:
Assets	$501,889,830	$434,964,009	15.4%
Earning assets	441,851,492	383,402,255	15.2%
Loans	329,530,355	281,581,346	17.0%
Investment securities	112,321,137	101,820,909	10.3%
Allowance for probable loan loss	4,300,000	3,550,000	21.1%
Deposits	411,132,959	352,933,768	16.5%
Shareholders’ equity	32,077,213	30,642,265	4.7%
Book value per share	$15.74	$15.04	4.7%

Averages:
Assets	$484,161,000	$410,097,000	18.1%
Earning assets	433,806,000	371,001,000	16.9%
Loans	311,806,000	254,576,000	22.5%
Deposits	399,093,000	324,009,000	23.2%
Shareholders’ equity	32,444,000	30,124,000	7.7%

See accompanying Notes to Consolidated Financial Statements.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS

ECB BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 22, 2005

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ECB Bancorp, Inc. and Subsidiary

	December 31,
	2004	2003
ASSETS
Non-interest bearing deposits and cash	$28,263,268	$27,384,112

Total cash and cash equivalents	28,263,268	27,384,112

Investment securities available-for-sale, at fair value (cost of $112,787,121 and $101,428,313 at December 31, 2004 and 2003, respectively)	112,321,137	101,820,909
Loans	329,530,355	281,581,346
Allowance for probable loan losses	(4,300,000)	(3,550,000)

Loans, net	325,230,355	278,031,346

Real estate and repossessions acquired in settlement of loans, net	34,500	254,000
Federal Home Loan Bank common stock, at cost	1,946,500	1,100,000
Bank premises and equipment, net	16,939,045	11,880,400
Accrued interest receivable	2,758,558	2,623,464
Other assets	14,396,467	11,869,778

Total	$501,889,830	$434,964,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, noninterest bearing	$86,215,997	$79,660,488
Demand, interest bearing	94,924,075	81,421,156
Savings	23,178,796	21,295,920
Time	206,814,091	170,556,204

Total deposits	411,132,959	352,933,768

Accrued interest payable	970,081	694,004
Short-term borrowings	23,006,740	18,299,409
Long-term obligations	31,310,000	29,310,000
Other liabilities	3,392,837	3,084,563

Total liabilities	469,812,617	404,321,744

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,038,242 and 2,037,929 in 2004 and 2003, respectively.	7,133,848	7,132,752
Capital surplus	5,360,003	5,359,978
Retained earnings	20,176,100	18,058,476
Deferred compensation—restricted stock	(306,157)	(150,388)
Accumulated other comprehensive income (loss)	(286,581)	241,447

Total shareholders’ equity	32,077,213	30,642,265

Total	$501,889,830	$434,964,009

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

ECB Bancorp, Inc. and Subsidiary

	Years Ended December 31,
	2004	2003	2002
INTEREST INCOME:
Interest and fees on loans	$18,201,643	$15,849,547	$14,471,301
Interest on investment securities:
Interest exempt from federal income taxes	1,081,083	809,793	725,152
Taxable interest income	3,251,830	3,540,446	3,827,196
Dividend income	90,695	158,775	211,439
FHLB stock dividends	44,277	56,460	99,940
Interest on federal funds sold	73,047	61,766	36,662

Total interest income	22,742,575	20,476,787	19,371,690

INTEREST EXPENSE:
Deposits:
Demand accounts	373,528	408,727	518,062
Savings	113,214	100,278	91,746
Time	3,785,856	3,084,914	3,699,820
Short-term borrowings	242,752	261,673	96,958
Long-term obligations	1,404,995	1,391,016	929,074

Total interest expense	5,920,345	5,246,608	5,335,660

Net interest income	16,822,230	15,230,179	14,036,030
Provision for probable loan losses	803,734	637,911	640,011

Net interest income after provision for probable loan losses	16,018,496	14,592,268	13,396,019

NON-INTEREST INCOME:
Service charges on deposit accounts	3,386,809	3,365,083	2,792,739
Other service charges and fees	1,692,494	1,627,013	1,269,656
Net gain on sale of securities	308,176	135,952	80,485
Impairment charge on investments	(1,388,275)	—	—
Income from bank owned life insurance	288,297	246,300	269,156
Other operating income	514,008	90,118	58,840

Total non-interest income	4,801,509	5,464,466	4,470,876

NON-INTEREST EXPENSES:
Salaries	5,873,527	5,290,244	4,748,903
Retirement and other employee benefits	2,126,130	2,061,030	1,953,404
Occupancy	1,301,242	1,265,624	1,001,807
Equipment	1,695,632	1,459,074	1,372,383
Professional fees	316,297	343,291	314,902
Supplies	328,871	337,133	294,165
Telephone	389,298	480,337	313,222
Postage	237,928	212,815	212,578
Other operating expenses	3,246,286	3,001,558	2,763,373

Total non-interest expenses	15,515,211	14,451,106	12,974,737

Income before income taxes	5,304,794	5,605,628	4,892,158
Income taxes	2,025,000	1,700,000	1,404,000

Net income	$3,279,794	$3,905,628	$3,488,158

Net income per share—basic	$1.63	$1.93	$1.70

Net income per share—diluted	$1.60	$1.91	$1.69

Weighted average shares outstanding—basic	2,016,680	2,022,264	2,052,603

Weighted average shares outstanding—diluted	2,044,201	2,045,263	2,064,930

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

ECB Bancorp, Inc. and Subsidiary

	Common Stock		Capital surplus	Retained earnings	Deferred compensation – restricted stock	Accumulated other comprehensive income (loss)	Comprehensive income	Total
	Number	Amount
Balance at December 31, 2001	2,065,891	$7,230,619	$5,762,477	$12,507,403	$(75,896)	$101,322		$25,525,925

Unrealized gains, net of income taxes of $1,169,293	—	—	—	—	—	1,867,513	$1,867,513	1,867,513
Net income	—	—	—	3,488,158	—	—	3,488,158	3,488,158

Total comprehensive income							$5,355,671

Deferred compensation—restricted stock issuance	—	—	—	—	—	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	23,328	—		23,328
Repurchase of common stock	(25,875)	(90,562)	(352,375)	—	—	—		(442,937)
Cash dividends ($.40 per share)	—	—	—	(823,742)	—	—		(823,742)

Balance at December 31, 2002	2,040,016	$7,140,057	$5,410,102	$15,171,819	$(52,568)	$1,968,835		$29,638,245

Unrealized losses, net of income tax benefit of $1,081,372	—	—	—	—	—	(1,727,388)	$(1,727,388)	(1,727,388)
Net income	—	—	—	3,905,628	—		3,905,628	3,905,628

Total comprehensive income							$2,178,240

Deferred compensation—restricted stock issuance	8,413	29,445	121,989	—	(151,434)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	53,614	—		53,614
Repurchase of common stock	(10,500)	(36,750)	(172,113)	—	—	—		(208,863)
Cash dividends ($.50 per share)	—	—	—	(1,018,971)	—	—		(1,018,971)

Balance at December 31, 2003	2,037,929	$7,132,752	$5,359,978	$18,058,476	$(150,388)	$241,447		$30,642,265

Unrealized losses, net of income tax benefit of $330,553	—	—	—	—	—	(528,028)	$(528,028)	(528,028)
Net income	—	—	—	3,279,794	—		3,279,794	3,279,794

Total comprehensive income							$2,751,766

Deferred compensation—restricted stock issuance	8,913	31,196	222,825	—	(254,021)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	98,252	—		98,252
Repurchase of common stock	(8,600)	(30,100)	(222,800)	—	—	—		(252,900)
Cash dividends ($.57 per share)	—	—	—	(1,162,170)	—	—		(1,162,170)

Balance December 31, 2004	2,038,242	$7,133,848	$5,360,003	$20,176,100	$(306,157)	$(286,581)		$32,077,213

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ECB Bancorp, Inc. and Subsidiary

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,279,794	$3,905,628	$3,488,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	994,429	1,041,154	826,231
Amortization (accretion) of investment securities, net	345,033	483,029	95,301
Provision for probable loan losses	803,734	637,911	640,011
Deferred income taxes	(326,000)	(297,000)	(242,000)
Gain on sale of securities	(308,176)	(135,952)	(80,485)
Impairment charge on investments	1,388,275	—	—
Loss (gain) on sale of real estate acquired in settlement of loans	61,445	4,820	(74)
Loss on disposal of premises and equipment	15,972	(992)	(1,587)
Deferred compensation—restricted stock	98,252	53,614	23,328
(Increase) decrease in accrued interest receivable	(135,094)	(302,500)	65,972
(Increase) decrease in other assets	(2,200,689)	(3,282,832)	(1,387,689)
Decrease in accrued interest payable	276,077	(35,144)	(246,854)
Increase in other liabilities, net	603,122	1,660,344	100,755

Net cash provided by operating activities	4,896,174	3,732,080	3,281,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities classified as available-for-sale	23,115,110	17,812,453	18,169,100
Proceeds from maturities of investment securities classified as available-for-sale	23,634,394	49,599,613	17,746,250
Purchases of investment securities classified as available-for-sale	(59,533,446)	(52,072,087)	(71,678,909)
Redemption (purchase) of Federal Home Loan Bank common stock	(846,500)	327,500	(794,700)
Proceeds from disposal of premises and equipment	—	3,300	4,646
Purchases of premises and equipment	(6,069,046)	(4,308,035)	(1,237,008)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	158,055	—	144,880
Net increase in loans	(48,002,743)	(53,939,397)	(39,361,704)

Net cash used by investing activities	(67,544,176)	(42,576,653)	(77,007,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	58,199,191	51,672,491	32,794,656
Net (decrease) increase in short-term borrowings	4,707,331	(1,921,718)	15,101,915
Proceeds from (repayment of) long-term obligations	2,000,000	(2,690,000)	22,000,000
Dividends paid	(1,126,464)	(968,231)	(805,670)
Repurchase of common stock	(252,900)	(208,863)	(442,937)

Net cash provided by financing activities	63,527,158	45,883,679	68,647,964

Increase (decrease) in cash and cash equivalents	879,156	7,039,106	(5,078,414)
Cash and cash equivalents at beginning of period	27,384,112	20,345,006	25,423,420

Cash and cash equivalents at end of period	$28,263,268	$27,384,112	$20,345,006

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(528,028)	(1,727,388)	1,867,513

Cash dividends declared but not paid	$290,450	$254,743	$204,002

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

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

DECEMBER 31, 2004 and 2003

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

(H)    Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Loans with outstanding principal balances totaling $34,500 and $24,000 were foreclosed on during the years ended December 31, 2004 and 2003, respectively. There were no such foreclosures in 2002.

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provides the Company with the ability to draw $100.3 million and $86.0 million of advances from the FHLB during 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had advances totaling $24 million and $22 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2004 and 2003, the Company owned 19,465 and 11,000 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost.

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

Since its organization, the Company had treated the Trust as our consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities have been included in our consolidated financial statements. However, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46 Revised (“FIN 46”). We deconsolidated the Trust as of December 31, 2003. The deconsolidation of trust preferred securities did not have a material effect on our consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

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

Stock options of 8,100 shares were granted in 2002. There were no options granted in 2004 or 2003. The per share weighted-average fair value of options granted during 2002 was $2.63 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2002
Expected dividend yield	3.0%
Risk-free interest rate	4.8%
Expected life (in years)	6
Expected volatility	20%

Restricted stock of 8,913 shares and 8,413 shares was awarded in 2004 and 2003, respectively, resulting in an increase to deferred compensation-restricted stock of $254,021 in 2004 and $151,434 in 2003.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$3,279,794	$3,905,628	3,488,158
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,585)	(9,187)	(8,719)

Proforma net income	$3,273,209	$3,896,441	3,479,439

Earnings per share:
Basic—as reported	$1.63	$1.93	1.70

Basic—proforma	1.62	1.93	1.70

Diluted—as reported	1.60	1.91	1.69

Diluted—proforma	1.60	1.91	1.69

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(O)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Diluted weighted average shares outstanding increased by 12,712, 11,012, and 5,943 shares for 2004, 2003 and 2002, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. During 2004, 2003 and 2002, diluted weighted average shares outstanding increased by 14,809, 11,987, and 6,384, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Year ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,279,794	2,016,680	$1.63

Effect of dilutive securities	—	27,521

Diluted net income per share	$3,279,794	2,044,201	$1.60

	Year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,905,628	2,022,264	$1.93

Effect of dilutive securities	—	22,999

Diluted net income per share	$3,905,628	2,045,263	$1.91

	Year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,488,158	2,052,603	$1.70

Effect of dilutive securities	—	12,327

Diluted net income per share	$3,488,158	2,064,930	$1.69

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

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

	2004	2003	2002
Unrealized (losses) gains arising during the period	$(550,406)	$(2,672,808)	3,117,291
Tax benefit (expense)	211,906	1,028,963	(1,200,283)
Reclassification to realized (gains) losses	(308,176)	(135,952)	(80,485)
Tax expense (benefit)	118,648	52,409	30,990

Other comprehensive income (loss)	$(528,028)	$(1,727,388)	1,867,513

(Q)    Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(R)    New Accounting Pronouncements

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have a material impact on the consolidated financial statements. The disclosure requirements of Statement 132 (revised) are contained in Notes to the financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, the Company

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were deconsolidated and the debt issued to the trust was recorded in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, the adoption of SAB 105 did not have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of December 31, 2004, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

At December 31, 2004, the Bank owns $4,276,725 of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, we concluded that the unrealized losses were other-than-temporary. The Company’s conclusion considered the duration and the severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. The reclassification of these securities to other-than-temporary impairment resulted in a mark-to-market impairment charge of $1,388,275.

On May 19, 2004, the FASB released FASB Staff Position (FSP) FAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a subsidy for employers that sponsor postretirement health care plans that provide prescription drug benefits. The net periodic postretirement benefit cost disclosed does not reflect any amount associated with the subsidy because the Company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Securities of other U.S. government agencies and corporations	$10,975,422	21,778	(34,300)	10,962,900
Obligations of states and political subdivisions	30,873,203	502,136	(341,616)	31,033,723
Mortgage-backed securities	66,661,771	129,233	(743,215)	66,047,789
Preferred stock	4,276,725	—	—	4,276,725

	$112,787,121	653,147	(1,119,131)	112,321,137

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Securities of other U.S. government agencies and corporations	$17,480,323	161,752	(16,560)	17,625,515
Obligations of states and political subdivisions	25,565,217	906,051	(38,710)	26,432,558
Mortgage-backed securities	52,717,773	586,804	(594,799)	52,709,778
Preferred stock	5,665,000	—	(611,942)	5,053,058

	$101,428,313	1,654,607	(1,262,011)	101,820,909

Gross realized gains and losses on sales of securities for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Gross realized gains	$358,188	$190,053	81,757
Gross realized losses	(50,012)	(54,101)	(1,272)

Net realized gains	$308,176	$135,952	80,485

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

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Securities of other U.S. government agencies and corporations	$3,986,100	13,900	979,600	20,400	4,965,700	34,300
Obligations of states and political subdivisions	8,147,560	323,820	1,292,704	17,796	9,440,264	341,616
Mortgage-backed securities	34,187,703	413,139	15,900,548	330,076	50,088,251	743,215

Total	$46,321,363	750,859	18,172,852	368,272	64,494,215	1,119,131

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

As of December 31, 2004, management has concluded that the unrealized losses above (which consisted of 177 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include one US government obligation, one municipal obligation and nine mortgage-backed securities. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

Not included in the 2004 amount above was an other-than-temporary impairment charge of $1,388,275 on FNMA and FHLMC preferred stock. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, we concluded that the unrealized losses were other-than-temporary. The Company’s conclusion considered the duration and the severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2004, by remaining contractual maturity are as follows:

	Amortized cost	Fair value
Securities of other U.S. government agencies and corporations:
Due in one year or less	$—	—
Due in one year through five years	10,975,422	10,962,900
Due after five through ten years	—	—
Obligations of states and political subdivisions:
Due in one year or less	520,843	523,007
Due in one year through five years	4,979,457	5,100,410
Due after five through ten years	9,993,364	10,181,391
Due after ten years	15,379,539	15,228,915
Mortgage-backed securities:
Due in one year through five years	624,216	613,664
Due after five through ten years	8,950,170	8,789,403
Due after ten years	57,087,385	56,644,722
Preferred stock	4,276,725	4,276,725

Total securities	$112,787,121	112,321,137

Securities with an amortized cost of $91,635,726 at December 31, 2004 are pledged as collateral for deposits. Of this total, $19,921,162 are pledged as collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(3)    LOANS

Loans at December 31, 2004 and 2003 classified by type, are as follows:

	2004	2003
Real estate loans:
Construction	$36,981,863	$24,118,578
Secured by farmland	21,588,063	18,294,244
Secured by residential properties	35,859,849	39,294,379
Secured by nonfarm, nonresidential properties	146,565,757	102,140,713
Consumer installment	9,996,319	11,568,599
Credit cards and related plans	4,988,542	4,535,416
Commercial and all other loans:
Commercial and industrial	47,738,841	56,199,958
Loans to finance agricultural production	14,917,013	17,350,383
All other loans	11,590,409	8,623,261

	330,226,656	282,125,531
Less deferred fees and costs, net	696,301	544,185

	$329,530,355	$281,581,346

Included in the above:
Nonaccrual loans	$66,031	$147,017
Restructured loans	37,054	43,081

At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $0. The average recorded investment in impaired loans during the year ended December 31, 2004 was $27,516. For the year ended December 31, 2004, the Company recognized no interest income on impaired loans.

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

At December 31, 2004 and 2003, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $35,860,000 and $39,294,000, respectively.

Loans of approximately $19,921,000 at December 31, 2004 are pledged as eligible collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(4)    ALLOWANCE FOR PROBABLE LOAN LOSSES

An analysis of the allowance for probable loan losses for the years ended December 31, 2004, 2003 and 2002 follows:

	December 31,
	2004	2003	2002
Beginning balance	$3,550,000	$3,150,000	2,850,000
Provision for probable loan losses	803,734	637,911	640,011
Recoveries	127,456	111,644	105,475
Loans charged off	(181,190)	(349,555)	(445,486)

Ending balance	$4,300,000	$3,550,000	3,150,000

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2004 and 2003 are as follows:

	Cost	Accumulated depreciation	Undepreciated cost
December 31, 2004:
Land	$5,422,210	—	5,422,210
Land improvements	256,524	204,581	51,943
Buildings	12,270,515	2,686,118	9,584,397
Furniture and equipment	6,331,340	4,450,845	1,880,495

Total	$24,280,589	7,341,544	16,939,045

December 31, 2003:
Land	$3,201,072	—	3,201,072
Land improvements	265,055	185,505	79,550
Buildings	9,358,848	2,492,396	6,866,452
Furniture and equipment	5,683,931	3,950,605	1,733,326

Total	$18,508,906	6,628,506	11,880,400

(6)    INCOME TAXES

The components of income tax expense are as follows:

	Current	Deferred	Total
Year ended December 31, 2004:
Federal	$1,926,000	(264,000)	1,662,000
State	425,000	(62,000)	363,000

	$2,351,000	(326,000)	2,025,000

Year ended December 31, 2003:
Federal	$1,661,000	(244,000)	1,417,000
State	336,000	(53,000)	283,000

	$1,997,000	(297,000)	1,700,000

Year ended December 31, 2002:
Federal	$1,381,000	(201,000)	1,180,000
State	265,000	(41,000)	224,000

	$1,646,000	(242,000)	1,404,000

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

Total income tax expense was greater than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows:

	Years ended December 31,
	2004	2003	2002
Income taxes at statutory rate	$1,804,000	$1,906,000	1,663,000
Increase (decrease) resulting from:
Effect of non-taxable interest income	(396,000)	(440,000)	(417,000)
Increase in valuation allowance	534,000	—	—
Bank owned life insurance	(98,000)	—	—
State taxes, net of federal benefit	178,000	186,000	148,000
Other, net	3,000	48,000	10,000

Applicable income taxes	$2,025,000	$1,700,000	1,404,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Allowance for probable loan losses	$1,403,000	$1,114,000
Unrealized loss associated with FNMA and FHLMC preferred stock	535,000	—
Postretirement benefits	236,000	230,500
State economic loss carryforwards	1,500	1,500
Unrealized losses on securities available for sale	179,000	—
Other	601,000	427,500

Total gross deferred tax assets	$2,955,500	$1,773,500
Valuation allowance	(534,000)	—

Total net deferred tax assets	2,421,500	1,773,500

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	455,000	387,000
Unrealized gains on securities available for sale	—	151,000
Other	310,000	228,500

Total gross deferred tax liabilities	765,000	766,500

Net deferred tax asset (liability)	$1,656,500	$1,007,000

The valuation allowance for deferred tax assets was $534,486 and $0 for the years ended December 31, 2004 and 2003, respectively. The valuation allowance required at December 31, 2004 was for certain unrealized capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them. Currently, the Company does not have capital gains and there are no plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset. Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

Income taxes paid during each of the three years ended December 31, 2004, 2003, and 2002 were $1,732,331, $2,201,740, and $1,692,500, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2004 and 2003 are summarized as follows:

	2004	WAR	2003	WAR
Sweep accounts	$1,621,740	0.50%	$1,829,409	0.50%
Advances from FHLB	3,000,000	3.03%	3,000,000	2.52%
Federal Funds Purchased	8,975,000	2.30%	—	—
Repurchase agreements	9,410,000	2.60%	13,470,000	1.40%

Total short-term borrowings	23,006,740	2.39%	18,299,409	1.49%

Junior subordinated debentures	10,310,000	6.00%	10,310,000	4.62%
Advances from FHLB	21,000,000	3.95%	19,000,000	4.30%

Total long-term obligations	31,310,000	4.63%	29,310,000	4.41%

Total borrowed funds	$54,316,740	3.68%	$47,609,409	3.29%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2004, was $17,206,929. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $19,314,471 of investment securities held as collateral by the FHLB on advances as of December 31, 2004. The maximum month end balances were $27,000,000, $25,000,000 and $25,000,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Annual principal maturities of Federal Home Loan Bank advances for the years subsequent to December 31, 2004 are as follows:

2005	$3,000,000
2006	13,000,000
2007	3,000,000
2011	5,000,000

$24,000,000

The Company has Junior Subordinated Debentures outstanding of $10.3 million which bear interest at 3.45% over the 3-month LIBOR rate, payable quarterly. The interest rate at December 31, 2004 was 6.00%. ECB Bancorp may redeem the trust preferred securities in whole or in part on or about June 26, 2007. The trust preferred securities mature on June 26, 2032.

The Company enters into agreements with customers to transfer excess funds in demand accounts into repurchase agreements. Under the repurchase agreement, the Company sells the customer an interest in securities that are direct obligations of the United States Government. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 125 basis points and has a floor of 50 basis points.

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $210,313, $189,707 and $177,681 in 2004, 2003 and 2002, respectively. The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

The following tables provide information relating to the Company’s postretirement benefit plan:

	2004	2003
Reconciliation of benefit obligation
Net benefit obligation, January 1	$609,114	$583,419
Service cost	6,357	8,951
Interest cost	42,608	42,541
Amortization of (gain) loss	4,286	(214)
Plan amendment	(45,125)	(52,646)
Actuarial loss	117,611	153,661
Benefits paid	(26,996)	(25,583)

Net benefit obligation, December 31	707,855	710,129

Fair value of plan assets	—	—
Funded status
Funded status, December 31	707,855	710,129
Unrecognized prior service cost	45,125	52,646
Unrecognized actuarial loss	(117,611)	(153,661)

Net amount recognized, included in other liabilities	$635,369	$609,114

Net periodic postretirement benefit cost for 2004, 2003 and 2002 includes the following components:

	2004	2003	2002
Service cost	$6,357	$8,951	6,640
Interest cost	42,608	42,541	36,448
Amortization of (gain) loss	4,286	(214)	(3,749)

Net periodic postretirement benefit cost	$53,251	$51,278	39,339

The following table presents assumptions relating to the plan at December 31, 2004 and 2003:

	2004	2003
Discount rate in determining benefit obligation	6.0%	6.0%
Annual health care cost trend rate	8.0%	8.0%
Ultimate medical trend rate	8.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	14.5%	14.5%
Benefit obligation	13.3%	13.2%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(12.0)%	(12.0)%
Benefit obligation	(11.1)%	(11.0)%

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(9)    STOCK OPTION PLAN

A summary of the status of stock options as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

	2004		2003		2002
	Number	Weighted average option price	Number	Weighted average option price	Number	Weighted average option price
Options outstanding, beginning of year	25,302	$11.92	25,302	$11.92	17,202	$11.29
Granted	—	—	—	—	8,100	13.25
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Options outstanding, end of year	25,302	$11.92	25,302	$11.92	25,302	$11.92

The following table summarizes information about the stock options outstanding at December 31, 2004:

	2004
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2004	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2004	Weighted- average exercise price
$10.00	8,358	5.1	5,570	$10.00
$12.50	8,844	3.4	8,844	12.50
$13.25	8,100	7.0	—	—

	25,302	5.1	14,414	$11.53

The following table summarizes information about the stock options outstanding at December 31, 2003:

	2003
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2003	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2003	Weighted- average exercise price
$10.00	8,358	6.1	2,786	$10.00
$12.50	8,844	4.4	8,844	12.50
$13.25	8,100	8.0	—	—

	25,302	6.1	11,630	$11.90

The following table summarizes information about the stock options outstanding at December 31, 2002:

	2002
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2002	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2002	Weighted- average exercise price
$10.00	8,358	7.1	—	—
$12.50	8,844	5.4	5,896	$12.50
$13.25	8,100	9.0	—	—

	25,302	7.1	5,896	$12.50

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(10)    DEPOSITS

At December 31, 2004 and 2003, certificates of deposit of $100,000 or more amounted to approximately $95,990,000 and $78,338,000, respectively.

Time deposit accounts as of December 31, 2004, mature in the following years and amounts: 2005—$182,848,000; 2006—$11,305,000; 2007—$2,862,000; 2008—$4,413,000; and 2009—$5,387,000.

For the years ended December 31, 2004, 2003 and 2002, interest expense on certificates of deposit of $100,000 or more amounted to approximately $1,586,000, $1,188,000 and $1,719,000, respectively.

The Company made interest payments on deposits and borrowings of $5,644,000, $5,282,000 and $5,583,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

(11)    LEASES

The Company has several noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2004, 2003 and 2002 was $599,829, $524,412 and $179,756, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows:

Year ending December 31,
2005	$463,039
2006	453,550
2007	443,417
2008	336,333
2009	164,872
Thereafter	1,711,563

Total minimum lease payments	$3,572,774

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are noninterest-bearing, were approximately $8,671,000 at December 31, 2004.

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $87,739,000, standby letters of credit of $996,000 and $950,000 of unfunded commitments, included in other liabilities, with two Small Business Administration backed venture and debt investment groups (SBIC’s) at December 31, 2004.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003:

	2004		2003
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Non-interest bearing deposits and cash	$28,263,000	$28,263,000	$27,384,000	$27,384,000
Investment securities	112,321,000	112,321,000	101,821,000	101,821,000
FHLB stock	1,947,000	1,947,000	1,100,000	1,100,000
Accrued interest receivable	2,759,000	2,759,000	2,623,000	2,623,000
Net loans	325,230,000	323,319,000	278,031,000	278,959,000
Financial liabilities:
Deposits	411,133,000	410,247,000	352,934,000	352,981,000
Short-term borrowings	23,007,000	23,007,000	18,299,000	18,299,000
Accrued interest payable	970,000	970,000	694,000	694,000
Long-term obligations	31,310,000	31,377,000	29,310,000	29,822,000

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

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

Quantitative measures established by the Federal Deposit Insurance Corporation (“FDIC”) to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. Management believes, as of December 31, 2004, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$46,387	11.82%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$42,087	10.73%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$42,087	8.32%	≥	4.00%	≥	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$43,065	12.34%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$39,515	11.32%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$39,515	9.25%	≥	4.00%	≥	5.00%

The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$46,973	11.96%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$42,673	10.86%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$42,673	8.43%	≥	3.00%	≥	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$43,661	12.52%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk Weighted Assets)	$39,801	11.41%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$39,801	9.31%	≥	3.00%	≥	5.00%

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 and 2003

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2004 and 2003, and the related condensed statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002 are as follows:

CONDENSED BALANCE SHEETS

	2004	2003
Assets
Receivable from subsidiary	$600,450	$564,743
Investment in subsidiaries	41,852,835	40,396,449
Other assets	275,917	285,950

Total assets	$42,729,202	$41,247,142

Liabilities and Shareholders’ Equity
Dividends payable	$290,450	$254,743
Accrued interest payable	51,539	40,134
Long-term obligations	10,310,000	10,310,000

Total liabilities	10,651,989	10,604,877

Total shareholders’ equity	32,077,213	30,642,265

Total liabilities and shareholders’ equity	$42,729,202	$41,247,142

CONDENSED STATEMENTS OF INCOME

	2004	2003	2002
Dividends from bank subsidiary	$1,281,112	$1,123,480	1,225,279
Equity in undistributed net income of subsidiaries	1,998,682	2,782,148	2,262,879

Net income	$3,279,794	$3,905,628	3,488,158

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$3,279,794	$3,905,628	3,488,158
Undistributed net income of subsidiaries	(1,998,682)	(2,782,148)	(2,262,879)
Deferred compensation—restricted stock	98,252	53,614	23,328

Net cash provided by operating activities	1,379,364	1,177,094	1,248,607

FINANCING ACTIVITIES:
Repurchase of common stock	(252,900)	(208,863)	(442,937)
Cash dividends paid	(1,126,464)	(968,231)	(805,670)

Net cash used in financing activities	(1,379,364)	(1,177,094)	(1,248,607)

Net change in cash	$—	$—	—

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

Loans at December 31, 2004 and 2003 include loans to officers and directors and their associates totaling approximately $868,000 and $1,064,000, respectively. During 2004, $256,000 in loans were disbursed to officers, directors and their associates and principal repayments of $452,000 were received on such loans.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 10, 2005, our Audit Committee appointed Dixon Hughes PLLC as our independent accountants to audit our consolidated financial statements for 2005. Dixon Hughes PLLC will replace KPMG LLP which audited our financial statements for 2004. Our relationship with KPMG LLP terminated on March 22, 2005, upon their completion of the audit of our 2004 consolidated financial statements and issuance of their report thereon. KPMG LLP has served as our independent accountants since 1993.

In connection with KPMG LLP’s audits of the two years ended December 31, 2004 and 2003, and through KPMG LLP’s completion of its audit for the fiscal year ended December 31, 2004 on March 22, 2005, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to KPMG LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

KPMG LLP’s audit reports on our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During 2004 and 2003, and through March 22, 2005, when the Audit Committee’s action dismissing KPMG LLP became effective, there have been no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K or any “consultations” with Dixon Hughes PLLC of a type requiring disclosure pursuant to Item 304(a)(2) of Regulation S-K.

Item 8A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on our evaluation, management, along with our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information

Not Applicable

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from pages 4 and 5 (under the caption “Proposal 1: Election of Directors”) and page 9 (under the caption “Executive Officers”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from page 6 (under the captions “Audit Committee—Function” and “—Members”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from page 3 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

Code of Ethics.    Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our Code of Ethics will be provided without charge to any person upon request. Requests for copies of our Code of Ethics should be sent by mail to our Corporate Secretary at ECB Bancorp, Inc., Post Office Box 337, Engelhard, NC 27824, or by telephone to 252 925-5501.

Procedures for Shareholder Recommendations to Nominating Committee.    Our Nominations Committee has adopted procedures to be followed by our shareholders who wish to recommend candidates to the Committee for its consideration in connection with its recommendation of director nominees to our Board of Directors. A copy of those procedures is attached as an exhibit to this Report.

Item 10.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from page 5 (under the caption “Director Compensation”) and pages 10 and 11 (under the caption “Executive Compensation”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

Item 11.    Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from pages 2 and 3 (under the caption “Beneficial Ownership of Securities”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2004, and under which shares of our Common Stock have been authorized for issuance.

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

Item 12.    Certain Relationships and Related Transactions

Information regarding transactions between us and our directors and executive officers is incorporated by reference from page 12 (under the caption “Transactions with Management”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

Item 13.    Exhibits.

Exhibits.    The following exhibits are filed or furnished with or incorporated by reference into this Report.

Exhibit Number	Description of Exhibit

3.1	Our Articles of Incorporation (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

4.1	Indenture dated as of June 26, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.2	Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among us, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.3	Guarantee Agreement dated as of June 26, 2002, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

10.1*	Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.2*	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to our 2001 Annual Report on Form 10-KSB)

10.3*	Agreement between William F. Plyler, II. and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.4*	Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.5*	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.6*	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.7*	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to our Registration Statement on Form S-8, Reg. No. 333-77689)

10.8*	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.9*	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.10*	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.11*	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.12*	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.13*	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.14*	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.15*	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.16	*	Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.17	*	Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.18	*	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.19	*	The East Carolina Bank Incentive Plan (filed herewith)

16		Letter from KPMG LLP (filed herewith)

21		List of our subsidiaries (filed herewith)

23		Consent of KPMG LLP (filed herewith)

31.1		Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2		Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32		Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1		Procedures for submission of recommendations by Shareholders to the Nominations Committee of ECB Bancorp, Inc. (filed herewith)

99.2		Our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting (being filed separately)

*	Asterisks denote a management contract or compensatory plan or arrangement.

Item 14.    Principal Accountant Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from pages 13 and 14 (under the caption “Services and Fees During 2003 and 2004”) of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 22 , 2005	ECB BANCORP, INC.

By:
/s/ ARTHUR H. KEENEY III
Arthur H. Keeney III President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. KEENEY III Arthur H. Keeney III	President and Chief Executive Officer (principal executive officer)	March 22, 2005

/s/ GARY M. ADAMS Gary M. Adams	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 22, 2005

/s/ GEORGE T. DAVIS, JR. George T. Davis, Jr.	Vice Chairman	March 22, 2005

/s/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 22, 2005

/s/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 22, 2005

/s/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 22, 2005

/s/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 22, 2005

/s/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 22, 2005

/s/ RAY M. SPENCER Ray M. Spencer	Director	March 22, 2005

/s/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 22, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Our Articles of Incorporation (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

3.2	Our Bylaws (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

4.1	Indenture dated as of June 26, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.2	Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among us, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

4.3	Guarantee Agreement dated as of June 26, 2002, between us and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to our June 30, 2002, Quarterly Report on Form 10-QSB)

10.1	Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibits to our Registration Statement on Form SB-2,

10.2	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to our 2001 Annual Report on Form 10-KSB)

10.3	Agreement between William F. Plyler, II and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.4	Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.5	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.6	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Reg. No. 333-61839)

10.7	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to our Registration Statement on Form S-8, Reg. No. 333-77689)

10.8	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.9	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.10	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.11	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.12	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.13	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.14	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.15	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to our 2002 Annual Report on Form 10-KSB)

10.16	Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit Number	Description of Exhibit

10.17	Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.18	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to our March 31, 2002, Quarterly Report on Form 10-QSB)

10.19	The East Carolina Bank Incentive Plan (filed herewith)

16	Letter from KPMG LLP (filed herewith)

21	List of our subsidiaries (filed herewith)

23	Consent of KPMG LLP (filed herewith)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Procedures for submission of recommendations by Shareholders to the Nominations Committee of ECB Bancorp, Inc. (filed herewith)

99.2	Our definitive Proxy Statement dated March 22, 2004, as filed with the Securities and Exchange Commission (being filed separately)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO GARY M. ADAMS,

CHIEF FINANCIAL OFFICER, AT ECB BANCORP, INC., P.O. BOX 337, ENGELHARD,

NORTH CAROLINA 27824.