Form 10-Q
period 2005-03-31
ECB BANCORP INC
filed 2005-05-16
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2005 2,038,242 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-Q has 21 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$37,859,783	$28,263,268

Total cash and cash equivalents	37,859,783	28,263,268

Investment securities
Available-for-sale, at market value (cost of $110,873,983 and $112,787,121 at March 31, 2005 and December 31, 2004, respectively)	109,093,467	112,321,137

Loans	336,429,382	329,530,355
Allowance for probable loan losses	(4,380,495)	(4,300,000)

Loans, net	332,048,887	325,230,355

Real estate and repossessions acquired in settlement of loans, net	159,500	34,500
Federal Home Loan Bank common stock, at cost	2,082,700	1,946,500
Bank premises and equipment, net	17,463,807	16,939,045
Accrued interest receivable	2,626,286	2,758,558
Other assets	15,000,711	14,396,467

Total	$516,335,141	$501,889,830

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$91,024,010	$86,215,997
Demand, interest bearing	91,372,332	94,924,075
Savings	23,819,580	23,178,796
Time	214,742,890	206,814,091

Total deposits	420,958,812	411,132,959

Accrued interest payable	1,083,045	970,081
Short-term borrowings	27,983,439	23,006,740
Long-term obligations	31,310,000	31,310,000
Other liabilities	3,080,932	3,392,837

Total liabilities	484,416,228	469,812,617

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,038,242 in 2005 and 2004.	7,133,848	7,133,848
Capital surplus	5,360,003	5,360,003
Retained earnings	20,802,187	20,176,100
Deferred compensation - restricted stock	(282,108)	(306,157)
Accumulated other comprehensive loss	(1,095,017)	(286,581)

Total shareholders’ equity	31,918,913	32,077,213

Commitments

Total	$516,335,141	$501,889,830

See accompanying notes to consolidated financial statements.

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three months ended March 31, 2005 and 2004

(unaudited)

	Three months ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$5,145,670	$4,099,449
Interest on investment securities:
Interest exempt from federal income taxes	289,195	249,983
Taxable interest income	752,692	781,268
Dividend income	18,352	34,587
FHLB stock dividends	12,459	9,756
Interest on federal funds sold	22,917	22,940

Total interest income	6,241,285	5,197,983

Interest expense:
Deposits:
Demand accounts	111,608	81,921
Savings	28,958	26,891
Time	1,260,233	791,363
Short-term borrowings	101,886	47,326
Long-term obligations	364,481	339,896

Total interest expense	1,867,166	1,287,397

Net interest income	4,374,119	3,910,586
Provision for probable loan losses	100,000	150,000

Net interest income after provision for probable loan losses	4,274,119	3,760,586

Noninterest income:
Service charges on deposit accounts	795,413	792,477
Other service charges and fees	323,456	277,345
Net gain on sale of securities	—	36,911
Income from bank owned life insurance	69,099	61,575
Other operating income	19,425	337,042

Total noninterest income	1,207,393	1,505,350

Noninterest expenses:
Salaries	1,569,818	1,395,805
Retirement and other employee benefits	640,824	589,578
Occupancy	331,003	359,493
Equipment	455,414	422,172
Professional fees	187,139	86,679
Supplies	82,704	89,218
Telephone	133,093	118,682
Postage	47,088	55,234
Other operating expenses	718,465	775,141

Total noninterest expenses	4,165,548	3,892,002

Income before income taxes	1,315,964	1,373,934
Income taxes	363,758	400,000

Net income	$952,206	$973,934

Net income per share - basic	$0.47	$0.48
Net income per share - diluted	$0.47	$0.48
Weighted average shares outstanding - basic	2,014,874	2,021,694
Weighted average shares outstanding - diluted	2,044,430	2,046,972

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Three months ended March 31, 2005 and 2004

(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2004	$7,132,752	$5,359,978	$18,058,476	$(150,388)	$241,447		$30,642,265
Unrealized gains, net of income tax of $312,101					498,552	$498,552	498,552
Net income			973,934			973,934	973,934

Total comprehensive income						$1,472,486

Deferred compensation - restricted stock issuance	31,196	222,825		(254,021)			—
Recognition of deferred compensation - restricted stock				26,105			26,105
Repurchase of common stock	(21,000)	(153,900)					(174,900)
Cash dividends ($.1425 per share)			(290,821)				(290,821)

Balance March 31, 2004	$7,142,948	$5,428,903	$18,741,589	$(378,304)	$739,999		$31,675,135

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
Balance January 1, 2005	$7,133,848	$5,360,003	$20,176,100	$(306,157)	$(286,581)		$32,077,213
Unrealized loss, net of income tax of $506,095					(808,436)	$(808,436)	(808,436)
Net income			952,206			952,206	952,206

Total comprehensive income						$143,770

Recognition of deferred compensation - restricted stock				24,049			24,049
Cash dividends ($.16 per share)			(326,119)				(326,119)

Balance March 31, 2005	$7,133,848	$5,360,003	$20,802,187	$(282,108)	$(1,095,017)		$31,918,913

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$952,206	$973,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	262,663	300,957
Amortization of premium on investment securities, net	67,917	81,994
Provision for probable loan losses	100,000	150,000
Gain on sale of securities	—	(36,711)
Deferred compensation - restricted stock	24,049	26,105
Decrease in accrued interest receivable	132,272	96,768
Loss on disposal of premises and equipment	—	4,263
Increase in other assets	(612,847)	(185,000)
(Decrease) increase in accrued interest payable	112,964	(18,044)
Increase (decrease) in other liabilities, net	158,892	(583,534)

Net cash provided by operating activities	1,198,116	810,732

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	—	3,020,000
Proceeds from maturities of investment securities classified as available-for-sale	2,481,147	6,287,215
Purchases of investment securities classified as available-for-sale	(635,925)	(33,888,063)
Purchase of Federal Home Loan Bank common stock	(136,200)	(250,000.00)
Purchases of premises and equipment	(787,425)	(996,916)
Net loan originations	(7,043,532)	(8,205,742)

Net cash used by investing activities	(6,121,935)	(34,033,506)

Cash flows from financing activities:
Net increase in deposits	9,825,853	43,164,604
Net (decrease) increase in short-term borrowings	4,976,699	(980,799)
Increase in long-term obligations	—	5,000,000
Dividends paid	(290,821)	(254,743)
Repurchase of common stock	—	(174,900)

Net cash provided by financing activities	14,511,731	46,754,162

Increase in cash and cash equivalents	9,596,515	13,531,388
Cash and cash equivalents at beginning of period	28,263,268	27,384,112

Cash and cash equivalents at end of period	$37,859,783	$40,915,500

Cash paid during the period:
Interest	$1,754,202	$1,305,441
Taxes	457,781	529,840

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$326,119	$290,821
Unrealized (losses) gains on available-for-sale securities, net of deferred taxes	(808,436)	498,552
Restricted stock issuance	—	254,021

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2) Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the three-month periods ended March 31, 2005 and 2004, respectively.

	Three-months ended March 31,
	2005	2004
Balance at the beginning of the period	$4,300,000	$3,150,000
Provision for probable loan losses	100,000	150,000
Charge-offs	(26,488)	(59,575)
Recoveries	6,983	10,010
Net Charge-offs	(19,505)	(49,565)
Balance at end of the period	$4,380,495	$3,650,435

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the three months ended March 31, 2005 and 2004, diluted weighted average shares outstanding increased by 14,128 and 10,350, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the three months ended March 31, 2005 and 2004, diluted weighted average shares outstanding increased by 15,428 and 14,928, respectively, due to the dilutive impact of options

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$952,206	2,014,874	$0.47

Effect of dilutive securities	—	29,556

Diluted net income per share	$952,206	2,044,430	$0.47

	Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$973,934	2,021,694	$0.48

Effect of dilutive securities	—	25,278

Diluted net income per share	$973,934	2,046,972	$0.48

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

The Company accounts for its awards pursuant to the Omnibus Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), recommends that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. There were no options granted in the first three months of 2005 or 2004.

The Company awarded 8,913 shares of restricted stock during the three months ended March 31, 2004, resulting in an increase to deferred compensation-restricted stock of $254,021. No restricted stock was awarded by the Company in the 2005.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Three months ended March 31,
	2005	2004
Net income, as reported	$952,206	973,934
Deduct: Total stock-based employee Compensation expense determined Under fair value based method for All awards, net of related tax effects	(703)	(1,646)

Proforma net income	$951,503	972,288

Earnings per share:
Basic – as reported	$0.47	0.48

Basic – proforma	0.47	0.48

Diluted – as reported	0.47	0.48

Diluted – proforma	0.47	0.47

(5) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost include the following components:

	Three months ended March 31,
	2005	2004
Service cost	$1,712	$1,589
Interest cost	10,618	10,652
Amortization of loss	71	1,072
Net periodic postretirement benefit cost	$12,401	$13,313

(6) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of March 31, 2005:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of other U.S. government agencies And corporations	$10,774,500	202,289	—	—	10,774,500	202,289
Obligations of states and political subdivisons	17,470,628	431,284	935,736	72,113	18,406,364	503,397
Mortgage-backed securities	42,299,491	1,017,940	20,034,551	555,836	62,334,042	1,573,776

Subtoal, debt securities	70,544,619	1,651,513	20,970,287	627,949	91,514,906	2,279,462

Agency preferred stock	—	—	2,157,100	43,545	2,157,100	43,545

Total	$70,544,619	1,651,513	23,127,387	671,494	93,672,006	2,323,007

As of March 31, 2005, management has concluded that the unrealized losses above (which consisted of 112 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above are on securities, with the exception of the agency preferred stock, that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include three (3) municipal obligations, twelve (12) mortgage-backed securities and two (2) agency preferred stock issues of FNMA. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

Management has formulated an exit strategy for and is in the process of liquidating its holdings in agency preferred stock of FNMA and FHLMC. The above issues of FNMA preferred stock were liquidated in April of 2005 and the Company recorded a gain on the sale of approximately $15,000.

(7) New Accounting Pronouncements

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not have a material impact on the consolidated financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting SAFS No.123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No.123(R) eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions to be accounted for using fair value based method. In addition, although it does not require use of a binomial lattice model, SFAS No. 123(R) indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options. In April 2005, the Securities Exchange Commission deferred the effective date of SFAS No.123(R) from the interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS No.123(R) is not expected to have a material impact on the Company’s consolidated statements of income or balance sheets. If the Company had included the cost of employee stock option compensation in its consolidated financial statements, its net income in the first quarters of 2005 and 2004 would have been lower by $703 and $1,646, respectively, using a Black-Scholes model.

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

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-KSB Annual Report for the fiscal year ended December 31, 2004. Of these significant accounting policies, the Company considers its policy regarding the allowance for probable loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for probable loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for probable loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for probable loan losses and related matters, see “Asset Quality”.

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

Summary

For the three months ended March 31, 2005, we had net income of $952,206 or $0.47 basic and diluted earnings per share, compared to $973,934, or $0.48 basic and diluted earnings per share for the three months ended March 31, 2004. Net interest income increased $463,533 or 11.85% to $4,374,119 in the first quarter of 2005 from $3,910,586 in the first quarter of 2004, and noninterest income decreased $297,957 or 19.79% when compared to the same period last year. The first quarter of 2004 included a $316,924 gain on insurance proceeds for property damage sustained during Hurricane Isabel in September 2003. Noninterest expense increased $273,546 or 7.03% for the three month period ended March 31, 2005 as compared to the same period in 2004, as salary and benefits expense increased $225,259 or 11.35% to $2,210,642 compared to $1,985,383 during the first quarter of 2004.

Net interest income

Net interest income for the three months ended March 31, 2005 was $4,374,119, an increase of $463,533 or 11.85% when compared to net interest income of $3,910,586 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2005 was 4.11% compared to 3.99% in the first quarter of 2004. Management attributes the increase in our net interest margin to the increase in short term rates. Since March of 2004, the Federal Open Market Committee (FOMC) has increased short-term rates 200 basis points from 1.00% to 3.00% through a succession of 25 basis point increases. Approximately $203 million or 58% of our loan portfolio are variable rate loans that adjust with the movement of the national prime rate. As a result, yields on our loans increased approximately 51 basis points compared to first quarter of 2004. The yield on average earning assets, on a tax-equivalent basis, increased 54 basis points to 5.81% compared to 5.28% at the end of the first quarter of 2004. Total interest income increased $1,043,983 or 20.07% for the three months ended March 31, 2005 compared to the same three months of 2004 as average earning assets increased $39.1 million and the rate on variable rate loans increased 175 basis points since the first quarter of 2004.

Conversely, our cost of funds during the first quarter of 2005 was 2.00%, an increase of 47 basis point when compared to 1.53% at the end of first quarter of 2004. Rates paid on bank certificate of deposits increased 66 basis points form 1.72% to 2.38% as of March 31, 2005 while our cost of borrowed funds increased 55 basis points compared to the prior year period. Rates paid on accounts such as NOW and Money Market accounts, increased only 9 basis points when compared to first quarter of last year. Total interest expense increased $579,769 or 45.03% during first quarter of 2005 compared to the same period in 2004, the result of increased interest-bearing liabilities and increased market rates paid on wholesale certificates of deposits. The volume of average interest-bearing liabilities increased approximately $37.5 million when comparing first quarter of 2005 with that of 2004.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended March 31, 2005 and 2004 was $100,000 and $150,000, respectively. Net charge-offs for the quarter ended March 31, 2005 totaled $19,505 compared to net charge-offs of $49,565 during the first quarter of 2004. The decrease in amount of provision for probable loan losses charged during the period is due to our loan quality and reduced net charge-offs compared to the first quarter of 2004. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income decreased $297,957 or 19.79% to $1,207,393 for the three months ended March 31, 2005 compared to $1,505,350 for the same period in 2004. The decrease is due to a $316,924 gain on insurance proceeds for property damage sustained during Hurricane Isabel in September 2003 that was recorded as other income in the first quarter of 2004. Other service charges and fees increased $46,111 or 16.63% compared to the prior year period principally due to increased mortgage origination brokerage fees of $18,609. During the first quarter of 2004, we recorded a net gain on the sale of securities of $36,911 compared to none in the first quarter of 2005.

Noninterest expense

Noninterest expense increased $273,546 or 7.03% to $4,165,548 for the three months ended March 31, 2005 from $3,892,002 incurred in the same period in 2004. This increase is principally due to general increases in salary and benefits expense of $225,259 or 11.35%. Salary expense increased $174,013 over the prior year period as a result of additional staffing expense within our home office and mortgage origination department of $60,824 and $47,699, respectively. Additional salary expenses of $38,729 are associated with our recently opened full service office in Wilmington. Benefits during first quarter 2005 compared to 2004 increased $51,246 or 8.69% principally due to an increase in employee FICA tax and employee group insurance premiums of $15,006 and $13,824, respectively. Equipment expense increased $33,242 or 7.87% over the first quarter of 2004. Miscellaneous equipment expense increased $27,778 while equipment maintenance increased $22,224 as the result of upgrades to our network technology. Professional fees increased $100,460 or 115.90% to $187,139 for the three months ended March 31, 2005 from $86,218 in the prior year period. Consulting fees increased $66,212 for services pertaining to strategy planning and independent credit review performed during the first quarter of 2005 while audit and accounting fees increased by $23,500 over the prior year period. Other operating expenses decreased $56,676 from $775,141 for the three months ended March 31, 2004 to $718,465 for the three months ended March 31, 2005. The decrease is primarily due to the sale of a repossessed boat during the first quarter of 2004 that resulted in a $50,500 loss.

Income taxes

Income tax expense for the three months ended March 31, 2005 and 2004 was $363,758 and $400,000, respectively, resulting in effective tax rates of 27.76% and 29.11%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

The valuation allowance for deferred tax assets was $534,486 for the periods ended March 31, 2005 and December 31, 2004. The valuation allowance required at December 31, 2004 was for certain unrealized capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets increased $14.5 million to $516.4 million, an increase of 2.88% when compared to $501.9 million at December 31, 2004. Asset growth was funded by increases in certificates of deposit of $7.9 million and demand deposits of $4.8 million. Approximately all of the growth in certificates of deposit was public funds.

Gross loans increased $6.9 million or 2.09% from $329.5 million at December 31, 2004 to $336.4 million at March 31, 2005. The increase in loans in the first quarter was the result of increased lines of credit of $6.7 million as local farmers and businesses located on the Outer Banks prepare for the upcoming season. Construction lending increased $4.6 million during the quarter but was offset by a decrease in real estate loans of $6.2 million.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, proceeds from investment maturities and calls were diverted to this purpose, leading to a reduction in the level of investment securities at March 31, 2005 of $3.2 million or 2.87% compared to $112,321,137 at December 31, 2004. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Shareholders’ equity decreased by $158,300 from December 31, 2004 to March 31, 2005, due to net income of $952,206 and the recognition of deferred compensation of $24,049 on restricted stock awards, which was substantially offset by an increase of net unrealized losses on available-for-sale securities of $808,436. We declared cash dividends of $326,119, or 16.0 cents per share, during 2005 compared to 14.25 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.30% at March 31, 2005 and 1.31% at December 31, 2004.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $246,709 and $137,585 which represented .07% and .04% of loans outstanding at March 31, 2005 and December 31, 2004, respectively. We had no loans considered to be impaired under SFAS No. 114 at March 31, 2005 or at December 31, 2004. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

The provision for probable loan losses charged to operations during the nine months ended March 31, 2005 was $100,000, compared to $150,000 for the same period in 2004. Net charge-offs during the first quarter of 2005 totaled $19,505, compared to net charge-offs of $49,565 during the same period in 2004. The amount charged for provision for probable loan losses is the result of our review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

Liquidity

Liquidity for the Bank refers to their continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to Bancorp for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank, less existing advances, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with the general approach to liquidity, loans and other assets of the subsidiary bank are based primarily on a core of local deposits, retail repurchase agreements and the Bank’s capital position. To date, these core funds, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, have been adequate to fund loan demand in the Bank’s market area, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes. It is anticipated that funding sources in the future will include an increased use of brokered deposits and, additionally, institutional deposits obtained from secured websites on the internet. Short-term borrowings increased $5.0 million during the first quarter of 2005.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at March 31, 2005 are discussed below.

Commitments of the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2005, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $67,625,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby the Bank guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $1,298,000 at March 31, 2005 and $998,000 at March 31, 2004. Due to insignificance, the Company has recorded no liability at March 31, 2005 for the current carrying amount of the obligation to perform as a guarantor.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios in order to more accurately measure interest rate risk.

The Company’s balance sheet was asset-sensitive at March 31, 2005. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses (net of deferred income taxes) on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of March 31, 2005, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of insured banks. Additionally, at March 31, 2005, Bancorp was also in compliance with the similar capital requirements set forth by the Federal Reserve and was classified as well-capitalized.

The following table lists Bancorp’s regulatory capital ratios at March 31, 2005 and December 31, 2004.

	Minimum Required ratio	Required to be “well capitalized”	Bancorp’s ratio at 3-31-05	Bancorp’s ratio at 12-31-04
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.81%	10.86%
Total capital to risk-weighted assets	8.0%	10.0%	11.94%	11.96%
Leverage capital ratio	3.0%	5.0%	8.64%	8.43%

The following table lists the Bank’s regulatory capital ratios at March 31, 2005 and December 31, 2004.

	Minimum Required ratio	Required to be “well capitalized”	Bank’s ratio at 3-31-05	Bank’s ratio at 12-31-04
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.76%	10.73%
Total capital to risk-weighted assets	8.0%	10.0%	11.89%	11.82%
Leverage capital ratio	3.0%	5.0%	8.58%	8.32%

As of March 31, 2005 all of the trust preferred securities issued on June 26, 2002 qualify as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million.

Regulatory Matters

Except as described below, management is not presently aware of any current recommendations to the Company by regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

The Sarbanes-Oxley Act of 2002 is sweeping federal legislation that was signed into law on July 30, 2002 and that addresses accounting, corporate governance and disclosure issues relating to public companies. Some of the provisions of the Act became effective immediately, while others are still in the process of being implemented. In general, the Act mandates important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers and chief financial officers and boards of directors in the financial reporting process, and it creates a new regulatory body to oversee auditors of public companies. The economic and operational effects of the Act on public companies, including the Company, have been and will continue to be significant in terms of the increased time, resources and costs associated with complying with the new law. Because the Act, for the most part, applies equally to large and small public companies, it will continue to present the Company with particular challenges, and increased audit fees and compliance costs associated with the Act could have a negative effect on our results of operations

Current Accounting Issues

The Financial Accounting Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates. See footnote 7 of the Notes to Consolidated Financial Statements for discussion on new accounting pronouncements.

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in our Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, actions of government regulators, the level of market interest rates, weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business, and general economic conditions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity”.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-KSB Annual Report for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, the end of the period covered by this report, Bancorp carried out an evaluation under the supervision and with the participation of the company’s management, including Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, Bancorp and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Bancorp’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Bancorp in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant changes in the Company’s internal control over financial reporting occurred during the period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting. Bancorp reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

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

ECB BANCORP, INC.
(Registrant)

Date: May 13, 2005	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney, III
(President & CEO)

Date: May 13, 2005	By:	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)