Form 10-Q
period 2005-06-30
ECB BANCORP INC
filed 2005-08-12
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 10, 2005 2,040,042 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-Q has 28 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$30,534,275	$28,263,268
Federal funds sold	10,575,000	—

Total cash and cash equivalents	41,109,275	28,263,268

Investment securities
Available-for-sale, at market value (cost of $105,007,590 and $112,787,121 at June 30, 2005 and December 31, 2004, respectively)	104,447,739	112,321,137

Loans	361,664,970	329,530,355
Allowance for probable loan losses	(4,449,314)	(4,300,000)

Loans, net	357,215,656	325,230,355

Real estate acquired in settlement of loans, net	39,000	34,500
Federal Home Loan Bank common stock, at cost	2,082,700	1,946,500
Bank premises and equipment, net	17,538,957	16,939,045
Accrued interest receivable	2,862,648	2,758,558
Bank owned life insurance	7,305,916	6,691,215
Other assets	8,533,821	7,705,252

Total	$541,135,712	$501,889,830

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$106,672,342	$86,215,997
Demand interest bearing	96,833,033	94,924,075
Savings	22,942,822	23,178,796
Time	229,174,113	206,814,091

Total deposits	455,622,310	411,132,959

Accrued interest payable	1,272,551	970,081
Short-term borrowings	15,398,911	23,006,740
Long-term obligations	31,310,000	31,310,000
Other liabilities	3,895,210	3,392,837

Total liabilities	507,498,982	469,812,617

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,040,042 at June 30, 2005 and 2,038,242 at December 31, 2004	7,140,148	7,133,848
Capital surplus	5,407,703	5,360,003
Retained earnings	21,741,141	20,176,100
Deferred compensation - restricted stock	(312,059)	(306,157)
Accumulated other comprehensive loss	(340,203)	(286,581)

Total shareholders’ equity	33,636,730	32,077,213

Commitments

Total	$541,135,712	$501,889,830

See accompanying notes to consolidated financial statements.

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For three and six months ended June 30, 2005 and 2004

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$5,719,499	$4,306,217	$10,865,169	$8,405,666
Interest on investment securities:
Interest exempt from federal income taxes	283,665	295,803	572,860	545,786
Taxable interest income	743,887	867,281	1,496,579	1,648,549
Dividend income	18,199	18,369	36,551	52,956
FHLB stock dividends	20,519	10,601	32,978	20,357
Interest on federal funds sold	54,824	8,013	77,741	30,953

Total interest income	6,840,593	5,506,284	13,081,878	10,704,267

Interest expense:
Deposits:
Demand accounts	126,391	91,497	237,999	173,418
Savings	28,870	27,876	57,828	54,767
Time	1,540,479	867,769	2,800,712	1,659,132
Short-term borrowings	132,413	56,689	234,299	104,015
Long-term obligations	387,554	350,590	752,035	690,486

Total interest expense	2,215,707	1,394,421	4,082,873	2,681,818

Net interest income	4,624,886	4,111,863	8,999,005	8,022,449
Provision for probable loan losses	90,000	250,000	190,000	400,000

Net interest income after provision for probable loan losses	4,534,886	3,861,863	8,809,005	7,622,449

Noninterest income:
Service charges on deposit accounts	838,508	906,743	1,633,921	1,699,220
Other service charges and fees	599,459	453,320	922,915	730,665
Net gain on sale of securities	90,075	255,228	90,075	292,139
Income from bank owned life insurance	56,091	88,524	125,190	150,099
Other operating income	34,164	116,121	53,589	453,163

Total noninterest income	1,618,297	1,819,936	2,825,690	3,325,286

Noninterest expenses:
Salaries	1,679,242	1,480,780	3,249,060	2,876,585
Retirement and other employee benefits	672,697	609,768	1,313,521	1,199,346
Occupancy	348,832	300,788	679,835	660,281
Equipment	413,365	442,315	868,779	864,487
Professional fees	84,205	64,437	271,344	151,116
Supplies	79,569	64,635	162,273	153,853
Telephone	131,908	90,577	265,001	209,259
Postage	58,643	63,755	105,731	118,989
Other operating expenses	900,491	818,064	1,618,956	1,593,205

Total noninterest expenses	4,368,952	3,935,119	8,534,500	7,827,121

Income before income taxes	1,784,231	1,746,680	3,100,195	3,120,614
Income taxes	518,871	525,000	882,629	925,000

Net income	$1,265,360	$1,221,680	$2,217,566	$2,195,614

Net income per share - basic	$0.63	$0.61	$1.10	$1.09
Net income per share - diluted	$0.62	$0.60	$1.08	$1.07
Weighted average shares outstanding - basic	2,014,872	2,015,318	2,014,861	2,018,506
Weighted average shares outstanding - diluted	2,044,091	2,041,208	2,045,074	2,044,550

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Six months ended June 30, 2005 and 2004

(unaudited)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive loss	Total
Balance January 1, 2004	$7,132,752	$5,359,978	$18,058,476	$(150,388)	$241,447		$30,642,265
Unrealized losses, net of income tax benefit of $1,511,076					(2,413,796)	$(2,413,796)	(2,413,796)
Net income			2,195,614			2,195,614	2,195,614

Total comprehensive income						$(218,182)

Deferred compensation - restricted stock issuance	31,196	222,825		(254,021)			—
Recognition of deferred compensation - restricted stock				50,154			50,154
Repurchase of common stock	(30,100)	(222,800)					(252,900)
Cash dividends ($.285 per share)			(581,271)				(581,271)

Balance June 30, 2004	$7,133,848	$5,360,003	$19,672,819	$(354,255)	$(2,172,349)		$29,640,066

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
Balance January 1, 2005	$7,133,848	$5,360,003	$20,176,100	$(306,157)	$(286,581)		$32,077,213
Unrealized losses, net of income tax benefit of $33,569					(53,622)	$(53,622)	(53,622)
Net income			2,217,566			2,217,566	2,217,566

Total comprehensive income						$2,163,944

Deferred compensation - restricted stock issuance	6,300	47,700		(54,000)			—
Recognition of deferred compensation - restricted stock				48,098			48,098
Cash dividends ($.32 per share)			(652,526)				(652,526)

Balance June 30, 2005	$7,140,148	$5,407,703	$21,741,140	$(312,059)	$(340,203)		$33,636,729

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2005 and 2004

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,217,566	$2,195,614
Adjustments to reconcile net income to net cash provided <used> by operating activities:
Depreciation	530,517	527,489
Amortization of premium on investment securities, net	137,684	190,440
Provision for probable loan losses	190,000	400,000
Gain on sale of securities	(90,075)	(292,139)
Deferred compensation - restricted stock	48,098	50,154
(Gain) loss on disposal of premises and equipment	(2,950)	4,263
Gain on sale of real estate acquired in settlement of loans	(4,500)	—
Income from bank owned life insurance	(125,190)	(150,099)
Decrease (increase) in accrued interest receivable	(104,090)	190,032
Increase in other assets	(828,569)	(2,407,135)
Increase (decrease) in accrued interest payable	302,470	(30,579)
Increase in other liabilities, net	500,356	1,364,520

Net cash provided <used> by operating activities	2,771,317	2,042,560

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	4,366,800	18,655,347
Proceeds from maturities of investment securities classified as available-for-sale	6,152,696	13,081,526
Purchases of investment securities classified as available-for-sale	(2,780,898)	(51,324,712)
Purchase of Federal Home Loan Bank common stock	(136,200)	(457,500)
Purchases of premises and equipment	(1,127,479)	(2,448,071)
Purchase of bank owned life insurance	(489,511)	(405,000)
Net loan originations	(32,175,301)	(33,603,626)

Net cash used by investing activities	(26,189,893)	(56,502,036)

Cash flows from financing activities:
Net increase in deposits	44,489,351	51,163,628
Net decrease in short-term borrowings	(7,607,829)	(741,652)
Origination of long-term obligations	—	5,000,000
Dividends paid	(616,940)	(545,564)
Repurchase of common stock	—	(252,900)

Net cash provided by financing activities	36,264,582	54,623,512

Increase in cash and cash equivalents	12,846,007	164,036
Cash and cash equivalents at beginning of period	28,263,268	27,384,112

Cash and cash equivalents at end of period	$41,109,275	$27,548,148

Cash paid during the period:
Interest	$3,780,403	$2,712,397
Taxes	1,405,781	910,340

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$326,407	$290,450
Unrealized losses on available-for-sale securities, net of deferred taxes	(53,622)	(2,413,796)
Restricted stock issuance	54,000	254,021
Transfer of assets into OREO (non-cash change)	—	(34,500)

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2) Allowance for Probable Loan Losses

The following table summarizes the activity in the allowance for probable loan losses for the six-month periods ended June 30, 2005 and 2004, respectively.

	Six-months ended June 30,
	2005	2004
Balance at the beginning of the period	$4,300,000	$3,550,000
Provision for probable loan losses	190,000	400,000
Charge-offs	(67,174)	(114,725)
Recoveries	26,488	91,154
Net Charge-offs	(40,686)	(23,571)

Balance at end of the period	$4,449,314	$3,926,429

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the six months ended June 30, 2005 and 2004, diluted weighted average shares outstanding increased by 14,654 and 11,144, respectively, due to the dilutive impact of restricted stock. For the three months ended June 30, 2005 and 2004, diluted weighted average shares outstanding increased by 14,359 and 11,061, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2005 and 2004, diluted weighted average shares outstanding increased by 15,560 and 14,900, respectively, due to the dilutive impact of options. For the three months ended June 30, 2005 and 2004, diluted weighted average shares outstanding increased by 14,860 and 14,829, respectively, due to the dilutive impact of options. There were 18,087 anti-dilutive (not in the money) options outstanding for the three months ended June 30, 2005 and there were no anti-dilutive options outstanding for the three months ended June 30, 2005 and 2004.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Six months ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,217,566	2,014,861	$1.10

Effect of dilutive securities	—	30,213

Diluted net income per share	$2,217,566	2,045,074	$1.08

	Six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,195,614	2,018,506	$1.09

Effect of dilutive securities	—	26,044

Diluted net income per share	$2,195,614	2,044,550	$1.07

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,265,360	2,014,872	$0.63

Effect of dilutive securities	—	29,219

Diluted net income per share	$1,265,360	2,044,091	$0.62

	Three months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,221,680	2,015,318	$0.61

Effect of dilutive securities	—	25,890

Diluted net income per share	$1,221,680	2,041,208	$0.60

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

Stock options of 18,087 shares were granted during the six months ended June 30, 2005. There were no options granted in the first six months of 2004.

The Company awarded 1,800 and 8,913 shares of restricted stock during the six months ended June 30, 2005 and 2004, respectively, resulting in an increase to deferred compensation-restricted stock of $54,000 and $254,021, respectively.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Six months ended June 30,
	2005	2004
Net income, as reported	$2,217,566	2,195,614
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(4,546)	(3,293)

Proforma net income	$2,213,020	2,192,321

Earnings per share:
Basic – as reported	$1.10	1.09

Basic – proforma	1.10	1.09

Diluted – as reported	1.08	1.07

Diluted – proforma	1.07	1.07

	Three months ended June 30,
	2005	2004
Net income, as reported	$1,265,360	1,221,680
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(2,273)	(1,646)

Proforma net income	$1,263,087	1,220,034

Earnings per share:
Basic – as reported	$0.63	0.61

Basic – proforma	0.63	0.61

Diluted – as reported	0.61	0.60

Diluted – proforma	0.61	0.60

(5) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost include the following components:

	Six months ended June 30,
	2005	2004
Service cost	$3,424	$3,179
Interest cost	21,236	21,304
Amortization of loss	142	2,143

Net periodic postretirement benefit cost	$24,802	$26,626

	Three months ended June 30,
	2005	2004
Service cost	$1,712	$1,589
Interest cost	10,618	10,652
Amortization of loss	71	1,072

Net periodic postretirement benefit cost	$12,401	$13,313

(6) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of June 30, 2005:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of other U.S. government agencies and corporations	$997,800	2,200	7,428,350	64,353	8,426,150	66,553
Obligations of states and political subdivisions	4,070,884	66,713	8,393,672	240,882	12,464,556	307,595
Mortgage-backed securities	495,750	6,173	47,877,502	652,546	48,373,252	658,719

Total	$5,564,434	75,086	63,699,524	957,781	69,263,958	1,032,867

As of June 30, 2005, management has concluded that the unrealized losses above (which consisted of 80 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include twenty-six (26) municipal obligations, twenty-eight (28) mortgage-backed securities and seven (7) securities of U.S. government agencies. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

(7) Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$1,265,360	1,221,680	2,217,566	2,195,614
Other comprehensive income (loss):
Net increase (decrease) in the fair value of Investment securities available for sale, net of tax	754,814	(2,9912,348)	(53,622)	(2,413,796)

Total comprehensive income (loss)	$2,020,174	(1,690,668)	2,163,944	(218,182)

(8) New Accounting Pronouncements

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the consolidated financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting SAFS No.123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No.123(R) eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions to be accounted for using fair value based method. In addition, although it does not require use of a binomial lattice model, SFAS No. 123(R) indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options. In April 2005, the Securities Exchange Commission deferred the effective date of SFAS No.123(R) from the interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS No.123(R) is not expected to have a material impact on the Company’s consolidated statements of income or balance sheets. If the Company had included the cost of employee stock option compensation in its consolidated financial statements, its net income in the first six months of 2005 and 2004 would have been lower by $4,546 and $3,293, respectively, using a Black-Scholes model.

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

Comparison of the Results of Operations for the Six Month Periods Ended June 30, 2005 and 2004

Summary

For the six months ended June 30, 2005, we had net income of $2,217,566 or $1.10 basic and $1.08 diluted earnings per share, compared to $2,195,614 or $1.09 basic and $1.07 diluted earnings per share for the six months ended June 30, 2004. Net interest income increased $976,556 or 12.17% to $8,999,005 in the first six months of 2005 from $8,022,449 in the first half of 2004, and noninterest income decreased $499,596 or 15.02% when compared to the same period last year. The first six months of 2004 included a $316,924 gain on insurance proceeds for property damage sustained during Hurricane Isabel in September 2003. Noninterest expense increased $707,379 or 9.04% for the six month period ended June 30, 2005 as compared to the same period in 2004, as salary and benefits expense increased $486,650 or 11.94% to $4,562,581 compared to $4,075,931 during the first half of 2004.

Net interest income

Net interest income for the six months ended June 30, 2005 was $8,999,005, an increase of $976,556 or 12.17% when compared to net interest income of $8,022,449 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2005 was 4.09% compared to 3.93% in the first half of 2004. Management attributes the increase in our net interest margin to the increase in short term rates. Since March of 2004, the Federal Open Market Committee (FOMC) has increased short-term rates 200 basis points from 1.00% to 3.50% through a succession of 25 basis point increases. Approximately $221 million or 61% of our loan portfolio are variable rate loans that adjust with the movement of the national prime rate. As a result, yields on our loans increased approximately 72 basis points compared to first half of 2004. The yield on average earning assets, on a tax-equivalent basis, increased 68 basis points to 5.89% compared to 5.21% for first six months of 2004. Total interest income increased $2,377,611 or 22.21% for the six months ended June 30, 2005 compared to the same six months of 2004 as average earning assets increased $34.0 million and the rate on variable rate loans increased 250 basis points since the first quarter of 2004.

Conversely, our cost of funds during the first half 2005 was 2.15%, an increase of 65 basis points when compared to 1.50% for the first six months of 2004. Rates paid on bank certificate of deposits increased 84 basis points from 1.74% to 2.58% for the first six months of 2005 while our cost of borrowed funds increased 109 basis points compared to the prior year period. Rates paid on accounts such as NOW and Money Market accounts, increased only 11 basis points when compared to first half of last year as rates paid on Money Markets accounts were adjusted upward approximately 25 basis points. Total interest expense increased $1,401,055 or 52.24% during first half of 2005 compared to the same period in 2004, the result of increased interest-bearing liabilities and increased market rates paid on wholesale certificates of deposits. The volume of average interest-bearing liabilities increased approximately $24.6 million when comparing the first six months of 2005 with that of 2004.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the six months ended June 30, 2005 and 2004 was $190,000 and $400,000, respectively. Net charge-offs for the six month period ended June 30, 2005 totaled $40,686 compared to net charge-offs of $23,571 during the first half of 2004. The decrease in amount of provision for probable loan losses charged during the period is due to our loan quality. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income decreased $499,596 or 15.02% to $2,825,690 for the six months ended June 30, 2005 compared to $3,325,286 for the same period in 2004. The decrease is due to a $316,924 gain on insurance proceeds for property damage sustained during Hurricane Isabel in September 2003 that was recorded as other income in the first quarter of 2004. Other service charges and fees increased $192,250 or 26.31% compared to the prior year period principally due to increased mortgage origination brokerage fees of $174,940. The increase in mortgage origination brokerage fees is the result of additional locations and staff from the previous year. During the first half of 2004, we recorded a net gain on the sale of securities of $292,139 compared to $90,075 in the first half of 2005.

Noninterest expense

Noninterest expense increased $707,379 or 9.04% to $8,534,500 for the six months ended June 30, 2005 from $7,827,121 incurred in the same period in 2004. This increase is principally due to general increases in salary and benefits expense of $486,650 or 11.94%. Salary expense increased $372,475 over the prior year period as a result of additional staffing expense within our mortgage origination department and home office of $131,852 and $112,664, respectively. Additional salary expenses of $55,962 are associated with our recently opened full service office in Wilmington. Benefits during first six months of 2005 compared to 2004 increased $114,175 or 9.52% principally due to Supplemental Executive Retirement Plan (SERP) expense totaling $27,692 and increase in employee group insurance premiums and employee FICA tax $28,623 and $27,760, respectively. Professional fees increased $120,228 or 79.56% to $271,344 for the six months ended June 30, 2005 from $151,116 in the prior year period. Consulting fees increased $72,813 for services pertaining to strategy planning and independent credit review performed during the first quarter of 2005. Audit and accounting fees increased by $38,428 over the prior year period due to additional yearend control testing in our data processing area and requirements of Sarbanes-Oxley Act of 2002.

Income taxes

Income tax expense for the six months ended June 30, 2005 and 2004 was $882,629 and $925,000, respectively, resulting in effective tax rates of 28.47% and 29.64%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

The valuation allowance for deferred tax assets was $499,836 and $534,486 at June 30, 2005 and December 31, 2004, respectively. The valuation allowance required at both periods was for certain unrealized capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses.

Comparison of the Results of Operations for the Three Month Periods Ended June 30, 2005 and 2004

Summary

For the three months ended June 30, 2005, we had net income of $1,265,360 or $0.63 basic and $0.62 diluted earnings per share, compared to $1,221,680, or $0.61 basic and $0.60 diluted earnings per share for the three months ended June 30, 2004. Net interest income increased $513,023 or 12.48% to $4,624,886 in the second quarter of 2005 from $4,111,863 in the second quarter of 2004, and noninterest income decreased $201,639 or 11.08% when compared to the same period last year. The second quarter of 2004 included net gain on sale of securities of $255,228. Noninterest expense increased $433,833 or 11.02% for the three month period ended June 30, 2005 as compared to the same period in 2004, as salary and benefits expense increased $261,391 or 12.50% to $2,351,939 compared to $2,090,548 during the second quarter of 2004.

Net interest income

Net interest income for the three months ended June 30, 2005 was $4,624,886, an increase of $513,023 or 12.48% when compared to net interest income of $4,111,863 for the prior year period. Our net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2005 was 4.10% compared to 3.92% in the second quarter of 2004. Management attributes the increase in our net interest margin to the increase in short term rates. Since March of 2004, the Federal Open Market Committee (FOMC) has increased short-term rates 250 basis points from 1.00% to 3.50% through a succession of 25 basis point increases. Approximately $221 million or 61% of our loan portfolio are variable rate loans that adjust with the movement of the national prime rate. As a result, yields on our loans increased approximately 87 basis points compared to second quarter of 2004. The yield on average earning assets, on a tax-equivalent basis, increased 80 basis points to 6.00% compared to 5.20% for the second quarter of 2004. Total interest income increased $1,334,309 or 24.23% for the three months ended June 30, 2005 compared to the same three months of 2004 as average earning assets increased $28.9 million and the rate on variable rate loans increased 250 basis points since the first quarter of 2004.

Conversely, our cost of funds during the second quarter of 2005 was 2.29%, an increase of 76 basis points when compared to 1.53% for the second quarter of 2004. Rates paid on bank certificate of deposits increased 101 basis points form 1.76% to 2.77% as of June 30, 2005 while our cost of borrowed funds increased 105 basis points compared to the prior year period. Rates paid on accounts such as NOW and Money Market accounts, increased only 12 basis points when compared to second quarter of last year. Total interest expense increased $821,286 or 58.90% during second quarter of 2005 compared to the same period in 2004, the result of increased interest-bearing liabilities and increased market rates paid on wholesale certificates of deposits. The volume of average interest-bearing liabilities increased approximately $25.4 million when comparing second quarter of 2005 with that of 2004.

Provision for probable loan losses

The provision for probable loan losses charged to operations during the three months ended June 30, 2005 and 2004 was $90,000 and $250,000, respectively. Net charge-offs for the second quarter of 2005 totaled $21,182 compared to net recoveries of $25,994 during the second quarter of 2004. The amount charged for provision for probable loan losses is the result of management’s review and evaluation of the portfolio, which considers current conditions, past due loans, and prior loan loss experience.

Noninterest income

Noninterest income decreased $201,639 or 11.08% to $1,618,297 for the three months ended June 30, 2005 compared to $1,819,936 for the same period in 2004. This decrease is principally due to a decrease of $165,153 in net gain on the sale of securities. Other operating income for the second quarter of 2005 decreased $81,957 or 70.58% compared to the prior year period. During the second quarter of 2004, as we recorded an insurance recovery of $79,440 on a wire transfer fraud that was charged off in late 2003. Other charges and fees increased $146,139 or 32.24% compared to the prior year period principally due to increased mortgage origination brokerage fees of $156,331.

Noninterest expense

Noninterest expense increased $433,833 or 11.02% to $4,368,952 for the three months ended June 30, 2005 from $3,935,119 incurred in the same period in 2004. This increase is principally due to general increases in salary and benefits expense of $261,391 or 12.50%. Salary expense increased $198,462 over the prior year period as a result of additional staffing expense within our mortgage origination department and home office of $84,151 and $50,469, respectively. Additional salary expenses of $17,233 are associated with our recently opened full service office in Wilmington. Benefits during first quarter 2005 compared to 2004 increased $62,929 or 10.32% principally due to Supplemental Executive Retirement Plan (SERP) expense totaling $19,619 and increase in employee group insurance premiums and employee FICA tax $13,934 and $13,621, respectively. Occupancy expense increased $48,044 or 15.97% as building depreciation and insurance increased $22,952 and $15,633, respectively. Equipment expense decreased $28,950 or 6.357% during the second quarter of 2005 when compared to the same period of 2004 as miscellaneous equipment expense decreased $25,470. Professional fees increased $19,768 or 30.68% to $84,205 for the three months ended June 30, 2005 from $64,437 in the prior year period due principally to receiving final billing during the quarter for work related to our year-end 2004 audit. Telephone expense increased $41,331 or 45.63% over the second quarter of 2004, the result of adding high speed (T-1) communication lines to our network. Other operating expenses increased $82,427 from $818,064 for the three months ended June 30, 2004 to $900,491 for the three months ended June 30, 2005. The increase is attributed to increase credit card related expenses of approximately $51,000 during the second quarter of 2005.

Income taxes

Income tax expense for the three months ended June 30, 2005 and 2004 was $518,871 and $525,000, respectively, resulting in effective tax rates of 29.08% and 30.06%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.00% primarily due to tax-exempt interest income.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased $39.2 million to $541.1 million, an increase of 7.82% when compared to $501.9 million at December 31, 2004. Asset growth was funded by increases in certificates of deposit (CD’s) of $22.4 million and demand deposits of $20.5 million. Approximately half of the growth in certificates of deposit was retail in-market certificates generated during our successful second quarter CD campaign. The remaining portion of CD growth is attributed to Internet wholesale certificates. Demand deposit growth of $15.6 million during the second quarter is a seasonal increase associated with tourism on the Outer Banks of North Carolina.

Gross loans increased $32.1 million or 9.75% from $329.5 million at December 31, 2004 to $361.7 million at June 30, 2005. The increase in loans is the result of increased lines of credit of $9.0 million to businesses located on the Outer Banks in preparation for the upcoming season and farm production loans of $6.4 million to local farmers. Our new branches located in Morehead and Wilmington increased their loans by $7.1 million. Loan demand has been strong in all of the Bank’s markets.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, proceeds from investment maturities and calls were diverted to this purpose, leading to a reduction in the level of investment securities at June 30, 2005 of $7.9 million or 7.01% compared to $112,321,137 at December 31, 2004. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Shareholders’ equity increased by $1,559,517 from December 31, 2004 to June 30, 2005, due to net income of $2,217,566 and the recognition of deferred compensation of $48,098 on restricted stock awards, which was offset slightly by an increase of net unrealized losses on available-for-sale securities of $53,622. We declared cash dividends of $652,526, or 32.0 cents per share, during 2005 compared to 28.50 cents per share in the prior year period.

Asset Quality

Allowance for probable loan losses

The allowance for probable loan losses (AFLL) is established through a provision for probable loan losses charged against earnings. The level of the allowance for probable loan losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events. The allowance for probable loan losses as a percentage of loans outstanding was 1.23% at June 30, 2005 and 1.31% at December 31, 2004.

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

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $1,066,384 and $137,585 which represented .29% and .04% of loans outstanding at June 30, 2005 and December 31, 2004, respectively. We had $993,628 in loans considered to be impaired under SFAS No. 114 at June 30, 2005, all of which are on a non-accrual basis and compared to none at December 31, 2004. Three (3) commercial real estate loans totaling $949,974 were moved to non-accrual status during the second quarter of 2005. Within our allowance for possible loan loss model, these loans were classified as “substandard” prior to being placed on non-accrual status and they continue to have specific reserves consistent with our model. Consequently, additional reserves were not required for these loans. Trends and dollar amounts of nonperforming loans are used by management in evaluating the overall adequacy of the allowance for probable loan losses.

The provision for probable loan losses charged to operations during the six months ended June 30, 2005 was $190,000, compared to $400,000 for the same period in 2004. Net charge-offs during the first half of 2005 totaled $40,687, compared to net recoveries of $23,571 during the same period in 2004. The amount charged for provision for probable loan losses is the result of our review and evaluation of the portfolio, which considers current economic conditions, past due loans, and prior loan loss experience.

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

Consistent with the general approach to liquidity, loans and other assets of the Bank are based primarily on a core of local deposits, retail repurchase agreements and the Bank’s capital position. To date, these core funds, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, have been adequate to fund loan demand in the Bank’s market area, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes. It is anticipated that funding sources in the future will include an increased use of brokered deposits and, additionally, institutional deposits obtained from secured websites on the internet. Short-term borrowings decreased $12.6 million during the second quarter of 2005.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at June 30, 2005 are discussed below.

Commitments of the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2005, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $62,168,166. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby the Bank guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $962,268 at June 30, 2005 and $1,272,633 at June 30, 2004. Due to insignificance, the Company has recorded no liability at June 30, 2005 for the current carrying amount of the obligation to perform as a guarantor.

The Bank has commitments for land acquisitions and branch construction that total approximately $1.7 million dollars.

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

The Company’s balance sheet was asset-sensitive at June 30, 2005. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Resources

Bancorp and the Bank are subject to the capital requirements of the Federal Reserve, the FDIC and the North Carolina State Banking Commission. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles excluding unrealized gains or losses (net of deferred income taxes) on securities available-for-sale, and total capital is comprised of Tier I capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for probable loan losses. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. As of June 30, 2005, the Bank was in compliance with all of the aforementioned capital requirements and meets the “well-capitalized” definition that is used by the FDIC in its evaluation of insured banks. Additionally, at June 30, 2005, Bancorp was also in compliance with the similar capital requirements set forth by the Federal Reserve and was classified as well-capitalized.

The following table lists Bancorp’s regulatory capital ratios at June 30, 2005 and December 31, 2004.

	Minimum Required ratio	Required to be “well capitalized”	Bancorp’s ratio at 6-30-05	Bancorp’s ratio at 12-31-04
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.38%	10.86%
Total capital to risk-weighted assets	8.0%	10.0%	11.43%	11.96%
Leverage capital ratio	3.0%	5.0%	8.50%	8.43%

The following table lists the Bank’s regulatory capital ratios at June 30, 2005 and December 31, 2004.

	Minimum Required ratio	Required to be “well capitalized”	Bank’s ratio at 6-30-05	Bank’s ratio at 12-31-04
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	10.33%	10.73%
Total capital to risk-weighted assets	8.0%	10.0%	11.38%	11.82%
Leverage capital ratio	3.0%	5.0%	8.44%	8.32%

As of June 30, 2005 all of the trust preferred securities issued on June 26, 2002 qualify as Tier 1 capital for regulatory capital adequacy requirements for Bancorp. The entire original $10 million was infused into the Bank, increasing the Bank’s Tier 1 capital by $10 million.

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

Item 4. Controls and Procedures

As of June 30, 2005, the end of the period covered by this report, Bancorp carried out an evaluation under the supervision and with the participation of the company’s management, including Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, Bancorp and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Bancorp’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Bancorp in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period ended June 30, 2005 and that had materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting. Bancorp reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 19, 2005.

(b)	At our Annual Meeting, the four Directors listed in the following table were elected for terms of three years or until their respective successors are duly elected and qualified. Our incumbent Directors whose terms of office continued after the meeting are: George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III and Joseph T. Lamb, Jr.

Voting for Directors was as follows:

	For	Withheld	Broker Non-vote
Bryant Kittrell III	1,592,450	31,400	none
B. Martelle Marshall	1,592,450	31,400	none
R. S. Spencer, Jr.	1,592,450	31,400	none
Michael D. Weeks	1,592,450	31,400	none

In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

1. Proposal to ratify the selection of Dixon Hughes PLLC as our independent auditors as described under the caption “Ratification of Selection of Independent Auditor” in the our Proxy Statement dated March 25, 2005 (approved by an affirmative vote of 1,622,424 shares or 99.91% of the shares that voted, 454 negative votes, 972 shares abstaining and no broker non-votes ).

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

ECB BANCORP, INC.
(Registrant)

Date: August 12, 2005	By:	/s/ Arthur H. Keeney, III
Arthur H. Keeney, III
(President & CEO)

Date: August 12, 2005	By:	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)
(furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)
(furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350
(furnished herewith)