Form 10-Q
period 2005-09-30
ECB BANCORP INC
filed 2005-11-18
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 2017-6

ECB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-2090738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 337, Engelhard, North Carolina	27824
(Address of principal executive offices)	(Zip Code)

(252) 925-9411

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2005, 2,040,042 shares of the registrant’s common stock, $3.50 par value, were outstanding.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004*
	(unaudited)
Assets
Non-interest-bearing deposits and cash	$23,619	$28,263

Total cash and cash equivalents	23,619	28,263

Investment securities
Available-for-sale, at market value (cost of $114,345 and $112,787 at September 30, 2005 and December 31, 2004, respectively)	113,285	112,321

Loans	370,875	329,530
Allowance for loan losses	(4,588)	(4,300)

Loans, net	366,287	325,230

Real estate acquired in settlement of loans, net	—	35
Federal Home Loan Bank common stock, at cost	1,948	1,947
Bank premises and equipment, net	18,193	16,939
Accrued interest receivable	3,543	2,759
Bank owned life insurance	7,371	6,691
Other assets	8,536	7,705

Total Assets	$542,782	$501,890

Liabilities and Shareholders’ Equity
Deposits
Demand, non-interest-bearing	$105,792	$86,216
Demand, interest-bearing	89,384	94,924
Savings	23,162	23,179
Time	238,721	206,814

Total deposits	457,059	411,133

Accrued interest payable	1,408	970
Short-term borrowings	27,513	23,007
Long-term obligations	18,310	31,310
Other liabilities	4,097	3,393

Total liabilities	508,387	469,813

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,040,042 at September 30, 2005 and 2,038,242 at December 31, 2004	7,140	7,134
Capital surplus	5,408	5,360
Retained earnings	22,782	20,176
Deferred compensation - restricted stock	(283)	(306)
Accumulated other comprehensive loss	(652)	(287)

Total shareholders’ equity	34,395	32,077

Total Liabilities and Shareholders’ Equity	$542,782	$501,890

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For three and nine months ended September 30, 2005 and 2004

(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$6,316	$4,716	$17,181	$13,122
Interest on investment securities:
Interest exempt from federal income taxes	288	259	861	805
Taxable interest income	794	826	2,290	2,475
Dividend income	—	19	37	72
FHLB stock dividends	24	12	57	32
Interest on federal funds sold	110	22	188	53

Total interest income	7,532	5,854	20,614	16,559

Interest expense:
Deposits:
Demand accounts	135	103	373	276
Savings	29	29	87	84
Time	1,887	978	4,688	2,637
Short-term borrowings	109	53	343	157
Long-term obligations	405	360	1,157	1,051

Total interest expense	2,565	1,523	6,648	4,205

Net interest income	4,967	4,331	13,966	12,354
Provision for loan losses	150	175	340	575

Net interest income after provision for loan losses	4,817	4,156	13,626	11,779

Noninterest income:
Service charges on deposit accounts	837	850	2,471	2,549
Other service charges and fees	600	530	1,523	1,261
Net gain on sale of securities	—	4	90	296
Income from bank owned life insurance	65	69	190	219
Other operating income	35	31	89	484

Total noninterest income	1,537	1,484	4,363	4,809

Noninterest expenses:
Salaries	1,713	1,498	4,962	4,375
Retirement and other employee benefits	663	610	1,976	1,809
Occupancy	381	319	1,061	979
Equipment	430	415	1,299	1,280
Professional fees	114	70	385	221
Supplies	90	100	252	254
Telephone	121	75	386	284
Postage	51	47	157	166
Other operating expenses	792	839	2,411	2,432

Total noninterest expenses	4,355	3,973	12,889	11,800

Income before income taxes	1,999	1,667	5,100	4,788
Income taxes	632	500	1,515	1,425

Net income	$1,367	$1,167	$3,585	$3,363

Net income per share - basic	$0.68	$0.58	$1.78	$1.67
Net income per share - diluted	$0.67	$0.57	$1.75	$1.65
Weighted-average shares outstanding - basic	2,014,874	2,014,874	2,014,878	2,017,286
Weighted-average shares outstanding - diluted	2,047,098	2,041,232	2,047,607	2,043,932

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Nine months ended September 30, 2005 and 2004

(Dollars in thousands, except per share data)

	Common stock	Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
Balance January 1, 2004	$7,133	$5,360	$18,059	$(150)	$241		$30,643
Unrealized losses, net of income tax benefit of $464					(741)	(741)	(741)
Net income			3,363			3,363	3,363

Total comprehensive income						$2,622

Deferred compensation - restricted stock issuance	31	223		(254)			—
Recognition of deferred compensation - restricted stock				74			74
Repurchase of common stock	(30)	(223)					(253)
Cash dividends ($.4275 per share)			(872)				(872)

Balance September 30, 2004	$7,134	$5,360	$20,550	$(330)	$(500)		$32,214

Balance January 1, 2005	$7,134	$5,360	$20,176	$(306)	$(287)		$32,077
Unrealized losses, net of income tax benefit of $228					(365)	(365)	(365)
Net income			3,585			3,585	3,585

Total comprehensive income						$3,220

Deferred compensation - restricted stock issuance	6	48		(54)			—
Recognition of deferred compensation - restricted stock				77			77
Cash dividends ($.48 per share)			(979)				(979)

Balance September 30, 2005	$7,140	$5,408	$22,782	$(283)	$(652)		$34,395

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2005 and 2004

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,585	$3,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	854	756
Amortization of premium on investment securities, net	194	271
Provision for loan losses	340	575
Gain on sale of securities	(90)	(296)
Deferred compensation - restricted stock	77	74
(Gain) loss on disposal of premises and equipment	(3)	4
Gain on sale of real estate acquired in settlement of loans	(17)	—
Income from bank owned life insurance	(190)	(219)
Increase in accrued interest receivable	(784)	(338)
Increase in other assets	(831)	(1,913)
Increase in accrued interest payable	439	39
Increase in other liabilities, net	895	870

Net cash provided by operating activities	4,469	3,186

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	4,367	22,276
Proceeds from maturities of investment securities classified as available-for-sale	9,329	16,852
Purchases of investment securities classified as available-for-sale	(15,357)	(57,133)
Purchase of Federal Home Loan Bank common stock	(1)	(100)
Purchases of premises and equipment	(2,105)	(4,484)
Purchase of bank owned life insurance	(490)	(405)
Net loan originations	(41,345)	(50,808)

Net cash used by investing activities	(45,602)	(73,802)

Cash flows from financing activities:
Net increase in deposits	45,926	62,251
Net increase in short-term borrowings	4,506	4,901
Origination (retirement) of long-term obligations	(13,000)	2,000
Dividends paid	(943)	(836)
Repurchase of common stock	—	(253)

Net cash provided by financing activities	36,489	68,063

Decrease in cash and cash equivalents	(4,644)	(2,553)
Cash and cash equivalents at beginning of period	28,263	27,384

Cash and cash equivalents at end of period	$23,619	$24,831

Cash paid during the period:
Interest	$6,210	$4,166
Taxes	2,181	1,542

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$326	$290
Unrealized losses on available-for-sale securities, net of deferred taxes	(365)	(741)
Restricted stock issuance	54	254
Transfer of assets into OREO (non-cash change)	—	11

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, The East Carolina Bank (the “Bank”) (Bancorp and the Bank collectively referred to hereafter as the “Company”). The Bank has two wholly owned subsidiaries. ECB Realty, Inc. holds title to five of the Bank’s branch offices that it leases to the Bank. The second subsidiary, ECB Financial Services, Inc., formerly provided courier services to the Bank but is currently inactive. All intercompany transactions and balances are eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties held as collateral for loans.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-KSB should be referenced when reading these unaudited interim financial statements. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(2) Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine-month periods ended September 30, 2005 and 2004, respectively.

	Nine-months ended September 30,
	2005	2004
	(Dollars in thousands)

Balance at the beginning of the period	$4,300	$3,550
Provision for loan losses	340	575
Charge-offs	(85)	(145)
Recoveries	33	121
Net Charge-offs	(52)	(24)

Balance at end of the period	$4,588	$4,101

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted- average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted- average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the nine months ended September 30, 2005 and 2004, diluted weighted- average shares outstanding increased by 17,377 and 11,855, respectively, due to the dilutive impact of restricted stock. For the three months ended September 30, 2005 and 2004, diluted weighted- average shares outstanding increased by 17,267 and 11,704, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted- average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the nine months ended September 30, 2005 and 2004, diluted weighted- average shares outstanding increased by 15,352 and 14,791, respectively, due to the dilutive impact of options. For the three months ended September 30, 2005 and 2004, diluted weighted- average shares outstanding increased by 14,957 and 14,654, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Nine months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic net income per share	$3,585	2,014,878	$1.78

Effect of dilutive securities	—	32,729

Diluted net income per share	$3,585	2,047,607	$1.75

	Nine months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,363	2,017,286	$1.67

Effect of dilutive securities	—	26,646

Diluted net income per share	$3,363	2,043,932	$1.65

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)

Basic net income per share	$1,367	2,014,874	$0.68

Effect of dilutive securities	—	32,224

Diluted net income per share	$1,367	2,047,098	$0.67

	Three months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)

Basic net income per share	$1,167	2,014,874	$0.58

Effect of dilutive securities	—	26,358

Diluted net income per share	$1,167	2,041,232	$0.57

(4) Stock Option Plan

During 1998, we adopted an Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”) which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms.

The Company accounts for its awards pursuant to the Omnibus Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeds the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), requires that entities recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Stock options of 18,087 shares were granted during the nine months ended September 30, 2005. There were no options granted in the same period of 2004.

The Company awarded 1,800 and 8,913 shares of restricted stock during the nine months ended September 30, 2005 and 2004, respectively, resulting in an increase to deferred compensation-restricted stock of $54 thousand and $254 thousand, respectively.

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows:

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$3,585	$3,363
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(5)

Proforma net income	$3,572	3,358

Earnings per share:
Basic – as reported	$1.78	1.67

Basic – proforma	1.77	1.66

Diluted – as reported	1.75	1.65

Diluted – proforma	1.74	1.64

	Three months ended September 30,
	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$1,367	$1,167
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)	(1)

Proforma net income	$1,357	1,166

Earnings per share:
Basic – as reported	$0.68	0.58

Basic – proforma	0.67	0.58

Diluted – as reported	0.67	0.57

Diluted – proforma	0.66	0.57

(5) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit costs include the following components:

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands)

Service cost	$5	$5
Interest cost	32	32
Amortization of loss	—	3

Net periodic postretirement benefit cost	$37	$40

	Three months ended September 30,
	2005	2004
	(Dollars in thousands)

Service cost	$2	$2
Interest cost	11	11
Amortization of loss	—	1

Net periodic postretirement benefit cost	$13	$14

(6) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for more than 12 months, as of September 30, 2005:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities of other U.S. government agencies And corporations	$11,834	$118	$1,950	$37	$13,784	$155
Obligations of states and political subdivisions	5,117	85	7,531	243	12,648	328
Mortgage-backed securities	21,898	197	32,647	859	54,545	1,056

Total	$38,849	$400	$42,128	$1,139	$80,977	$1,539

As of September 30, 2005, management has concluded that the unrealized losses above (which consisted of 80 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 12 months include twenty-six (26) municipal obligations, twenty-one (21) mortgage-backed securities and two (2) securities of U.S. government agencies. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

(7) Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$1,367	$1,167	$3,585	$3,363
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(311)	1,673	(365)	(741)

Total comprehensive income	$1,056	$2,840	$3,220	$2,622

(8) Recent Accounting Pronouncements

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on our consolidated financial statements.

On May 19, 2004, the FASB released FASB Staff Position (FSP) FAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a subsidy for employers that sponsor postretirement health care plans providing prescription drug benefits. The net periodic postretirement benefit cost stated in Note 5 does not reflect any amount associated with the subsidy because we have been unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

In December 2004, the FASB issued SAFS No.123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No.123(R) eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions to be accounted for using fair value based method. In addition, although it does not require use of a binomial lattice model, SFAS No. 123(R) indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options. In April 2005, the Securities Exchange Commission deferred the effective date of SFAS No.123(R) from the interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS No.123(R) is not expected to have a material impact on our consolidated statements of income or balance sheets. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income in the first nine months of 2005 and 2004 would have been lower by $12 thousand and $5 thousand, respectively, using the Black-Scholes model.

(9) Subsequent Event

On October 28, 2005, the Company sold its portfolio of credit card accounts (totaling approximately $2.7 million) to another lender at a 10% premium. Management has not yet completed its final gain calculation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in our Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue”, or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, actions of government regulators, the level of market interest rates, weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business, and general economic conditions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

ECB Bancorp, Inc. is a bank holding company headquartered in Engelhard, North Carolina. Our wholly owned subsidiary, The East Carolina Bank (the “Bank”) is a state-chartered community bank that was founded in 1919. For the purpose of this discussion, “we,” “us” and “our” refers to the Bank and the bank holding company as a single, consolidated entity unless the context otherwise indicates.

As of September 30, 2005, we had consolidated assets of approximately $542.8 million, total loans of approximately $370.9 million, total deposits of approximately $457.1 million and shareholders’ equity of approximately $34.4 million. For the three months ended September 30, 2005, we had net income of $1.4 million or $0.68 basic and $0.67 diluted earnings per share, compared to net income of $1.2 million, or $0.58 basic and $0.57 diluted earnings per share for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we had net income of $3.6 million or $1.78 basic and $1.75 diluted earnings per share, compared to net income of $3.4 million or $1.67 basic and $1.65 diluted earnings per share for the nine months ended September 30, 2004.

During the first and second quarters of 2004, we recorded non-recurring, after-tax gains of approximately $195 thousand and $49 thousand, respectively. The first quarter gain was related to insurance proceeds for property damage sustained during Hurricane Isabel in September 2003, and the second quarter gain was an insurance recovery related to a wire transfer fraud. Absent the non-recurring gains, our net income for the nine months ended September 30, 2004, would have been approximately $3.1 million or $1.55 per basic share and $1.53 per diluted share.

As of December 31, 2004, we had consolidated assets of approximately $501.9 million, total loans of approximately $329.5 million, total deposits of approximately $411.1 million and shareholders’ equity of approximately $32.1 million. In 2004, our net income, including the non-recurring gains described above, was $3.3 million or $1.63 basic and $1.60 diluted earnings per share.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our audited consolidated financial statements included in our 2004 Form 10-KSB. Of these significant accounting policies, we consider our policy regarding the allowance for loan losses to be our most critical accounting policy because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management. For additional discussion concerning our allowance for loan losses and related matters, see “Asset Quality.”

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2005 as compared to the same periods in 2004.

Condensed Consolidated Statements of Income

	For the Three Months Ended	Changes from the Prior Year		For the Nine Months Ended	Changes from the Prior Year

	September 30, 2005	Amount	%	September 30, 2005	Amount	%
		(Dollars in thousands)
Gross interest income	$7,532	$1,678	28.7	$20,614	$4,055	24.5
Gross interest expense	2,565	1,042	68.4	6,648	2,443	58.1

Net interest income	4,967	636	14.7	13,966	1,612	13.0
Provision for loan losses	150	(25)	(14.3)	340	(235)	(40.9)

Net interest income after provision for loan losses	4,817	661	15.9	13,626	1,847	15.7
Noninterest income	1,537	53	3.6	4,363	(446)	(9.3)
Noninterest expense	4,355	382	9.6	12,889	1,089	9.2

Income before income taxes	1,999	332	19.9	5,100	312	6.5
Income tax provision	632	132	26.4	1,515	90	6.3

Net income	$1,367	$200	17.1	$3,585	$222	6.6

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2005 was $5.0 million, an increase of $636 thousand or 14.7% when compared to net interest income of $4.3 million for three months ended September 30, 2004. For the nine months ended September 30, 2005, net interest income was $14.0 million, an increase of $1.6 million or 13.1% when compared to net interest income of $12.4 million for the period in 2004.

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non-interest-bearing deposits.

Interest income increased $1.7 million or 28.7% for the three months ended September 30, 2005 compared to the same three months of 2004. Interest income increased $4.1 million or 24.5% for the nine months ended September 30, 2005 compared to the same nine months of 2004. The increases for the three and nine months ended September 30, 2005 are due to increases in average interest rates earned on our average earning assets and increases in volume of average earning assets of $35.8 million and $34.4 million, respectively, as compared to the same periods in 2004. We funded the increases in interest-earning assets primarily with in-market certificates of deposit and additional wholesale certificates of deposit obtained through an Internet bulletin board service. Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 98 basis points for the quarter ended September 30, 2005 to 6.31% from 5.33% for the same period in 2004. For the first nine months of 2005, the yield on average earning assets, on a tax-equivalent basis, increased 78 basis points to 6.08% compared to 5.30% at September 30, 2004.

Management attributes the increase in the yield on our earning assets to the increase in short-term market interest rates. Between April 1, 2004 and September 30, 2005, the Federal Open Market Committee (“FOMC”) increased short-term rates 275 basis points from 1.00% to 3.75% through a succession of 25 basis point increases. Approximately $226.6 million or 61.1% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 112 basis points for the third quarter of 2005 compared to the third quarter of 2004 and 85 basis points for the nine-month periods ended September 30, 2005 and 2004.

Conversely, our average cost of funds during the third quarter of 2005 was 2.56%, an increase of 94 basis points when compared to 1.62% for the second quarter of 2004. Average rates paid on bank certificates of deposit increased 130 basis points from 1.91% for the quarter ended September 30, 2004 to 3.20% for the quarter ended September 30, 2005, while our average cost of borrowed funds increased 115 basis points during the third quarter of 2005 compared to the same period in 2004. Average rates paid on transaction accounts (NOW, Savings and Money Market) for the quarter ended September 30, 2005 increased 12 basis points when compared to the third quarter of 2004. Total interest expense increased $1.0 million or 73.3% during the third quarter of 2005 compared to the same period in 2004, primarily the result of increased market rates paid on borrowed funds and certificates of deposit. For the nine months ended September 30, 2005, our cost of funds was 2.29%, an increase of 73 basis points when compared to 1.56% for the same period of 2004. Average rates paid on bank certificates of deposit increased 100 basis points from 1.80% to 2.80% for the first nine months of 2005, while our cost of borrowed funds increased 92 basis points compared to the same period a year ago. Average rates paid on transaction accounts (NOW, savings and Money Market) for the nine months ended September 30, 2005 increased 11 basis points when compared to same period of 2004. Total interest expense increased $2.4 million or 57.1% during the nine months of 2005 compared to the same period in 2004, the result of increased volume of interest-bearing liabilities and increased market rates paid these liabilities. The volume of average interest-bearing liabilities increased approximately $27.9 million for the nine months of 2005 compared with the same period in 2004.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing non-interest-bearing deposits in earning assets.

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended September 30, 2005 was 4.20% compared to 3.98% in the third quarter of 2004. For the nine months ended September 30, 2005, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 4.16% compared to 3.99% in the nine months of 2004. The increased net interest margin is the result of the increase in our average earning assets and our earning assets repricing faster than our interest-bearing liabilities in a rising interest rate environment. Average interest-bearing liabilities as a percentage of interest-earning assets was 82.3% for the quarter ended September 30, 2005, compared to 83.4% for the same period in 2004. For the nine months ended September 30, 2005, average interest-bearing liabilities as a percentage of interest-earning assets were 83.8% compared to 84.0% for the nine months ended September 30, 2004.

Throughout 2005, we believe our net interest margin will improve or remain relatively stable due to anticipated target federal funds rate increases by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). However, this expectation may not be realized and our net interest margin could decline if competitive deposit pricing pressure from the increases in interest rates by the Federal Reserve Board causes us to increase the rates we pay on interest-bearing deposits to a greater degree than we currently anticipate.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the Three Months Ended September 30, 2005 compared to 2004

	Average Balance	2005 Yield/ Rate	Income/ Expense	Average Balance	2004 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans - net (1)	$358,739	6.98%	$6,315	$320,263	5.86%	$4,717
Taxable securities	80,417	4.04%	818	85,210	3.94%	844
Non-taxable securities (2)	31,104	5.56%	436	33,190	4.94%	412
Overnight investments	12,733	3.46%	111	8,555	1.02%	22

Total interest- earning assets	482,993	6.31%	$7,680	447,218	5.33%	$5,995
Cash and due from banks	20,824			21,818
Bank premises and equipment, net	17,938			14,745
Other assets	16,795			14,401

Total assets	$538,550			$498,182

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$350,753	2.32%	$2,052	$321,987	1.37%	$1,109
Short-term borrowings	15,239	2.81%	108	19,757	1.07%	53
Long-term obligations	31,310	5.13%	405	31,310	4.59%	361

Total interest-bearing liabilities	397,302	2.56%	2,565	373,054	1.62%	1,523
Non-interest-bearing deposits	103,658			92,663
Other liabilities	3,783			1,754
Shareholders’ equity	33,807			30,711

Total liabilities and shareholders’ equity	$538,550			$498,182

Net interest income and net yield on interest-earning assets (FTE) (3)		4.20%	$5,115		3.98%	$4,472

Interest rate spread (FTE) (4)		3.75%			3.71%

(1)	Average loans include non-accruing loans, net of allowance of loan losses. Amortization of deferred loan fees of $170,000 and $112,000 for periods ended September 30, 2005 and 2004, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $148,000 and $140,000 for periods ended September 30, 2005 and 2004, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets, net of the allowance for loan losses
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the Nine Months Ended September 30, 2005 compared to 2004

	Average Balance	2005 Yield/ Rate	Income/ Expense	Average Balance	2004 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans - net (1)	$343,658	6.68%	$17,181	$300,594	5.83%	$13,122
Taxable securities	78,464	4.02%	2,359	86,160	3.92%	2,529
Non-taxable securities (2)	33,044	5.44%	1,344	34,165	5.06%	1,295
Overnight investments	7,904	3.20%	189	7,778	0.91%	53

Total interest-earning assets	463,070	6.08%	$21,073	428,697	5.30%	$16,999
Cash and due from banks	21,312			21,678
Bank premises and equipment, net	17,551			13,343
Other assets	15,940			13,747

Total assets	$517,873			$477,465

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$338,374	2.03%	$5,148	$308,275	1.30%	$2,996
Short-term borrowings	18,170	2.52%	343	20,409	1.03%	157
Long-term obligations	31,310	4.94%	1,157	31,310	4.49%	1,052

Total interest-bearing liabilities	387,854	2.29%	6,648	359,994	1.56%	4,205
Non-interest-bearing deposits	93,666			84,289
Other liabilities	3,407			2,295
Shareholders’ equity	32,946			30,887

Total liabilities and shareholders’ equity	$517,873			$477,465

Net interest income and net yield on interest-earning assets (FTE) (3)		4.16%	$14,425		3.99%	$12,794

Interest rate spread (FTE) (4)		3.79%			3.74%

(1)	Average loans include non-accruing loans, net of allowance of loan losses. Amortization of deferred loan fees of $462,000 and $311,000 for periods ended September 30, 2005 and 2004, respectively, are included in interest income.

(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $459,000 and $440,000 for periods ended September 30, 2005 and 2004, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets, net of the allowance for loan losses.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following tables present the relative impact on net interest income of average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

For the Three Months Ended September 30, 2005 and 2004

Increase (Decrease) in Interest Income and Expense

Due to Changes in:

	2005 compared to 2004
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$622	$976	$1,598
Taxable securities	(48)	22	(26)
Non-taxable securities (2)	(28)	52	24
Overnight investments	24	65	89

Interest income	570	1,115	1,685

Interest-bearing deposits	134	809	943
Short-term borrowings	(22)	77	55
Long-term obligations	—	44	44

Interest expense	112	930	1,042

Net interest income	$458	$185	$643

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $148,000 and $140,000 for periods ended September 30, 2005 and 2004, respectively.

Change in Interest Income and Expense on Tax Equivalent Basis

For the Nine Months Ended September 30, 2005 and 2004

Increase (Decrease) in Interest Income and Expense

Due to Changes in:

	2005 compared to 2004
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$2,016	$2,043	$4,059
Taxable securities	(229)	59	(170)
Non-taxable securities (2)	(44)	93	49
Overnight investments	2	134	136

Interest income	1,745	2,329	4,074

Interest-bearing deposits	375	1,777	2,152
Short-term borrowings	(30)	216	186
Long-term obligations	—	105	105

Interest expense	345	2,098	2,443

Net interest income	$1,400	$231	$1,631

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $459,000 and $440,000 for nine months ended September 30, 2005 and 2004, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2005 and 2004 was $150 thousand and $175 thousand, respectively. Net charge-offs for the third quarter of 2005 totaled $11 thousand compared to zero net charge-offs during the third quarter of 2004. The provision for loan losses charged to operations during the nine months ended September 30, 2005 and 2004 was $340 thousand and $575 thousand, respectively. Net charge-offs for the nine months ended September 30, 2005 totaled $52 thousand compared to net charge-offs of $24 thousand during the same period of 2004.

The reduction in provision expense during the first nine months of 2005 compared to the same period in 2004 reflects our overall improvement in credit quality within our loan portfolio. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest Income

Noninterest income increased $53 thousand or 3.6% to $1.5 million for the third quarter of this year compared to $1.5 million for the same period in 2004. For the nine months ended September 30, 2005, noninterest income decreased $446 thousand or 9.3% to $4.4 million compared to $4.8 million for the same period in 2004. The increase in noninterest income in the third quarter of 2005 is primarily the result of increased brokerage fees generated by our financial services group. The year to date decrease in noninterest income is primarily due to one-time gains recorded in both the first and second quarters of 2004. In the first quarter of 2004, a $317 thousand gain on insurance proceeds for property damage sustained during Hurricane Isabel in September 2003 was recorded as other income. During the second quarter of 2004, we recorded an insurance recovery of $79 thousand on a wire transfer fraud that was charged-off in late 2003. We recorded a $296 thousand net gain on the sale of securities during the nine-month period of 2004 compared to a $90 thousand net gain on the sale of securities in the same period of 2005. For the quarter ended September 30, 2005, other service charges and fees increased $70 thousand or 13.2% compared to the prior year period principally due to increased brokerage fees of $56 thousand generated by our financial services group. For the nine months ended September 30, 2005 other service charges and fees increased $262 thousand or 20.8% compared to the prior-year period principally due to increased mortgage origination brokerage fees of $208 thousand and financial services fees of $66 thousand. The increase in mortgage origination brokerage fees in the first nine months of 2005 resulted from increases in the number of locations and staff offering mortgage brokerage services compared to the same period of the previous year. During the nine-month period of 2004, we recorded a $317 thousand gain on insurance proceeds for property damage sustained during Hurricane Isabel in September 2003 and an insurance recovery of $79 thousand on a wire transfer fraud that was charged-off in late 2003. The following table presents the components of noninterest income for the three and nine months ended September 30, 2005 and 2004.

	Noninterest Income
	(Dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Service charges on deposit accounts	$837	$850	(1.5)%	$2,471	$2,549	(3.1)%
Other service charges and fees	600	530	13.2	1,523	1,261	20.8
Gain on proceeds of insurance settlements	—	—	—	—	396	—
Net gain on sale of securities	—	4	(100)	90	296	(69.6)
Income from bank owned life insurance	65	69	(5.8)	190	219	(13.2)

Other operating income	35	31	12.9	89	88	1.1

Total noninterest income	$1,537	$1,484	3.6%	$4,363	$4,809	(9.3)%

Noninterest Expense

Noninterest expense for the third quarter of 2005 increased $382 thousand or 9.6% to $4.4 million, compared to $4.0 million incurred in the same period in 2004. For the nine months ended September 30, 2005, noninterest expense increased $1.1 million or 9.2% to $12.9 million compared to $11.8 million in the same prior-year period. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2005 and 2004.

	Noninterest Expense
	(Dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Salaries	$1,713	$1,499	14.3%	$4,962	$4,375	13.4%
Retirement and other employee benefits	662	610	8.5	1,976	1,809	9.2
Occupancy	381	318	19.8	1,061	979	8.4
Equipment	430	416	3.4	1,299	1,280	1.5
Professional fees	114	70	62.9	385	221	74.2
Supplies	90	100	(10.0)	252	254	(0.8)
Telephone	122	75	62.7	386	285	35.4
Postage	51	47	8.5	157	166	(5.4)
Other operating expense	792	838	(5.5)	2,411	2,431	(0.8)

Total noninterest expense	$4,355	$3,973	9.6%	$12,889	$11,800	9.2%

Salaries and benefits increased 12.6% and 12.2%, respectively for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. The increase in salaries and benefits is related to staff additions to accommodate our growth, additional branches and expansion of our mortgage origination department staff. As of September 30, 2005, we had 198 full time equivalent employees and operated 20 full service banking offices and three mortgage loan origination offices.

Professional fees, which include audit, legal and consulting fees, increased $44 thousand or 62.9% to $114 thousand for the three months ended September 30, 2005 relative to the same period in 2004, and increased $164 thousand or 74.2% to $385 thousand for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in professional fees during the third quarter of 2005 compared to the same period in 2004 was principally due to increased audit and accounting fees of $38 thousand. For the nine months ended September 30, 2005, consulting fees increased $79 thousand from $58 thousand for the nine months of 2004 for services pertaining to strategic planning and independent credit review performed during the first quarter of 2005. Audit and accounting fees increased by $77 thousand from $104 thousand for the nine months ended September 30, 2004 compared to the same period in 2005 due to additional year-end control testing in our data processing area and requirements of the Sarbanes-Oxley Act of 2002.

Telephone expense increased $47 thousand or 62.7% and $101 thousand or 35.4% for the three and nine months ended September 30, 2005, respectively, which resulted from adding high speed (T-1) communication lines to our network necessary for future implementation of a new loan and deposit platform and online teller system.

Other operating expenses decreased $46 thousand or 5.5% for the third quarter of 2005 compared to the third quarter of 2004. During the third quarter of 2004 we recorded a loss of $92 thousand for checks paid into overdraft that were deemed non-collectible. For the nine months ended September 30, 2005 compared to the same period in 2004, other operating expense decreased $20 thousand or 0.8%. Increases in ATM network expense of $48 thousand and dues and membership fees of $44 thousand during the 2005 period were offset by the aforementioned check cashing loss recorded in the prior- year period.

Income Tax Expense

We recorded income tax expense of $632 thousand for the third quarter of 2005, compared to $500 thousand for the same period in 2004. Our effective tax rate for the three months ended September 30, 2005 and 2004 was 31.6% and 30.0%, respectively. For the nine months ended September 30, 2005, we recorded income tax expense of $1.5 million, compared to $1.4 million for the same period of 2004. Our effective tax rate for the nine months ended September 30, 2005 and 2004 was 29.7% and 29.8%, respectively. The effective tax rates in both periods differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio.

At December 31, 2004, we recorded a valuation allowance of $534 thousand for certain unrealized capital losses related to perpetual preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). These losses are capital in character and we may not have current capital gain capacity to offset these losses. Due to the sale of such preferred stock during the nine months ending at September 30, 2005, the capital losses have now been realized. As such, the valuation allowance for deferred tax assets was $500 thousand and none at September 30, 2005 and 2004, respectively.

Statement of Financial Condition

Our total assets were $542.8 million at September 30, 2005, $501.9 million at December 31, 2004 and $506.2 million at September 30, 2004. Our asset growth is primarily funded by our deposit growth and retained earnings. For the nine and twelve months ended September 30, 2005, we grew our loans $41.3 million and $38.5 million, respectively. For the nine and twelve months ended September 30, 2005, we grew our deposits $45.9 million and $41.9 million, respectively, through marketing of core deposits and wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets. Year-over-year, our earning assets grew primarily through loan originations.

Loans

As of September 30, 2005, total loans had increased to $370.9 million, up 12.6% from total loans of $329.5 million at December 31, 2004 and up 11.6% from total loans of $332.4 million at September 30, 2004. The increase in loan demand is due, in part, to new businesses that are opening in our markets to take advantage of opportunities in our coastal communities where growth is being driven by a combination of increased tourism and an influx of retirees. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. We believe that general loan growth will remain strong in the near term, although rising market interest rates may reduce loan demand. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if we deem it necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital and liquidity levels.

Asset Quality

The allowance for loan losses is established through a provision for loan losses charged against earnings. The level of the allowance for loan losses reflects management’s best estimate of losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors in determining an adequate loan loss allowance. Our objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

Net charge-offs for the third quarter of 2005 totaled $11 thousand compared to none during the third quarter of 2004. The provision for loan losses charged to operations during the nine months ended September 30, 2005 and 2004 was $340 thousand and $575 thousand, respectively. Net charge-offs for the nine-month period ended September 30, 2005 totaled $52 thousand compared to net charge-offs of $24 thousand during the same period of 2004. The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004.

Analysis of Changes in Allowance for Loan Losses

	For the Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$370,875	$332,355

Average loans outstanding-gross	348,068	304,365

Allowance for loan losses at beginning of period	4,300	3,550
Loans charged off:
Real estate	12	6
Installment loans	42	76
Credit cards and related plans	31	16
Commercial and all other loans	—	17

Total charge-offs	85	115

Recoveries of loans previously charged off:
Real estate	—	—
Installment loans	15	45
Credit cards and related plans	17	2
Commercial and all other loans	1	44

Total recoveries	33	91

Net charge offs	52	24

Provision for loan loses	340	575

Allowance for loan losses at end of period	$4,588	$4,101

Ratios
Annualized net charge offs to average loans during the period	0.02%	0.01%
Allowance for loan losses to loans at period end	1.24	1.23
Allowance for loan losses to nonperforming loans at period end	2,747%	4,317%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $167 thousand and $138 thousand, or 0.05% and 0.04% of loans outstanding, at September 30, 2005 and December 31, 2004, respectively. We had $100 thousand in one loan considered to be impaired under SFAS No. 114 at September 30, 2005, all of which was on non-accrual status, compared to no impaired loans at December 31, 2004. On September 30, 2005, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $167 thousand, and we had no foreclosed properties.

Investment Securities and Other Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: “held-to-maturity” or “available-for-sale.” Currently, none of our investments are classified as held-to-maturity. While we have no plans to liquidate a significant amount of our securities, the securities classified as available-for-sale may be sold to meet liquidity needs should management deem it to be in our best interest.

Our investment securities totaled $113.3 million at September 30, 2005, $112.3 million at December 31, 2004 and $118.6 million at September 30, 2004. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, we have historically used proceeds from investment maturities and calls to originate loans, leading to a reduction in a level of investment securities at September 30, 2005 that was $5.4 million lower than the book value of our investment portfolio at September 30, 2004. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At September 30, 2005, the securities portfolio had unrealized net losses of approximately $1.1 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at September 30, 2005 consisted of U.S. government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS) and tax-exempt municipal securities. The following table shows maturities of the carrying values and weighted- average yields of investment securities held by us at September 30, 2005.

Investment Portfolio Maturity Schedules

	3 Months or Less	Over 3 Months Through 1 Year	Over 1 Year Through 5 Years	Over 5 Years But Within 10 Years	Over 10 Years
Security Type	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Amount/Yield	Total/Yield
	(Dollars in thousands)
Available-for-sale
U.S. Government agency securities	$—	$—	$23,491	$—	$—	$23,491
	—	—	4.08%	—		4.08%
Collateralized mortgage obligations (1)		—	19,830	—	—	19,830
		—	4.11	—	—	4.11
Mortgage-backed securities (1)	—	—	32,736	4,613	957	38,306
	—	—	4.02	4.70%	4.14%	4.10
Tax-exempt municipal securities		926	8,197	12,569	9,966	31,658
		6.00%	5.42	5.59	5.86%	5.64

Total investments	$—	$926	$84,254	$17,182	$10,923	$113,285

	—	6.00%	4.19%	5.35%	5.71%	4.52%

(1)	Mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions. Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The weighted- average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At September 30, 2005, the market value of the investment portfolio was approximately $1.1 million below its book value, which is primarily the result of higher market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of September 30, 2005, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of September 30, 2005 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$35,078	$34,379
Federal Home Loan Mortgage Corporation	17,072	16,766
Federal Home Loan Banks	18,267	18,176
Government National Mortgage Association	8,026	7,971
Federal Farm Credit Bank	4,331	4,335

At September 30, 2005, we held $7.4 million in bank owned life insurance, compared to $6.7 million and $6.6 million at December 31, 2004 and September 30, 2004, respectively.

Deposits and Other Borrowings

Deposits increased to $457.1 million, up 11.2% as of September 30, 2005 compared to deposits of $411.1 million at December 31, 2004 and up 10.1% compared to deposits of $415.2 million at September 30, 2004. We attribute our deposit growth during the nine and twelve months ended September 30, 2005 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. For this reason, we currently are replacing two existing branches with more convenient, modern branches. We anticipate that our deposits will continue to increase throughout 2005.

Federal funds purchased and securities sold under agreements to repurchase were $14.5 million as of September 30, 2005 compared to $20.0 million at December 31, 2004 and $14.6 million at September 30, 2004, respectively. The decrease in federal funds purchased and repurchase agreements, as compared to year-end 2004, is primarily due to cash flow from our investment portfolio used to pay off federal funds purchased and the reduction of repurchase agreements outstanding.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of September 30, 2005.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
February 18, 2004	Fixed rate	$5,000	2 years	2.06%	February 21, 2006
July 7, 2001	Fixed rate	5,000	5 years	5.79	July 6, 2006
September 19, 2002	Fixed rate	3,000	4 years	3.46	September 19, 2006
September 19, 2002	Fixed rate	3,000	5 years	3.70	September 19, 2007
July 7, 2001	Convertible	5,000	10 years	4.44	July 6, 2011

	Total borrowings: $21,000		Composite rate: 3.95%

Long-Term Obligations

On June 26, 2002 we completed a private issuance of $10.0 million in trust preferred securities as part of a pooled resecuritization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate and is payable quarterly. We have used the net proceeds for market expansion, the repurchase of our stock and for other corporate and strategic purposes.

Liquidity

Liquidity refers to our continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) lines for the purchase of federal funds from other banks; (d) lines of credit established at the Federal Home Loan Bank, less existing advances; and (e) our investment securities portfolio. All our debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, retail repurchase agreements and the Bank’s capital position. To date, these core funds, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, have been adequate to fund loan demand in our market areas, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes. It is anticipated that funding sources in the future will include continued use of brokered deposits and, additionally, institutional deposits obtained through the Internet.

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $100.4 million and $87.0 million of advances from the FHLB at December 31, 2004 and 2003, respectively. At September 30, 2005, we had outstanding FHLB advances totaling $21.0 million compared to $24.0 million, and $24.0 million at December 31, 2004 and September 30, 2004, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2005, we owned 20,827 shares of the FHLB’s $100 par value capital stock, compared to 19,465 and 12,000 shares at December 31, 2004 and September 30, 2004, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $22.0 million available to us at September 30, 2005 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2005, we had $4.9 million of borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of September 30, 2005, we had $261 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. In addition, we enter into contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments in the ordinary course of our business.

The following tables set forth our commercial commitments and contractual payment obligations as of September 30, 2005.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4- 5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$85,477	$63,554	$1,515	$1,173	$19,235
Standby letters of credit	900	—	900	—	—

Total commercial commitments	$86,377	$63,554	$2,415	$1,173	$19,235

	Payments Due
Contractual Obligations	Total	Less than 1 year	1-3 years	4- 5 years	More than 5 years
	(Dollars in thousands)
Long-term obligations	$18,310	$—	$3,000	$—	$15,310
Short-term borrowings	27,513	27,513	—	—	—
Operating leases	3,679	556	1,059	431	1,633
Deposits	457,059	408,084	48,975	—	—

Total contractual obligations	$506,561	$436,153	$53,034	$431	$16,943

Net cash provided by operations during the nine months ended September 30, 2005 totaled $4.5 million, compared to net cash provided by operations of $3.2 million for the same period in 2004. Net cash used in investing activities decreased to $45.6 million for the nine months ended September 30, 2005, as compared to $73.8 million for the same period in 2004 primarily due to the decrease in the purchases of investment securities. Net cash provided by financing activities decreased to $36.5 million for the first nine months of 2005, compared to $68.1 million for the same period in 2004 due to lower deposit growth and decreased reliance on other borrowings. Cash and cash equivalents at September 30, 2005 was $23.6 million compared to $24.8 million at September 30, 2004.

Capital Resources

Shareholders’ Equity

Shareholders’ equity increased by approximately $2.3 million to $34.4 million at September 30, 2005 from $32.1 million at December 31, 2004, as we generated net income of $3.6 million and recognized deferred compensation of $77 thousand on restricted stock awards. We experienced an increase in net unrealized losses on available-for-sale securities of $365 thousand and we declared cash dividends of $979 thousand or $0.48 per share during the nine months of 2005.

Shareholders’ equity increased $1.6 million from $30.6 million at December 31, 2003 to $32.2 million at September 30, 2004, as we generated net income of $3.4 million and recognized deferred compensation of $74 thousand on restricted stock awards. We experienced an increase in net unrealized losses on available-for-sale securities of $741 thousand and we declared cash dividends of $872 thousand or $0.4275 per share during the nine months of 2004. We repurchased 8,600 shares or $253 thousand of our stock during the nine-month period of 2004.

We are subject to various regulatory capital requirements administered by our federal banking regulators. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by these regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines involving quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2005, we and the Bank met all capital adequacy requirements to which we are subject.

Based on the most recent notification from the FDIC, the Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions		Minimum required for capital adequacy purposes		Our Ratio	Bank’s Ratio
	Ratio		Ratio
As of September 30, 2005:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.35%	8.30%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	10.46	10.42
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	11.53	11.48
As of December 31, 2004:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.43%	8.32%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	10.86	10.73
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	11.96	11.82
As of September 30, 2004:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.29%	8.24%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	10.78	10.72
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	11.84	11.79

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity.”

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-KSB Annual Report for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

As of September 30, 2005, the end of the period covered by this report, Bancorp carried out an evaluation under the supervision and with the participation of the Company’s management, including Bancorp’s Chief Executive Officer and Chief Financial Officer,

of the effectiveness of the design and operation of Bancorp’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, Bancorp and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Bancorp’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Bancorp in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2005 and that had materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting. Bancorp reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC.
(Registrant)

Date:	November 16, 2005	By:	/s/ Arthur H. Keeney
Arthur H. Keeney, III
(President & CEO)

Date:	November 16, 2005	By:	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)