Form 10-K
period 2005-12-31
ECB BANCORP INC
filed 2006-03-06
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 0-24753

ECB BANCORP, INC.

(Name of Registrant as specified in its charter)

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
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

$41,921,041

On February 28, 2006, there were 2,040,042 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting are incorporated into Part III of this Report.

PART I

When used in this Report, the terms “we,” “us,” “our” and similar terms refer to the registrant, ECB Bancorp, Inc. The term “Bank” refers to our bank subsidiary, The East Carolina Bank.

Item 1.    Description of Business.

General

We are a North Carolina corporation organized during 1998 by the Bank and at the direction of its Board of Directors to serve as the Bank’s parent holding company. We operate as a bank holding company registered with the Federal Reserve Board, and our primary business activity is owning the Bank and promoting its banking business. Through the Bank, we engage in a general, community-oriented commercial and consumer banking business.

The Bank is an insured, North Carolina-chartered bank that began operations in 1920. Its deposits are insured under the FDIC’s Bank Insurance Fund to the maximum amount permitted by law, and it is subject to supervision and regulation by the FDIC and the North Carolina Commissioner of Banks. The Bank has one active subsidiary, ECB Realty, Inc., which holds title to five of the Bank’s branch offices that it leases to the Bank.

Like other community banks, our net income depends primarily on our net interest income, which is the difference between the interest income we earn on loans, investment assets and other interest-earning assets, and the interest we pay on deposits and other interest-bearing liabilities. To a lesser extent, our net income also is affected by noninterest income we derive principally from fees and charges for our services, as well as the level of our noninterest expenses, such as expenses related to our banking facilities and salaries and employee benefits.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of small and medium-sized businesses and individuals in our banking markets, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market interest rates (primarily the rates paid on competing investments), account maturities and the levels of personal income and savings in our banking markets.

Our and the Bank’s headquarters are located at 35050 U.S. Highway 264 East in Engelhard, North Carolina, and our telephone number at that address is (252) 925-9411.

Business Offices and Banking Markets

The Bank has 20 full-service banking offices located in twelve North Carolina counties. Our banking markets are located east of the Interstate Highway 95 corridor in portions of the Coastal Plain region of North Carolina which extends from the Virginia border along the coast of North Carolina to the South Carolina border. Within that region, we subdivide our banking markets into four banking regions. The following table lists our branch offices in each banking region.

Region	Branches	County

Outer Banks Region	Currituck	Currituck
	Southern Shores/Kitty Hawk	Dare
	Nags Head	Dare
	Manteo	Dare
	Avon	Dare
	Hatteras	Dare
	Ocracoke	Hyde

Western Region	Greenville (two offices)	Pitt
	New Bern	Craven
	Wilmington	New Hanover

Pamlico Region	Engelhard	Hyde
	Swan Quarter	Hyde
	Fairfield	Hyde
	Washington	Beaufort
	Williamston	Martin
	Morehead City	Carteret

Albemarle Region	Columbia	Tyrrell
	Creswell	Washington
	Hertford	Perquimans

Competition

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and competition among financial institutions of all types has increased significantly.

Banking also is highly competitive in our banking markets, and customers tend to aggressively “shop” the terms of both their loans and deposits. North Carolina is home to two of the largest commercial banks in the United States, each of which has branches located in our banking markets, and we compete with other commercial banks, savings banks and credit unions, including three banks headquartered or controlled by companies headquartered outside of North Carolina but that have offices in our banking markets. According to the most recent market share data published by the FDIC, on June 30, 2005 there were 222 offices of 26 different FDIC-insured depository institutions (including us) in the 12 counties in which we have banking offices. Three of those banks (Wachovia, BB&T and First-Citizens Bank) controlled an aggregate of approximately 53% of all deposits in the 12-county area held by those 26 institutions, while we held approximately 5% of total deposits.

We believe community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from customers of other financial institutions who become dissatisfied as their financial institutions grow larger. Additionally, we believe continued growth in our banking markets provides us with an opportunity to capture new deposits from new residents.

Almost all our customers are small- and medium-sized businesses and individuals. We try to differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. We also depend on our reputation as a community bank in our banking markets, our involvement in the communities we serve, the experience of our senior management team, and the quality of our associates. We believe that our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans based on collateral quality and personal knowledge of our customers.

Services

Our banking operations are primarily retail oriented and directed toward small- and medium-sized businesses and individuals located in our banking markets. We derive the majority of our deposits and loans from customers in our banking markets, but we also make loans and have deposit relationships with commercial and consumer customers in areas surrounding our immediate banking markets. We also market certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we accept “brokered” deposits. We provide most traditional commercial and consumer banking services, but our principal activities are taking demand and time deposits and making commercial and consumer loans. Our primary source of revenue is interest income we derive from our lending activities.

Lending Activities

General.    We make a variety of commercial and consumer loans to small- and medium-sized businesses and individuals for various business and personal purposes, including term and installment loans, business and personal lines of credit, equity lines of credit and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, consumer installment loans, commercial and industrial loans (including agricultural production loans), and credit cards and related plans. We previously issued credit cards directly to our customers; however, during October 2005, we sold our portfolio of credit card accounts (totaling approximately $2.7 million) to another lender. We currently make credit card services available to our customers through a correspondent relationship. Statistical information about our loan portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). On December 31, 2005, loans amounting to approximately 75.0% of our loan portfolio were classified as real estate loans. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are funded by and closed in the name of other lenders, or funded by us and sold to other lenders after closing. Those arrangements permit us to make long-term residential loans available to our customers and generate fee income but avoid risks associated with those loans in our loan portfolio.

Commercial real estate and construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Repayment of commercial real estate loans may depend on the successful operation of income producing properties, a business, or a real estate project and, therefore, may, to a greater extent than in the case of other loans, be subject to the risk of adverse conditions in the economy generally or in the real estate market in particular.

Construction loans involve special risks because loan funds are advanced on the security of houses or other improvements that are under construction and are of uncertain value before construction is complete. For that reason, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. To reduce these risks, we generally limit loan amounts to 85% of the projected “as built” appraised values of our collateral on completion of construction. For larger projects, we include amounts for contingencies in our construction cost estimates. We generally require a qualified permanent financing commitment from an outside lender unless we have agreed to convert the construction loan to permanent financing ourselves.

On December 31, 2005, our construction and acquisition and development loans (consumer and commercial) amounted to approximately 23.6% of our loan portfolio, and our other commercial real estate loans amounted to approximately 31.8% of our loan portfolio.

Our real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2005, our home equity lines of credit amounted to approximately 5.3% of our loan portfolio.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. This generally reflects our efforts to reduce credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose. Substantially all of our real estate loans are secured by real property located in or near our banking markets. Our real estate loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years and provide for payments based on amortization schedules of less than 20 years. A real estate loan with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2005, our consumer installment loans made up approximately 2.2% of our loan portfolio, and approximately 16.6% of the aggregate outstanding balances of those loans were unsecured. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 15 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

Consumer installment loans involve greater risks than other loans, particularly in the case of loans that are unsecured or secured by depreciating assets. When damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency may not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts is highly dependent on the continuing financial stability of our borrowers, and our collection of consumer installment loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes any loan secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2005, our commercial and industrial loans made up approximately 16.9% of our loan portfolio, and approximately 12.9% of the aggregate outstanding balances of those loans represented unsecured loans. Those loans included approximately $16.4 million, or approximately 4.2% of our total loans, to borrowers engaged in agriculture, commercial fishing or seafood-related businesses. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    We price our loans under policies established as a part of our asset/liability management function. For larger loans, we use a pricing model developed by an outside vendor to reduce our exposure to interest rate risk on fixed and variable rate loans that have maturities of longer than three years. On December 31, 2005, approximately 57.9% of the total dollar amount of our loans accrued interest at variable rates.

Loan Administration and Underwriting.    We make loans based, to a great extent, on our assessment of borrowers’ income, cash flow, net worth, sources of repayment and character. The principal risk associated with each of the categories of our loans is the creditworthiness of our borrowers, and our loans may be viewed as involving a higher degree of credit risk than is the case with some other types of loans, such as long-term residential mortgage loans, in which greater emphasis is placed on collateral values. To manage this risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines and standards for loan underwriting and risk assessment, and procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure and to test our compliance with our credit policies and procedures.

The loan underwriting standards we use include an evaluation of various factors, including a loan applicant’s income, cash flow, payment history on other debts, and ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration in the loan approval process, our underwriting process for secured loans also includes analysis of the value of the proposed collateral in relation to the proposed loan amount. We consider the value of collateral, the degree of certainty of that value, the marketability of the collateral in the event of foreclosure or repossession, and the likelihood of depreciation in the collateral value.

Our Board of Directors has approved levels of lending authority for lending and credit personnel based on our aggregate credit exposure to a borrower. A loan that satisfies the Bank’s loan policies and is within a lending officer’s assigned authority may be approved by that officer alone. Loans involving aggregate credit exposures in excess of a lending officer’s authority may be approved by a Credit Policy Officer in our Loan Administration Department up to the amount of that officer’s authority. Above those amounts, a secured or unsecured loan involving an aggregate exposure to a single relationship of up to $2 million may be approved either by our Chief Executive Officer or Chief Credit Officer, and a loan involving an aggregate exposure to a single relationship of up to $3 million may be approved by our General Loan Committee which consists of our Chief Executive Officer, Chief Operating Officer and Chief Credit Officer. A loan that exceeds the approval authority of that Committee, and, notwithstanding the above credit authorities, any single loan in excess of $2 million, must be approved by the Executive Committee of our Board of Directors.

When a loan is made, our lending officer handling that loan assigns it a grade based on various underwriting and other criteria under our risk grading procedures. Any proposed loan that grades below a threshold set by our Board of Directors must be reviewed by a Credit Policy Officer before it can be made, even if the loan amount is within the loan officer’s approval authority. The grades assigned to loans we make indicate the level of ongoing review and attention we will give to those loans to protect our position and reduce loss exposure.

After loans are made, they are reviewed by our Loan Administration personnel for adequacy of contract documentation, compliance with regulatory requirements, and documentation of compliance with our loan underwriting criteria. Also, our Credit Policy Officers conduct detailed reviews of selected loans based on various criteria, including loan type, amount, collateral, and borrower identity, and the particular lending officer’s or branch’s lending history. These reviews include at least 10% of the loans made by each lending officer. All loans involving an aggregate exposure of $2 million or more ultimately are reviewed after funding by the Executive Committee of our Board of Directors. Each loan involving an aggregate exposure of more than $500,000 is required to be reviewed at least annually by the lending officer who originated the loan, and those reviews are monitored by a Credit Policy Officer. Loan Administration personnel also periodically review various loans based on various criteria, and we retain the services of an independent credit risk management consultant to annually review our problem loans, a random sampling of performing loans related to our larger aggregate credit exposures, and selected other loans.

During the life of each loan, its grade is reviewed and validated or modified to reflect changes in circumstances and risk. We generally place a loan on a nonaccrual status when it becomes 90 days past due or whenever we believe collection of that loan has become doubtful. We charge off loans when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Our Special Assets Coordinator, who reports directly to our Chief Credit Officer, monitors the overall performance of our loan portfolio, monitors the collection activities of our lending officers, and directly supervises collection actions that involve legal action or bankruptcies.

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each month. On December 31, 2005, our allowance was $4.7 million and amounted to 1.20% of our total loans and approximately 7,154% of our nonperforming loans.

On December 31, 2005, our nonperforming loans (consisting of non-accrual loans, loans past due greater than 90 days and still accruing interest, and restructured loans) amounted to approximately $65 thousand, and we had no foreclosed properties on our books. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Seasonality and Cycles

Because the local economies of communities in our Outer Banks, Albemarle, and Pamlico Regions depend, to a large extent, on tourism and agribusiness (including seafood related businesses), historically there has been an element of seasonality in our business in those regions. However, more recently, the extent to which seasonality affects our business has diminished somewhat, largely as a result of a shift away from the seasonal population growth that once characterized many of our coastal communities and toward a more year-round economy resulting from increasing numbers of permanent residents and retirees relocating to these markets. The seasonal patterns that once characterized agribusiness also have been lessened with agricultural product diversification, the year round marketing and sales of agricultural commodities, and agribusiness tax and financial planning.

We do not believe we have any one customer from whom more than 10% of our revenues are derived. However, we have multiple customers, commercial and retail, that are directly or indirectly affected by, or engaged in businesses related to, the tourism and agribusiness industries and that, in the aggregate, historically have provided greater than 10% of our revenues.

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2005, our time deposits of $100,000 or more amounted to approximately $122.3 million, or approximately 26.3% of our total deposits. We derive the majority of our deposits from within our banking market. However, we also accept deposits through deposit brokers and market our certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we generate a significant amount of out-of-market deposits in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2005, our out-of-market deposits amounted to approximately $73.0 million, or approximately 15.7% of our total deposits and approximately 29.3% of our total certificates of deposit.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

On December 31, 2005, our investment portfolio totaled approximately $104.7 million and included municipal securities, mortgage-backed securities guaranteed by the Government National Mortgage Association or issued by the Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation (including collateralized mortgage obligations), and securities issued by U.S. government-sponsored agencies. We have classified all of our securities as “available-for-sale,” and we analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

On December 31, 2005, the Bank employed 191 full-time employees (including our executive officers), and 12 part-time employees. We have no separate employees of our own. The Bank is not party to any collective bargaining agreement with its employees, and we consider the Bank’s relations with its employees to be good.

Legal Proceedings

From time to time we may become involved in legal proceedings in the ordinary course of our business. However, subject to the uncertainties inherent in any litigation, we believe that no pending or threatened proceedings are likely to result in a material adverse change in our financial condition or operating results.

Supervision and Regulation

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a summary of some of the basic statutes and regulations that apply to us. However, it is not a complete discussion of all the laws that affect our business, and it is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal being described.

General.    We are a bank holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the FRB’s prior approval. Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

The Bank is an insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s Bank Insurance Fund, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is not a member of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (1) the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and (2) the Bank is in compliance with applicable capital standards. Insured banks also are prohibited generally from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Commissioner and the FDIC regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the Commissioner and the FDIC containing detailed financial and other information about its affairs. The Commissioner and the FDIC have broad powers to enforce laws and regulations that apply to the Bank and to require corrective action of conditions that affect its safety and soundness. These powers include, among others, issuing cease and desist orders, imposing civil penalties, removing officers and directors, and otherwise intervening in the Bank’s operation and management if examinations of the Bank and the reports it files indicate the need to do so.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and, though it is not a member bank of the Federal Reserve System, by the monetary and fiscal policies of the FRB. The FRB’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on commercial bank loans.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

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

The GLB Act has expanded opportunities for us and the Bank to provide other services and obtain other revenues in the future. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. To date we have not elected to become a “financial holding company.”

Payment of Dividends.    Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank.

In general, the Bank may pay dividends only from its undivided profits. However, if its surplus is less than 50% of our paid-in capital stock, the Bank’s directors may not declare any cash dividend until it has transferred to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

Federal law prohibits the Bank from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the “FDIA”). Also, if in the FDIC’s opinion an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. (See “—Prompt Corrective Action” below.) The FDIC has issued policy statements which provide that insured banks generally should pay dividends only out of their current operating earnings. Also, under the FDIA no dividend may be paid by an FDIC-insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also may be affected or limited by other factors, such as events or circumstances that lead the FDIC to require the Bank to maintain its capital above regulatory guidelines.

In the future, our ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of our operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and other relevant considerations.

Capital Adequacy.    We and the Bank are required to comply with the FRB’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The FRB and FDIC have issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with regulatory capital requirements.

Under the risk-based capital guidelines, the minimum ratio (“Total Capital Ratio”) of an entity’s total capital (“Total Capital”) to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remaining Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, is 3.0% for entities that meet specified criteria, including having the highest regulatory rating. All other entities generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets. A bank’s “Tangible Leverage Ratio” (deducting all intangibles) and other indicators of capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FRB and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluating capital adequacy. Banks with excessive interest rate risk exposure must hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

The following table lists our consolidated regulatory capital ratios, and the Bank’s separate regulatory capital ratios, at December 31, 2005. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum required ratios	Required to be “well capitalized”	Our consolidated capital ratios	The Bank’s capital ratios
Leverage Capital Ratio (Tier 1 Capital to average assets	3.0%	5.0%	8.43%	8.39%
Risk-based capital ratios: Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets	4.0%	6.0%	10.32%	10.28%
Total Capital Ratio (Total Capital to risk-weighted assets	8.0%	10.0%	11.36%	11.32%

Our capital categories are determined only for the purpose of applying the “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of overall financial condition or prospects for other purposes. A failure to meet capital guidelines could subject us to a variety of enforcement remedies under those rules, including issuance of a capital directive, termination of FDIC deposit insurance, a prohibition on taking brokered deposits, and other restrictions on our business. As described below, substantial additional restrictions can be imposed on banks that fail to meet applicable capital requirements. (See “—Prompt Corrective Action” below.)

Prompt Corrective Action.    Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,”

“adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and it is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend on the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is considered “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see “—Capital Adequacy” above), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a lower capitalization category than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law. On December 31, 2005, our capital ratios were at levels to qualify us as “well capitalized.”

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required on the first $7.8 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $7.8 million and $48.3 million, and reserves equal to 10.0% on aggregate balances in excess of $48.3 million. The FRB may adjust these percentages from time to time. Because our reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

FDIC Insurance Assessments.    The FDIC uses a risk-based assessment system that takes into account risks attributable to different categories and concentrations of assets and liabilities in calculating deposit insurance assessments to be paid by insured banks. The risk-based assessment system categorizes banks as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. The FDIC also assigns banks to one of three supervisory subgroups within each capital group. The particular subgroup to which a bank is assigned is based on a supervisory evaluation by the bank’s primary federal banking regulator and other information the FDIC determines to be relevant to the bank’s financial condition and the risk posed to the deposit insurance funds (which, in the Bank’s case, may include information provided by the Commissioner). A different assessment rate (ranging from zero to 27 basis points) is determined based on a bank’s capital category and supervisory subgroup. If the Bank’s capital classification were to drop to “adequately capitalized,” its assessment rate would increase until it restored and maintained its capital at a “well capitalized” level. A higher assessment rate would increase the assessments the Bank pays the FDIC for deposit insurance.

Under the FDIA, the FDIC may terminate the Bank’s deposit insurance if it finds that it has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The FDIC is responsible for maintaining the adequacy of the federal deposit insurance funds, and the amount the Bank pays for deposit insurance is influenced not only by its capital category and supervisory subgroup but also by the adequacy of the insurance funds from time to time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds an increase is necessary to adequately maintain the insurance funds.

Federal Deposit Insurance Reform.    On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitlzed financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Restrictions on Transactions with Affiliates.    The Bank is subject to the provisions of Section 23A of the Federal Reserve Act which, among other things, places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;

•	the amount of a bank’s loans or extensions of credit to third parties collateralized by securities or obligations of the bank’s affiliates; and

•	a bank’s issuance of a guarantee, acceptance or letter of credit for its affiliates.

The total amount of these transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We also must comply with other provisions under Section 23A that are designed to avoid the taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit a bank or its subsidiaries generally from engaging in transactions with its affiliates unless theose transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as would apply in comparable transactions with nonaffiliated companies.

Federal law also restricts the Bank’s ability to extend credit to its and our executive officers, directors, principal shareholders and their related interests. These credit extensions (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Interstate Banking and Branching.    The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or any state could “opt out” and thereby prohibit interstate branching in that state by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services it believes are best suited to its particular community. The CRA requires the federal banking regulators, in their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. We received an “outstanding” rating in our last CRA examination during 2003.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on all financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening, and rules promoting cooperation among financial institutions, regulators and law enforcement agencies in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The Act imposes significant new requirements on all public companies. Some provisions of the Act became effective immediately while others are still being implemented.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new corporate whistleblower protection.

The Act also required the various securities exchanges, including The Nasdaq Stock Market, to prohibit the listing of a company’s stock unless that company complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval, by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules, or by committees made up of “independent” directors. Because our common stock is listed for trading on The Nasdaq SmallCap Market, we are subject to those provisions of the Act and to corporate governance requirements of The Nasdaq Stock Market.

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions.

Item 1A.    Risk Factors

The following summary describes factors we believe are material risks that apply to our business. Our discussions of these risks include forward-looking statements, and our actual results may differ substantially from results described in the forward-looking statements. In addition to the risks described below and investment risks that apply in the case of any financial institution, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

Risks Related to Our Business

•	Our business strategy includes the continuation of our growth plans, and our financial condition and operating results could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. We have opened three de novo branch offices since May 2003, and we have tentative plans to open two de novo branches during 2007. Consistent with our business strategy, and to sustain our growth, in the future we may establish other de novo branches or acquire other financial institutions or their branch offices.

Our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are experiencing growth. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets, or that expansion will not adversely affect our operating results. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or operating results, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated, or declines, our operating results could be materially affected in an adverse way.

Our ability to successfully grow will depend on a variety of factors, including continued availability of desirable business opportunities and the competitive response from other financial institutions. Due to personnel and fixed asset costs of de novo branching, any new branch offices we establish may operate at a loss until we can establish a sufficient base of business to operate profitably. Also, in establishing a new office in a new market, we likely would be faced with competitors with greater knowledge of that local market. Although we believe we have management resources and internal systems in place to successfully manage our future growth, we will need to hire and rely on well-trained local managers who have local affiliations and to whom we may need to give significant autonomy. We cannot assure you that any de novo or other branch office we establish or acquire will not, for some period of time, operate at a loss and have an adverse effect on our earnings, that we will be able to hire managers who can successfully operate any new branch offices, or that we will become an effective competitor in any new banking market.

•	Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in eastern North Carolina. Consistent with our community banking philosophy, a majority of our customers are located in and do business in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans. The local economies of the coastal communities in our banking markets are heavily dependent on the tourism industry. If the economies of our banking markets are adversely affected by a general economic downturn or by other specific events or trends, including a significant decline in the tourism industry in our coastal communities, the resulting economic impact could have a direct adverse effect on our operating results. Adverse economic conditions in our banking markets could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results. We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies. And, we cannot assure you that we will benefit from any market growth or favorable economic conditions in our banking markets even if they do occur.

Any adverse market or economic conditions in North Carolina, particularly in the real estate, agricultural, seafood or tourism industries, may disproportionately increase the risk our borrowers will be unable to make their loan payments. Also, the market value of real estate securing our loans could be adversely affected by unfavorable changes in market and economic conditions. On December 31, 2005, approximately 75.0% of the total dollar amount of our loan portfolio was secured by liens on real estate, with approximately 5.3% of our portfolio representing home equity lines of credit. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in North Carolina could adversely affect the value of our assets, revenues, operating results and financial condition.

•	Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or operating results.

The economy of North Carolina’s coastal region is affected by adverse weather events, particularly hurricanes. Our banking markets lie primarily in coastal communities, and we cannot predict whether or to what extent damage caused by future hurricanes will affect our operations, our customers or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses.

•	Future expansion involves risks.

In the future we may acquire other financial institutions or parts of those institutions, and we may establish de novo branch offices. Although we currently have no agreements or understandings for any acquisition, we will evaluate opportunities to establish or acquire branches that complement or expand our business. Acquisitions and mergers involve a number of risks, including the risk that:

•	we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

•	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

•	there may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;

•	we may not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our operating results or dilution to our existing shareholders;

•	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business;

•	we may enter new markets where we lack local experience;

•	we may introduce new products and services we are not equipped to manage;

•	we may incur goodwill in connection with an acquisition, or the goodwill we incur may become impaired, which results in adverse short-term effects on our operating results; or

•	we may lose key employees and customers.

We cannot assure you that we will have opportunities to acquire or establish any new branches, or that we will be able to negotiate, finance or complete any acquisitions available to us. We may incur substantial costs in expanding, and we cannot assure you that any expansion will benefit us, or that we will be able to successfully integrate any banking offices that we acquire into our operations or retain the deposit and loan customers of those offices. Additionally, we may experience disruption and incur unexpected expenses in branch acquisitions we complete, which may have a material adverse effect on our business, operating results or financial condition. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with acquisitions, which could cause ownership and economic dilution to you.

•	Our increasing volume of loans makes loan quality more difficult to control. Increased loan losses could affect the value of our common stock.

While growth in earning assets is desirable in a community bank, it can have adverse consequences if it is not well managed. For example, rapid increases in our loans could cause future loan losses if we cannot properly underwrite increasing volumes of loans as they are made and adequately monitor a larger loan portfolio to detect and deal with loan problems as they occur. Our business strategy calls for us to continue to grow in our existing banking markets (internally and through additional offices) and expand into new markets as appropriate opportunities arise. Because collection problems with some loans often do not arise until those loans have been in existence for some period of time, we cannot assure you that we will not have future problems collecting loans that now are performing according to their terms.

•	An inadequate loan loss allowance would reduce our earnings and could adversely affect the value of our common stock.

We use underwriting procedures and criteria we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios, and we cannot assure you that all our borrowers will repay their loans. Regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans.

We maintain an allowance for loan losses based on our current judgments about the credit quality of our loan portfolio. On December 31, 2005, our allowance totaled 1.20% of our total loans and approximately 7,154% of our nonperforming loans. In determining the amount of the allowance, our management and Board of Directors consider relevant internal and external factors that affect loan collectibility. However, if delinquency levels increase or we incur higher than expected loan losses in the future, we cannot assure you that our allowance will be adequate to cover resulting losses. Charging future loan losses against the allowance may require us to increase our provision to the allowance, which would reduce our net income. So, without regard to the adequacy of our allowance, loan losses could have an adverse effect on our operating results and, depending on the magnitude of those losses, that effect could be material.

•	Building market share through our de novo branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in eastern North Carolina through our de novo branching strategy, and we have identified several sites for possible future de novo branches. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year. Therefore, any new branches we open can be expected to negatively affect our operating results until those branches reach a size at which they become profitable. Our expenses also could be increased if there are delays in opening any new branches. Finally, we cannot assure you that any new branches we open will be successful, even after they have become established.

•	Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or even grow our business at all. Also, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations, and competition also may impede or restrict our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our operating results and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

•	We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. On December 31, 2005, our three capital ratios were well above “well capitalized” levels under bank regulatory guidelines.

However, our business strategy calls for us to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. If our capital ratios fell below “well capitalized” levels, our FDIC deposit insurance assessment rate would increase until we restored and maintained our capital at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments we pay the FDIC for deposit insurance, which would adversely affect our operating results.

If, in the future, we need to increase our capital to fund additional growth or satisfy regulatory requirements, our ability to raise that additional capital will depend on conditions at that time in the capital markets that are outside our control, and on our financial performance. We cannot assure you that we will be able to raise additional capital on terms favorable to us or at all. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

•	Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Changes in interest rates can have different effects on various aspects of our business, particularly our net interest income. Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to remain profitable.

On December 31, 2005, we had a negative one-year cumulative interest sensitivity gap ratio of 17.4%. That means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings. In our one-year cumulative interest sensitivity gap analysis, our savings, NOW and Money Market accounts, which totalled approximately $117.2 million at December 31, 2005, were treated as repricing immediately since those accounts do not have fixed terms and their rates could be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were treated as non-rate sensitive in our gap analysis, our rate sensitive liabilities would be more closely matched to our rate sensitive assets during the one-year period.

If our historical experience with the relative insensitivity of these deposits to changes in market interest rates does not continue in the future and we experience more rapid repricing of interest-bearing liabilities than interest-earning assets in the near term rising interest rate environment, our net interest margin and net income may decline.

•	Our reliance on time deposits, including out-of-market certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits (particularly with respect to our new Wilmington branch), so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.

•	Competition from financial institutions and other financial service providers may adversely affect our profitability.

Commercial banking in our banking markets and in North Carolina as a whole is extremely competitive. We compete against commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents. Our larger competitors have greater resources, broader geographic markets, and higher lending limits than we do, and they can offer more products and services and better afford and more effectively use media advertising, support services and electronic technology than we can. While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we cannot assure you that we will continue to be an effective competitor in our banking markets.

•	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also are subject to capital guidelines established by our regulators which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors, the public and the FDIC’s Bank Insurance Fund rather than shareholders.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations issued by the Securities and Exchange Commission and The Nasdaq Stock Market, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

The laws and regulations that apply to us could change at any time, and we cannot predict the effects of those changes on our business and profitability. Government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, and our cost of compliance could adversely affect our earnings.

•	Our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our shareholders.

On February 28, 2006, our current directors and executive officers, as a group, had the sole or shared right to vote, or to direct the voting of, an aggregate of 622,194 shares (or 30.50%) of our outstanding common stock, including 377,378 shares held by an estate of which one of our directors serves as a co-executor. Our executive officers could purchase 22,602 additional shares under currently exercisable stock options they hold. Because of their voting rights, in matters put to a vote of our shareholders it could be difficult for any group of our other shareholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

•	We depend on the services of our current management team.

Our operating results and our ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our current executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We have an experienced management team that our Board of Directors believes is capable of managing and growing the Bank. However, changes in key personnel and their responsibilities may disrupt our business and could have a material adverse effect on our business, operating results and financial condition.

•	We may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking. We depend on third-party vendors for portions of our data processing services. In addition to our ability to finance the purchase of those services and integrate them into our operations, our ability to offer new technology-based services depends on our vendors’ abilities to provide and support those services. Future advances in technology may require us to incur substantial expenses that adversely affect our operating results, and our small size and limited resources may make it impractical or impossible for us to keep pace with our larger competitors. Our ability to compete successfully in our banking markets may depend on the extent to which we and our vendors are able to offer new technology-based services and on our ability to integrate technological advances into our operations.

Risks Related to Our Common Stock

•	The trading volume in our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock has been listed on The Nasdaq Capital Market since November 1998, and it has been approved for listing on The Nasdaq National Market. However, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to operating performance.

We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock. So, we cannot assure you that sales of substantial amounts of our common stock in the market, or the potential for large amounts of market sales, would not cause the price of our common stock to decline or impair our ability to raise capital.

Of the shares of our common stock beneficially owned by our directors and executive officers, 377,378 shares (18.50% of our currently outstanding shares) are held by the Estate of Anna Mae H. Gibbs. We cannot predict the timing or amount of sales, if any, of those shares in the public markets or the effects any such sales may have on the trading price of our common stock.

•	Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. Also, our only source of funds with which to pay dividends to our shareholders is dividends we receive from the Bank, and the Bank’s ability to pay dividends to us is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, we will be unable to pay dividends on our common stock.

•	Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2005, we had outstanding trust preferred securities totaling $10.0 million. We unconditionally guaranteed payment of principal and interest on the trust preferred securities. Also, the junior subordinated debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. So, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Description of Property

Our offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and we do not own or lease any separate properties. The Bank maintains 20 branch offices, 13 of which are owned by the Bank, five of which are owned by its subsidiary, ECB Realty, Inc., and leased to the Bank, and two of which are leased from unaffiliated third parties. The following table contains information about our branch offices.

Office location	Opening date of original banking office	Owned/Leased		Date current facility built or purchased (1)
35050 Hwy 264 Engelhard, NC	January 1920	Owned		2004

80 Main and Pearl St. Swan Quarter, NC	March 1935	Leased	(2)	1975

204 Scuppernong Dr. Columbia, NC	December 1936	Leased	(2)	1975

7th St. & Hwy. 64 Creswell, NC	January 1963	Owned		1963

205 Virginia Dare Rd. Manteo, NC	June 1969	Owned		1999

2721 S Croatan Hwy. Nags Head, NC	April 1971	Leased	(2)	1974

State Hwy. 12 Hatteras, NC	April 1973	Leased	(2)	1980

6839 N.C. Hwy. 94 Fairfield, NC	June 1973	Leased	(2)	1973

Hwy. 12 Ocracoke, NC	May 1978	Owned		1978

Hwy. 158 & Juniper Tr. Kitty Hawk, NC	May 1984	Owned	(3)	2006

1001 Red Banks Rd. Greenville, NC	August 1989	Owned		1990

2400 Stantonsburg Rd. Greenville, NC	June 1995	Owned		1995

NC Hwy. 12 Avon, NC	June 1997	Leased	(4)	—

2878 Caratoke Hwy. Currituck, NC	January 1998	Owned		2001

Office location	Opening date of original banking office	Owned/Leased		Date current facility built or purchased (1)
1418 Carolina Ave. Washington, NC	May 1999	Leased	(4)	—

1801 S Glenburnie Rd. New Bern, NC	August 2000	Owned		1996

1103 Harvey Point Road Hertford, NC	October 2000	Owned	(5)	2006

403 East Blvd. Williamston, NC	May 2003	Owned		2003

168 Hwy. 24 Morehead City, NC	January 2004	Owned		2004

1724 Eastwood Rd. Wilmington, NC	June 2004	Owned		2004

(1)	Includes only facilities owned by the Bank or ECB Realty, Inc.
(2)	Leased from the Bank’s subsidiary, ECB Realty, Inc.
(3)	Constructed by the Bank and first occupied during February 2006 to replace a facility previously leased from ECB Realty, Inc.
(4)	Leased from a third party.
(5)	Constructed by the Bank and first occupied during January 2006 to replace a facility previously leased from a third party.

In addition to our branch offices, during 2003 the Bank completed construction of a new credit administration and operations facility located in Engelhard, and it operates three mortgage loan offices located in Greenville, Wilmington and Ocean Isle Beach that are leased from third parties. The Bank owns a vacant property in each of Greenville and Jacksonville, North Carolina, and during 2006 has contracted to purchase a property in Grandy, North Carolina, as sites for future branch offices. It currently is considering the purchase of additional sites in Greenville, New Bern and Wilmington, North Carolina, for future branch offices.

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2005, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $18.9 million

Item 3.    Legal Proceedings

We are not a party to any legal proceeding that is expected to have a material effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Our common stock currently is listed on The Nasdaq Capital Market under the trading symbol “ECBE” and has been approved for listing on The Nasdaq National Market. The following table lists the high and low sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Sales price range		Cash dividends declared per share
Quarter	High	Low
2005 Fourth	$29.25	$25.50	$0.1600
Third	31.89	28.25	0.1600
Second	30.61	27.00	0.1600
First	31.92	29.25	0.1600
2004 Fourth	30.50	28.00	0.1425
Third	30.00	27.00	0.1425
Second	31.95	27.50	0.1425
First	32.99	27.00	0.1425

On February 28, 2006, there were approximately 687 record holders of our common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. We have paid cash dividends since we were incorporated during 1998, and we intend to continue to pay dividends on a quarterly basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the limitations that apply to the Bank.

In general, the Bank may pay dividends only from its undivided profits. However, if its surplus is less than 50% of its paid-in capital stock, the Bank’s directors may not declare any cash dividend until it has transferred to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock. The Bank’s ability to pay dividends to us is subject to other regulatory restrictions. (See “Supervision and Regulation—Dividends” under Item 1. Business.)

In the future, our ability to declare and pay cash dividends will be subject to evaluation by our Board of Directors of our and the Bank’s operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and other relevant considerations, and we cannot assure you that we will continue to pay cash dividends on any particular schedule or that we will not reduce the amount of dividends we pay in the future.

Item 6.    Selected Financial Data

The following table contains summary historical consolidated financial information from our consolidated financial statements. You should read it in conjunction with our audited year end consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this report. Except for the data under “Selected Performance Ratios,” “Asset Quality Ratios,” and “Capital Ratios,” the information at and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, is derived from our audited year end consolidated financial statements and related notes for those respective periods.

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Income Statement Data:
Net interest income	$18,952	$16,822	$15,230	$14,036	$12,121
Provision for loan losses	757	804	638	640	439
Noninterest income	6,225	4,802	5,464	4,471	3,428
Noninterest expense	17,465	15,515	14,451	12,974	11,616
Provision for income taxes	2,102	2,025	1,700	1,404	925
Net income	4,853	3,280	3,906	3,488	2,569

Per share data and shares outstanding:
Basic net income(1)	$2.41	$1.63	$1.93	$1.70	$1.25
Diluted net income(1)	2.37	1.60	1.91	1.69	1.24
Cash dividends declared	0.64	0.57	0.50	0.40	0.36
Book value at period end	16.94	15.74	15.04	14.53	12.36
Weighted-average number of common shares outstanding:
Basic	2,014,879	2,016,680	2,022,264	2,052,603	2,059,999
Diluted	2,046,129	2,044,201	2,045,263	2,064,930	2,064,690
Shares outstanding at period end	2,040,042	2,038,242	2,037,929	2,040,016,	2,065,891

Balance sheet data:
Total assets	$547,686	$501,890	$434,964	$386,305	$311,496
Loans receivable	386,786	329,530	281,581	227,883	188,861
Allowance for loan losses	4,650	4,300	3,550	3,150	2,850
Other interest-earning assets	107,583	115,178	102,921	123,745	90,114
Total deposits	465,208	411,133	352,934	301,261	268,467
Borrowings	41,908	54,317	47,609	52,221	15,119
Shareholders’ equity	34,565	32,077	30,642	29,638	25,526

Selected performance ratios:
Return on average assets	0.93%	0.68%	0.95%	1.05%	0.90%
Return on average shareholders’ equity	14.56	10.51	12.97	12.77	10.26
Net interest margin(2)	4.16	4.04	4.26	4.80	4.80
Efficiency ratio(3)	67.30	69.38	67.86	67.95	72.84

Asset quality ratios:
Nonperforming loans to period-end loans	0.02%	0.03%	0.07%	0.18%	0.11%
Allowance for loan losses to period-end loans	1.20	1.30	1.26	1.38	1.51
Allowance for loan losses to nonperforming loans	7,153.85	4,174.76	1,868.42	764.56	1,338.03
Nonperforming assets to total assets(4)	0.01	0.03	0.10	0.11	0.16
Net loan charge-offs to average loans outstanding	0.08	0.02	0.09	0.17	0.21

Capital ratios:
Equity-to-assets ratio(5)	6.31%	6.39%	7.04%	7.67%	8.19%
Leverage Capital Ratio(6)	8.43	8.43	9.31	9.97	8.41
Tier 1 Capital Ratio(6)	10.32	10.86	11.41	12.92	10.45
Total Capital Ratio(6)	11.36	11.96	12.52	14.69	11.64

(1)	Per share amounts are computed based on the weighted-average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets, net of allowance for loan losses.
(3)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income, both as calculated on a fully taxable-equivalent basis.
(4)	Nonperforming assets consist of the aggregate amount of any non-accruing loans, loans past due greater than 90 days and still accruing interest, restructured loans and foreclosed assets on each date.
(5)	Equity-to-assets ratios are computed based on total shareholders’ equity and total assets at each period end.
(6)	These ratios are described in Item 1 under the captions “Supervision and Regulation—Capital Adequacy” and “—Prompt Corrective Action.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section presents management’s discussion and analysis of our financial condition and results of operations. You should read the discussion in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those described in these forward-looking statements as a result of various factors, including those discussed in Item 1A under the caption “Risk Factors.” This discussion is intended to assist in understanding our financial condition and results of operations.

Executive Summary

ECB Bancorp, Inc. is a bank holding company headquartered in Engelhard, North Carolina. Our wholly-owned subsidiary, The East Carolina Bank (the “Bank”), is a state-chartered community bank that was founded in 1919. For the purpose of this discussion, “we,” “us” and “our” refers to the Bank and the bank holding company as a single, consolidated entity unless the context otherwise indicates.

Our consolidated assets increased 9.1% to $547.7 million on December 31, 2005, from $501.9 million at year-end 2004. Our loan portfolio increased 17.4% to $386.8 million at December 31, 2005, from loans of $329.5 million at year-end 2004 while deposits increased 13.2% to $465.2 million at year-end 2005 from $411.1 million at year-end 2004. Total shareholders’ equity was approximately $34.6 million at year-end 2005.

In 2005, our net income was $4.9 million or $2.41 basic and $2.37 diluted earnings per share, compared to net income of $3.3 million or $1.63 basic and $1.60 diluted earnings per share for the year ended December 31, 2004. The 2005 net income represents an increase of $1.6 million over reported 2004 net income. The 2005 net income is approximately $600 thousand or $0.29 per diluted share greater than the 2004 net income that would have been reported absent certain one-time charges and gains more fully discussed below.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our audited consolidated financial statements included in Item 8 of this report. Of these significant accounting policies, we consider our policy regarding the allowance for loan losses to be our most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management. For additional discussion concerning our allowance for loan losses and related matters, see “—Allowance for Loan Losses” and “—Nonperforming Assets and Past Due Loans.”

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

In 2005, our net income was $4.9 million or $2.41 basic and $2.37 diluted earnings per share, compared to net income of $3.3 million or $1.63 basic and $1.60 diluted earnings per share for the year ended December 31, 2004.

Our net income for 2004 included an other-than-temporary impairment non-cash charge of $1.4 million in the fourth quarter related to $5.7 million face value of perpetual preferred stock issued by the Federal National Mortgage Corporation (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), both Government sponsored entities. The decision to record the other-than-temporary impairment charge was based on generally accepted accounting practices and SEC accounting guidance and because the securities did not have specific maturity dates. Though these were investment grade securities (rated “AA” by S&P, “Aa” by Moody’s) at the time the impairment was recognized, after a thorough analysis, and like many of our industry peers who had recently taken similar action, we concluded that the securities should be considered impaired as of year-end and we reflected the charge on our income statement. Absent the other-than-temporary charge of $1.4 million, which was partially off-set by a $168 thousand (net of taxes) reduction in the accrual for our annual incentive plan to reflect the effect of the write-down on our 2004 operating results and excluding a one-time gain on the receipt of an insurance settlement of $243 thousand (net of taxes) recorded in 2004, our net income for the year would have been approximately $4.3 million, our earnings per diluted share would have been $2.08 (representing an 8.9% increase over the $1.91 earned per diluted share in the fiscal year 2003, as compared to the 16.2% decrease actually recorded), and our return on equity (“ROE”) would have been 13.64%.

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year ended December 31,
	2005	2004	2003
Return on assets	0.93%	0.68%	0.95%
Return on equity	14.56	10.51	12.97
Dividend payout	26.56	34.97	25.91
Shareholders’ equity to assets	6.35	6.45	7.35

Our performance in 2005 accentuates the continued successful implementation of our core strategies: (1) grow the loan portfolio while maintaining high asset quality; (2) grow core deposits; (3) increase noninterest income; (4) control expenses; and (5) make strategic investments in new and existing communities that will result in increased shareholder value. We continued to make strategic investments in our future during 2005 as we moved into our new 12,300 square foot Corporate Headquarters and branch office in Engelhard and constructed two new buildings to replace existing facilities housing our Southern Shores/Kitty Hawk and Hertford branches.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and the various rate spreads between our interest-earning assets and interest-bearing liabilities and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing noninterest-bearing deposits in earning assets.

Our net interest income for the year ended December 31, 2005 was $19.0 million, an increase of $2.2 million or 13.1% when compared to net interest income of $16.8 million for the year ended December 31, 2004. Our net interest margin, on a tax-equivalent basis, for 2005 was 4.16% compared to 4.04% for 2004. The increased net interest margin resulted from the increase in our average earning assets. Our net interest rate spread, on a tax-equivalent basis, for 2005 was 3.77% compared to 3.79% for 2004. As a result of interest-bearing liabilities repricing faster than interest-earning assets, the spread decreased by two basis points as the change in the rates paid on interest-bearing liabilities was two basis points greater than the change in yields earned on interest-earning assets for the period.

Total interest income increased $5.9 million or 26.0% to $28.6 million in 2005 compared to $22.7 million in interest income in 2004. Increases in our average earning assets of $38.0 million in 2005 when compared to 2004 resulted in $2.5 million of the increase in interest income from 2004 to 2005. We funded the increases in interest-earning assets primarily with in-market certificates of deposit and additional wholesale certificates of deposit obtained through an Internet bulletin board service. Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 81 basis points during 2005 and resulted in $3.4 million of the increase in interest income. We attribute the increase in the yield on our earning assets to the increase in short-term market interest rates. Between January 1, 2004 and December 31, 2005, the Federal Open Market Committee (“FOMC”) increased short-term rates 325 basis points from 1.00% to 4.25% through a succession of 25 basis point increases. Approximately $223.8 million or 57.9% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 93 basis points for the year ended December 31, 2005 compared to December 31, 2004.

Similarly, our average cost of funds for 2005 was 2.45%, an increase of 83 basis points when compared to 1.62% for 2004. The average cost on bank certificates of deposit increased 113 basis points from 1.90% paid in 2004 to 3.03% paid in 2005, while our average cost of borrowed funds increased 98 basis points during 2005 compared to 2004. Total interest expense increased to $9.7 million in 2005 from to $5.9 million in 2004, primarily the result of increased volume of interest-bearing liabilities and increased market rates paid on borrowed funds and wholesale certificates of deposit. The volume of average interest-bearing liabilities increased approximately $28.7 million when comparing 2005 with that of 2004. The increase to interest expense resulting from increased rates on all interest-bearing liabilities was $3.3 million and the increase attributable to higher volumes of interest-bearing liabilities was $453 thousand.

Throughout 2006, we believe our net interest margin will improve or remain relatively stable due to anticipated target federal funds rate increases by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). However, this expectation may not be realized and our net interest margin could decline if competitive deposit pricing pressure from the increases in interest rates by the Federal Reserve Board causes us to increase the rates we pay on interest-bearing deposits to a greater degree than we currently anticipate.

Our net interest income for 2004 was $16.8 million, an increase of $1.6 million or 10.5% when compared to net interest income of $15.2 million earned during 2003. Our net interest margin, on a tax-equivalent basis, for the year-ended December 31, 2004 was 4.04% compared to 4.26% in 2003. Management attributes the decrease in our net interest margin to the sustained low interest rate environment throughout all of 2004. Many of our rate sensitive liabilities, especially interest-bearing transaction accounts such as NOW and Money Market accounts, reached levels during 2003 and 2004 such that additional rate reductions were not practical, thus reducing our ability to lower our cost of funds even as the rates we earned on interest-earning assets continued to decline in accordance with the market and resulting in an 18 basis point decline in our tax-equivalent net interest rate spread from 3.97% for 2003 to 3.79% for 2004. As our rate sensitive assets, such as loans and investment securities, continued to mature and pay-out, proceeds from these earning assets were reinvested at lower prevailing interest rates. The yield on average earning assets, on a tax-equivalent basis, fell 27 basis points during 2004 to 5.41% compared to 5.68% in 2003.

Total interest income increased $2.3 million during 2004 compared to 2003, due to an increase of $62.8 million in average earning assets. Approximately $3.8 million in interest income can be attributed to the additional volume of earning assets in 2004 relative to 2003 while the effect of lower rates earned on interest-earning assets in 2004 relative to 2003 reduced the additional income by approximately $1.5 million. The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense on Tax Equivalent Basis.”

Total interest expense increased $674 thousand during 2004 compared to 2003, the result of increased volume of average interest-bearing liabilities. Our cost of funds during 2004 was 1.62%, a decrease of nine basis points when compared to 1.71% in 2003. The volume of average interest-bearing liabilities increased $59.0 million in 2004 and as a result increased interest expense by approximately $854 thousand. The effect of lower interest rates paid on interest-bearing liabilities during 2004 resulted in reduced interest expense of $180 thousand producing a net increase in interest expense of $674 thousand.

The following table presents an analysis of average interest-earning assets and interest-bearing liabilities, the interest income or expense applicable to each asset or liability category and the resulting yield or rate paid.

Average Consolidated Balances and Net Interest Income Analysis

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets:
Loans—net(1)	$351,279	6.84%	$24,012	$308,207	5.91%	$18,202	$251,243	6.31%	$15,850
Taxable securities	78,853	4.04	3,189	84,711	3.92	3,323	86,511	4.21	3,644
Non-taxable securities(2)	32,223	5.46	1,759	34,384	5.05	1,735	25,932	5.38	1,395
Other investments(3)	7,188	3.35	241	4,222	1.73	73	5,021	1.23	62

Total interest-earning assets	469,543	6.22	29,201	431,524	5.41	23,333	368,707	5.68	20,951
Cash and due from banks	21,005			24,393			19,932
Bank premises and equipment, net	17,831			14,056			10,364
Other assets	16,252			14,188			11,094

Total assets	$524,631			$484,161			$410,097

Liabilities and Shareholders’ Equity:
Interest-bearing deposits	$345,690	2.21%	$7,644	$313,661	1.36%	$4,273	$252,104	1.43%	$3,594
Short-term borrowings	14,598	3.21	468	15,936	1.52	243	19,735	1.33	262
Long-term obligations	33,460	4.60	1,539	35,495	3.96	1,405	34,236	4.06	1,391

Total interest-bearing liabilities	393,748	2.45	9,651	365,092	1.62	5,921	306,075	1.71	5,247
Noninterest-bearing deposits	93,996			85,432			72,221
Other liabilities	3,561			2,424			1,677
Shareholders’ equity	33,326			31,213			30,124

Total liabilities and shareholders’ equity	$524,631			$484,161			$410,097

Net interest income and net interest margin (FTE)(4)		4.16%	$19,550		4.04%	$17,412		4.26%	$15,704

Net interest rate spread (FTE)(5)		3.77%			3.79%			3.97%

(1)	Average loans include non accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $615 thousand, $481 thousand, and $325 thousand for 2005, 2004, and 2003, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $598 thousand, $590 thousand, and $474 thousand for the years 2005, 2004, and 2003, respectively.
(3)	Other investments include federal funds sold and interest-bearing deposits with banks and other institutions.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets, net of the allowance for loan losses.
(5)	Net interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

	2005 compared to 2004			2004 compared to 2003
	Volume(1)	Rate(1)	Net	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$2,744	$3,066	$5,810	$3,479	$(1,127)	$2,352
Taxable securities	(233)	99	(134)	(73)	(248)	(321)
Non-taxable securities(2)	(114)	138	24	441	(101)	340
Other investments	75	93	168	(12)	23	11

Interest income	2,472	3,396	5,868	3,835	(1,453)	2,382

Interest-bearing deposits	572	2,799	3,371	858	(179)	679
Short-term borrowings	(32)	257	225	(54)	35	(19)
Long-term obligations	(87)	221	134	50	(36)	14

Interest expense	453	3,277	3,730	854	(180)	674

Net interest income	$2,019	$119	$2,138	$2,981	$(1,273)	$1,708

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $598 thousand, $590 thousand, and $474 thousand for the years 2005, 2004, and 2003, respectively.

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2005 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2005, we had a negative one-year cumulative gap of 17.4%. We have interest-earning assets of $254.8 million maturing or repricing within one year and interest-bearing liabilities of $341.0 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2005, our savings and core time deposits of $244.0 million included savings, NOW and Money Market accounts of $117.2 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one-year period.

Rate Sensitivity Analysis as of December 31, 2005

	3 Months Or less	4 to 12 Months	Total within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning Assets:
Loans—gross	$232,971	$17,353	$250,324	$136,462	$386,786
Investment securities	190	1,411	1,601	103,122	104,723
Interest bearing deposits	912	—	912	—	912
FHLB stock	1,948	—	1,948	—	1,948

Total earning assets	$236,021	$18,764	$254,785	$239,584	$494,369

Percent of total earning assets	47.7%	3.8%	51.5%	48.5%	100.0%
Cumulative percentage of total earning assets	47.7	51.5	51.5	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	$117,241	$—	$117,241	$—	$117,241
Time deposits of $100,000 or more	36,452	63,418	99,870	22,459	122,329
Other time deposits	30,836	69,462	100,298	26,450	126,748
Short-term borrowings	15,598	8,000	23,598	—	23,598
Long-term obligations	—	—	—	18,310	18,310

Total interest-bearing liabilities	$200,127	$140,880	$341,007	$67,219	$408,226

Percent of total interest-bearing liabilities	49.0%	34.5%	83.5%	16.5%	100.0%
Cumulative percent of total interest-bearing liabilities	49.0	83.5	83.5	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	117.9%	13.3%	74.7%	356.4%	121.1%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	117.9%	74.7%	74.7%	121.1%
Interest sensitivity gap	$35,894	$(122,116)	$(86,222)	$172,365	$86,143
Cumulative interest sensitivity gap	$35,894	$(86,222)	$(86,222)	$86,143	$86,143
As a percent of total earning assets	7.3%	(17.4%)	(17.4%)	17.4%	17.4%

As of December 31, 2005, approximately 51.5% of our interest-earning assets could be repriced within one year and approximately 88.6% of interest-earning assets could be repriced within five years. Approximately 83.5% of interest-bearing liabilities could be repriced within one year and approximately 98.8% could be repriced within five years.

Market Risk

Our primary market risk is interest rate risk. Interest rate risk results from differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by our interest-earning assets or the cost of our interest-bearing liabilities, thus directly impacting our overall earnings.

We actively monitor and manage interest rate risk. One way this is accomplished is through the development of and adherence to our asset/liability policy. This policy sets forth our strategy for matching the risk characteristics of interest-earning assets and interest-bearing liabilities so as to mitigate the effect of changes in the rate environment.

Market Risk Analysis

	Principal Maturing in Years ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:

Loans, gross:
Fixed rate	$26,480	$27,139	$28,086	$26,912	$25,591	$28,734	$162,942	$158,455
Average rate (%)	6.73	6.43	6.44	6.34	6.66	5.64	6.36
Variable rate	$91,514	$19,452	$25,134	$27,694	$26,826	$33,224	$223,844	$223,844
Average rate (%)	7.65	7.54	7.11	7.14	7.25	7.34	7.42

Investment securities:
Fixed rate	$1,616	$2,305	$14,784	$7,971	$8,840	$71,568	$107,084	$104,723
Average rate (%)	4.14	3.51	4.28	4.58	4.45	4.60	4.51

Interest-bearing deposits:
Variable rate	$912	$—	$—	$—	$—	$—	$912	$912
Average rate (%)	4.08	—	—	—	—	—	4.08

Liabilities:

Savings and interest-bearing checking:
Variable rate	$117,241	$—	$—	$—	$—	$—	$117,241	$117,241
Average rate (%)	0.97	—	—	—	—	—	0.97

Certificates of deposit:
Fixed rate	$199,486	$34,508	$8,762	$5,254	$377	$—	$248,387	$247,063
Average rate (%)	3.71	4.14	3.88	3.63	5.24	—	3.77
Variable rate	$690	$—	$—	$—	$—	$—	$690	$690
Average rate (%)	2.49	—	—	—	—	—	2.49

Short-term borrowings:
Variable rate	$23,598	$—	$—	$—	$—	$—	$23,598	$23,598
Average rate (%)	3.89	—	—	—	—	—	3.89

Long-term obligations:
Fixed rate	$—	$3,000	$—	$—	$—	$5,000	$8,000	$7,913
Average rate (%)	—	3.70	—	—	—	4.44	4.16
Variable rate	$—	$—	$—	$—	$—	$10,310	$10,310	$10,310
Average rate (%)	—	—	—	—	—	7.97	7.97

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for 2005, 2004 and 2003.

Noninterest Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$3,323	$3,387	$3,365
Other service charges and fees	2,057	1,693	1,627
Net gain on sale of securities	107	308	136
Impairment charge on investments	—	(1,388)	—
Income from bank owned life insurance	255	288	247
Gain on proceeds of insurance settlement	—	396	—
Gain on sale of credit card portfolio	375	—	—
Other	108	118	90

Total	$6,225	$4,802	$5,465

Noninterest income increased $1.4 million or 29.2% to $6.2 million in 2005 compared to $4.8 million in 2004. The increase is principally due to an impairment charge of $1.4 million on $5.7 million of FHLMC and FNMA perpetual preferred stock that we recognized in 2004. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis. Unrealized gains and losses on the securities were previously recognized in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. Absent the impairment charge in 2004, noninterest income would have been substantially the same in 2005 as in 2004. Service charges on deposit accounts remained stable in 2005 relative to 2004 while other service charges and fees increased $364 thousand or 21.5% in 2005 compared to 2004. The increase in other service charges and fees over the prior-year period is principally due to increased mortgage origination brokerage fees of $292 thousand and financial services fees of $83 thousand offset by minor decreases in other fees. The increase in mortgage origination brokerage fees in 2005 resulted from increases in the number of locations and staff offering mortgage brokerage services compared to the previous year. In the fourth quarter of 2005, the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million for a premium that resulted in a gain on sale of credit card loans of $375 thousand. That gain compares to proceeds received on insurance settlements in 2004, both of which were nonrecurring. During 2005, we realized net gains on sale of securities of $107 thousand, which was $201 thousand less than we realized in 2004.

Noninterest income decreased $663 thousand or 12.1% to $4.8 million during 2004 compared to $5.5 million in 2003. This decrease is principally due to the impairment charge of $1.4 million on FHLMC and FNMA perpetual preferred stock that we recognized in 2004. The impairment charge was partially offset by a gain on insurance proceeds in 2004 of $317 thousand for property damage we sustained as a result of Hurricane Isabel in 2003 and an insurance recovery of $79 thousand on a wire transfer fraud that was charged off in late 2003. Service charges on deposit accounts increased by $22 thousand or 0.7% as account overdraft fee income increased slightly when compared to 2003. Other service charges and fees increased $66 thousand or 4.1% in 2004 over the prior year period due to increases in net merchant discount fees generated by our credit card and merchant services department and increased net Business Manager service charge fees of $39 thousand. During 2004, we had a net gain on the sale of securities of $308 thousand compared to net gain of $136 thousand on the sale of securities during 2003.

Noninterest Expense

Noninterest expense increased $2.0 million or 12.9% to $17.5 million in 2005 compared to $15.5 million in 2004 and noninterest expense increased $1.1 million or 7.4% in 2004 compared to $14.4 million in 2003. The increase in all periods is principally due to increases in salary and benefits expense. The following table presents the components of noninterest expense for 2005, 2004 and 2003.

Noninterest Expense

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries	$6,651	$5,874	$5,290
Retirement and other employee benefits	2,624	2,126	2,061
Occupancy	1,559	1,301	1,266
Equipment	1,701	1,696	1,459
Professional fees	469	316	343
Supplies	330	329	337
Telephone	498	389	480
Postage	219	238	213
Other	3,414	3,246	3,002

Total	$17,465	$15,515	$14,451

Expenses for salaries and benefits increased 15.9%, 8.8% and 9.7% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in salary and benefit expenses is related to staff additions to accommodate our growth, additional branches and the expansion of our mortgage origination department. As of December 31, 2005, we had 199 full time equivalent employees and operated 20 full service banking offices and three mortgage loan origination offices.

Salary expense increased $777 thousand or 13.2% in 2005 compared to 2004 as we continued to add business development officers in some of our newer markets and additional originators to our expanding mortgage loan brokerage service. Employee benefits increased $498 thousand or 23.4% in 2005 over the prior year principally due to increased employee incentive expense of $273 thousand, increased group insurance of $59 thousand and increased FICA tax of $53 thousand. In 2004, management reduced its annual employee incentive plan accruals by approximately $278 thousand to reflect the effect of the investment securities impairment write-down on our 2004 operating results.

Occupancy expense increased $258 thousand or 19.8% to $1.6 million in 2005 compared to $1.3 million in 2004. The largest component of the increase was building depreciation expense, which increased $184 thousand in 2005 relative to 2004. The substantial increase in depreciation expense in 2005 was primarily due to our acceleration of the remaining depreciation of approximately $162 thousand on our old Southern Shores/ Kitty Hawk office facility, which was demolished in the first quarter of 2006. We also experienced increased depreciation expense on our new corporate office in 2005. Increased property taxes, building rentals for our mortgage brokerage services and janitorial services accounted for the remaining portion of occupancy expense increase during 2005.

Professional fees, which include audit, legal and consulting fees, increased $153 thousand or 48.4% to $469 thousand for 2005 relative to the same period in 2004. The increase in professional fees during 2005 compared to 2004 was principally due to increased audit and accounting fees of $64 thousand due to additional year-end control testing in our data processing area and requirements of the Sarbanes-Oxley Act of 2002. Consulting fees increased $75 thousand to $179 thousand in 2005 from $104 thousand for 2004. These increased consulting fees were incurred for services pertaining to strategic planning, disaster recovery/business resumption planning and independent credit review performed during the first quarter of 2005.

Telephone expense in 2005 compared to 2004 increased $109 thousand or 28.0%, which resulted from adding high speed (T-1) communication lines to our network necessary for future implementation of a new loan and deposit platform and online teller system.

Other operating expenses increased $168 thousand or 5.2% for 2005 compared to 2004 as other outside services increased $101 thousand or 40.6% due primarily to personnel services.

Salary expense increased $584 thousand or 11.0% in 2004 over the prior year period as a result of general salary increases of $114 thousand and additional staffing expense within our mortgage department and home office of $134 thousand and $124 thousand, respectively. Additional salary expenses of $211 thousand in 2004 were associated with our newly opened full service offices in Williamston, Morehead City and Wilmington. Benefits expense during 2004 compared to 2003 increased $65 thousand or 3.2% principally due to an increase in premiums for employee group insurance of $56 thousand and employee FICA taxes of $44 thousand. Restricted stock incentive expense increased $45 thousand in 2004 over the prior year period due to additional restricted stock awarded in 2004. These increases in employee benefits were partially offset by a reduction in incentive expense of $130 thousand in 2004 when compared to 2003.

Occupancy expense increased $35 thousand or 2.8% as property taxes and insurance increased $59 thousand or 29.4% and janitorial expense increased $39 thousand or 27.2% due to the new branch offices and main home office buildings. These increases were partially offset by reduction of depreciation expense of approximately $67 thousand on the Bank’s flood damaged accounting and operations facility, damage that occurred as a result of Hurricane Isabel in 2003.

Equipment expense increased $237 thousand or 16.2% in 2004 relative to 2003 due principally to an increase in equipment maintenance of $147 thousand or 40.6% and an increase in equipment rental expense of $123 thousand or 59.8%.

Telephone expense decreased $91 thousand or 19.0% in 2004 when compared to 2003. Long distance telephone expense decreased $65 thousand or 85.8% over the prior year, as we received a credit adjustment of $33 thousand due to being over charged by our long distance carrier in prior billing periods.

Other operating expenses increased $244 thousand from $3.0 million in 2003 to $3.2 million for 2004. The increase was primarily due to the charge-off of $92 thousand in checks paid into overdraft that were deemed non-collectible in the current period. We experienced losses on sale of repossessed assets that amounted to $58 thousand.

Income Taxes

For the year-ended December 31, 2005, we recorded income tax expense of $2.1 million, compared to $2.0 million for the same period of 2004. Our effective tax rate for the years ended December 31, 2005 and 2004 was 30.2% and 38.2%, respectively. The increase in our effective tax rate for 2004 was due to the change in valuation allowance as a result of the $1.4 million impairment charge on investments taken at year end 2004. Due to the sale of such preferred stock during 2005, the capital losses have now been realized. However, management does not believe that these capital losses will be able to be offset in future periods by capital gains. As such, the valuation allowance for deferred tax assets was $499 thousand and $534 thousand December 31, 2005 and 2004, respectively. The valuation allowance required at December 31, 2004 was for certain unrealized capital losses related to perpetual preferred stock issued by FNMA and FHLMC. These losses are capital in character and we may not have current capital gain capacity to offset these losses. The effective tax rate in 2005 differs from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio.

Income tax expense for 2004 and 2003 was $2.0 million and $1.7 million, respectively, resulting in effective tax rates of 38.2% and 30.3%, respectively. The increase in our effective tax rate for 2004 was due to the change in valuation allowance as a result of the $1.4 million impairment charge on investments taken at year end 2004. The valuation allowance for deferred tax assets was $534 thousand at December 31, 2004, and none for the year ended December 31, 2003. The effective tax rates in year 2003 differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on certain securities in our investment portfolio and state income tax expense.

Financial Condition at December 31, 2005, 2004 and 2003

Our total assets were $547.7 million at December 31, 2005, $501.9 million at December 31, 2004 and $435.0 million at December 31, 2003. Asset growth during 2005 was funded primarily by an increase in noninterest-bearing deposits of $12.7 million and an increase in time deposits of $42.3 million. For the years ended December 31, 2005 and 2004, we grew our loans $57.3 million and $48.0 million, respectively, by increasing loan originations. For the years ended December 31, 2005 and 2004, we grew our deposits $54.1 million and $58.2 million, respectively, through marketing of core deposits and wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets.

At December 31, 2004, total assets increased $66.9 million to $501.9 million, an increase of 15.4% when compared to total assets of $435.0 million at December 31, 2003. Asset growth was funded by an increase in interest-bearing demand deposits of $13.5 million, an increase in noninterest-bearing demand deposits of $6.6 million and increased savings and time deposits of $38.1 million.

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the relative composition of our balance sheets at December 31, 2005, 2004 and 2003.

Distribution of Assets and Liabilities

	December 31,
	2005		2004		2003
	(Dollars in thousands)
Assets:
Loans, gross	$386,786	70.6%	$329,530	65.6%	$281,581	64.7%
Investment securities	104,723	19.1	112,321	22.4	101,821	23.4
Interest-bearing deposits	912	0.2	910	0.2	42	0.1
FHLB stock	1,948	0.4	1,947	0.4	1,100	0.3

Total earning assets	494,369	90.3	444,708	88.6	384,544	88.5
Allowance for loan losses	(4,650)	(0.8)	(4,300)	(0.8)	(3,550)	(0.8)
Noninterest-bearing deposits and cash	17,927	3.3	27,353	5.4	27,342	6.2
Bank premises and equipment, net	18,859	3.4	16,939	3.4	11,880	2.7
Other assets	21,181	3.8	17,190	3.4	14,748	3.4

Total assets	$547,686	100.0%	$501,890	100.0%	$434,964	100.0%

Liabilities and Shareholders’ Equity:
Demand deposits	$98,890	18.1%	$86,216	17.2%	$79,661	18.3%
Savings, NOW and Money Market deposits	117,241	21.4	118,103	23.5	102,717	23.6
Time deposits of $100,000 or more	122,329	22.3	95,990	19.1	78,338	18.0
Other time deposits	126,748	23.1	110,824	22.1	92,218	21.2

Total deposits	465,208	84.9	411,133	81.9	352,934	81.1
Short-term borrowings	23,598	4.3	23,007	4.6	18,299	4.2
Long-term obligations	18,310	3.4	31,310	6.2	29,310	6.8
Accrued interest and other liabilities	6,005	1.1	4,363	0.9	3,779	0.9

Total liabilities	513,121	93.7	469,813	93.6	404,322	93.0
Shareholders’ equity	34,565	6.3	32,077	6.4	30,642	7.0

Total liabilities and shareholders’ equity	$547,686	100.0%	$501,890	100.0%	$434,964	100.0%

Loans

As of December 31, 2005, total loans increased to $386.8 million, up 17.4% from total loans of $329.5 million at December 31, 2004. Construction and land development loans increased from $59.5 million in 2004 to $91.3 million in 2005. The majority of this loan growth can be attributed to demand for commercial construction loans, which increased by approximately $19.8 million from 2004 to 2005. Commercial and residential real estate loans increased $18.1 million from year-end 2004 to year-end 2005. We believe that general loan growth will remain strong in the near term, although rising market interest rates may have a negative effect on loan demand. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will consider alternative funding sources if we deem it necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital and liquidity levels.

Loans increased $47.9 million or 17.0% from $281.6 million at December 31, 2003 to $329.5 million at December 31, 2004. We have experienced steady loan demand in all of our existing markets. Real estate related loans increased approximately $57.1 million at year-end 2004 from year-end 2003 and accounted for essentially all of the loan growth during 2004. Real estate loans secured by non-farm, non-residential properties increased $34.4 million, while construction and land development loans increased by $22.9 million in 2004. Our two new full service banking offices located in Wilmington and Morehead City contributed approximately 36% of the loan growth achieved in 2004. Our western region increased loans by approximately $27.5 million and the Outer Banks region increased loans by approximately $13.0 million when compared to 2003. We continued to adhere to our strict underwriting standards as we increased our loan portfolio in 2004.

Our loan portfolio contains no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 75.0% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $53.1 million or 18.3% of our real estate loans at December 31, 2005. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2005, our ten largest loans accounted for approximately 7.6% of our loans outstanding. As of December 31, 2005, we had outstanding loan commitments of approximately $86.5 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Real estate—construction and land development	$91,334	$59,484	$36,564	$24,339	$14,008
Real estate—commercial, residential and other(1)	198,931	180,815	146,740	113,818	90,071
Installment loans	8,518	9,996	11,569	13,705	12,012
Credit cards and related plans	2,630	4,989	4,535	3,970	3,884
Commercial and all other loans	85,373	74,246	82,173	72,051	68,886

Total	$386,786	$329,530	$281,581	$227,883	$188,861

(1)	The majority of the commercial real estate is owner-occupied and operated.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of our loans as of December 31, 2005. A significant majority of our loans maturing after one year reprice at two and three year intervals. In addition, approximately 57.9% of our loan portfolio is comprised of variable rate loans.

Loan Maturities at December 31, 2005

	Due in 1 year or less	Due after 1 year through 5 years		Due after 5 years		Total
		Floating	Fixed	Floating	Fixed
Real estate—construction and land development	$50,936	$20,094	$19,280	$608	$416	$91,334
Real estate—commercial, residential and other	29,537	67,032	63,035	22,930	16,397	198,931
Installment loans	2,134	198	5,735	44	407	8,518
Credit cards and related plans	33	1,071	133	915	478	2,630
Commercial and all other loans	33,682	16,423	21,421	4,684	9,163	85,373

Total	$116,322	$104,818	$109,604	$29,181	$26,861	$386,786

Allowance for Loan Losses

We consider the allowance for loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. The procedures and methods used in the determination of the allowance necessarily rely upon various judgements and assumptions about economic conditions and other factors affecting our loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Those agencies may require us to recognize adjustments to the allowance for loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

The following table summarizes the balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance that have been charged to expense.

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total loans outstanding at end of year—gross	$386,786	$329,530	$281,581	$227,883	$188,861

Average loans outstanding—gross	$355,755	$312,082	$254,830	$205,272	$183,612

Allowance for loan losses at beginning of year	$4,300	$3,550	$3,150	$2,850	$2,800

Loans charged off:
Real estate	$12	$6	$—	$—	$136
Installment loans	45	103	200	134	83
Credit cards and related plans	31	38	39	123	124
Commercial and all other loans	218	34	111	188	103

Total charge-offs	$306	$181	$350	$445	$446

Recoveries of loans previously charged off:
Real estate	$—	$—	$14	$1	$25
Installment loans	16	50	43	21	14
Credit cards and related plans	18	15	18	24	15
Commercial and all other loans	1	62	37	59	3

Total recoveries	35	127	112	105	57

Net charge-offs	271	54	238	340	389
Provision for loan losses	757	804	638	640	439
Adjustment for loans sold	(136)	—	—	—	—

Allowance for loan losses at end of year	$4,650	$4,300	$3,550	$3,150	$2,850

Ratios:
Net charge-offs during year to average loans outstanding	0.08%	0.02%	0.09%	0.17%	0.21%
Allowance for loan losses to loans at year-end	1.20	1.30	1.26	1.38	1.51
Allowance for loan losses to nonperforming loans	7,154	4,175	1,868	765	1,338

The allowance for loan losses is created by direct charges to earnings. Losses on loans are charged against the allowance in the period in which such loans, in our opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence our judgment in determining the amount charged to operating expense as a provision to add to the allowance for loan losses include past due loan loss experience, composition of the loan portfolio, evaluation of estimated loan losses and current economic conditions. Our loan watch committee, which includes three members of senior management as well as regional managers and other credit administration personnel, conducts a quarterly review of all loans classified as substandard. This review follows a re-evaluation by the account officer who has primary responsibility for the relationship with the borrower.

As mentioned previously, during 2005 the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million. Prior to the sale, the Bank had reserved 5% of the outstanding balances in the allowance for loan losses. The allowance was reduced by $136 thousand when the credit card portfolio was sold in the fourth quarter of 2005.

Allocation of the Allowance for Loan Losses

At December 31, 2005, the allocated portion of the allowance for loan losses assigned to real estate loans increased $558 thousand or 20.4% compared to the portion of the allowance for loan losses allocated to real estate loans at December 31, 2004. The shift in allocation is primarily the result of loan volume growth of real estate loans and risk grades assigned to individual loans during our assessment of credit quality during 2005.

Our unallocated portion of the allowance for loan losses increased $71 thousand or 100% as the result of our evaluation of various conditions that are not directly measured by any other component of the reserve and that are not tied to particular categories of or individual loans. One element of this evaluation is the seasoning of the loan portfolio.

The following table sets forth the allocation of allowance for loan losses and percent of our total loans represented by the loans in each loan category for each of the years presented.

Allocation of the Allowance for Loan Losses

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate	$3,292	75.0%	$2,734	72.9%	$2,487	65.1%	$1,815	60.7%	$1,587	55.1
Installment loans	122	2.2	134	3.0	82	4.1	128	6.0	192	6.4
Credit cards and related plans	21	0.7	165	1.5	162	1.6	137	1.7	142	2.1
Commercial and all other loans	1,073	22.1	1,196	22.6	777	29.2	818	31.6	809	36.4

Total allocated	4,508	100.0%	4,229	100.00%	3,508	100.0%	2,898	100.0%	2,730	100.0%
Unallocated	142		71		42		252		120

Total	$4,650		$4,300		$3,550		$3,150		$2,850

Nonperforming Assets and Past Due Loans

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans	$—	$66	$147	$351	$146
Loans past due 90 or more days still accruing	—	—	—	—	94
Restructured loans	65	37	43	61	67
Repossessions	—	—	230	—	25
Foreclosed properties	—	35	24	26	171

Total	$65	$138	$444	$438	$503

A loan is placed on non-accrual status when, in our judgment, the collection of interest income appears doubtful or the loan is past due 90 days or more. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. Interest on loans that are classified as non-accrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. Foreclosed properties are initially recorded at the lower of cost or fair value less estimated costs to sell. Thereafter the properties are maintained at the lower of cost or fair value.

At December 31, 2005 and 2004, nonperforming assets and past due loans were approximately 0.02% and 0.04%, respectively, of the loans outstanding at such dates. The impact of our non-accrual loans at December 31, 2005, on our interest income for the year then ended was not material.

Any loans that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as non-performing loans, do not (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results; or (ii) represent material credits about which management has any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We also have contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments.

The following tables set forth our commercial commitments and contractual payment obligations as of December 31, 2005.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$86,479	$2,606	$50,560	$4,512	$28,801
Standby letters of credit	1,340	1,340	—	—	—

Total commercial commitments	$87,819	$3,946	$50,560	$4,512	$28,801

	Payments Due
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Long-term obligations	$18,310	$—	$3,000	$—	$15,310
Short-term borrowings	23,598	23,598	—	—	—
Operating leases	3,538	553	978	417	1,590
Deposits	465,208	416,307	43,270	5,631	—

Total contractual obligations	$510,654	$440,458	$47,248	$6,048	$16,900

Investment Portfolio

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: “held-to-maturity” and “available-for-sale.” Currently, none of our investments are classified as held-to-maturity. While we have no plans to liquidate a significant amount of our securities, the securities classified as available-for-sale may be sold to meet liquidity needs should management deem it to be in our best interest.

Our investment securities totaled $104.7 million at December 31, 2005, $112.3 million at December 31, 2004 and $101.8 million at December 31, 2003. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, we have historically used proceeds from investment maturities and calls to originate loans, leading to a reduction in a level of investment securities at December 31, 2005 that was $7.6 million lower than the fair value of our investment portfolio at December 31, 2004. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At December 31, 2004, our investment portfolio increased by $10.5 million, or 10.3% to $112.3 from $101.8 million at December 31, 2003. The increase resulted primarily from purchases of $20.0 million in additional investment securities, which we funded with Federal Home Loan Bank (“FHLB”) borrowings and brokered deposits. That increase in investment securities was partially offset by proceeds from sales and maturities of other investment securities. Monthly cash flow from fixed rate mortgage-backed products provided a portion of the funding for the loan growth experienced in 2004.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2005	Percentage	2004	Percentage	2003	Percentage
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agency securities	$23,265	22.2%	$10,963	9.8%	$17,626	17.3%
Collaterized mortgage obligations	16,969	16.2	20,980	18.7	12,463	12.2
Mortgage-backed securities	35,737	34.1	45,068	40.1	40,246	39.5
Tax-exempt municipal securities	28,752	27.5	31,033	27.6	26,433	26.0
Preferred stock	—	—	4,277	3.8	5,053	5.0

Total investments	$104,723	100.0%	$112,321	100.0%	$101,821	100.0%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2005.

Investment Portfolio Maturity Schedules

	3 Months or Less	Over 3 Months Through 1 Year	Over 1 Year Through 5 Years	Over 5 Years But Within 10 Years	Over 10 Years
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Total/ Yield
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency securities	$—	$985	$22,280	$—	$—	$23,265
	—%	3.01%	4.13%	—%	—%	4.08%
Collaterized mortgage obligations(1)	$—	$—	$16,969	$—	$—	$16,969
	—	—	4.09	—	—	4.09
Mortgage-backed securities(1)	$—	$—	$30,460	$4,362	$915	$35,737
	—	—	4.06	4.69	4.14	4.14
Tax-exempt municipal securities	$190	$732	$8,226	$10,111	$9,493	$28,752
	5.07	6.24	5.41	5.49	5.84	5.60

Total investments	$190	$1,717	$77,935	$14,473	$10,408	$104,723

	5.07%	4.37%	4.22%	5.24%	5.69%	4.51%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions. Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $598 thousand, $590 thousand, and $474 thousand for the years 2005, 2004, and 2003, respectively. The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2005, the market value of the investment portfolio was approximately $2.4 million below its book value, which is primarily the result of higher market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of December 31, 2005, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of December 31, 2005 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$31,458	$30,375
Federal Home Loan Mortgage Corporation	16,645	16,125
Federal Home Loan Banks	18,282	17,998
Government National Mortgage Association	7,277	7,175
Federal Farm Credit Bank	4,335	4,298

At December 31, 2005, we held $7.4 million in bank owned life insurance, compared to $6.7 million and $6.0 million at December 31, 2004 and 2003, respectively.

Deposits

Deposits increased to $465.2 million, up 13.2% as of December 31, 2005 compared to deposits of $411.1 million at December 31, 2004. Noninterest-bearing deposits increased $12.7 million from year-end 2004 to year-end 2005, while total interest-bearing deposits increased $41.4 million over the same period. The most significant increases in deposits are attributed to time deposits, including wholesale time deposits, with a $26.3 million increase in time deposits of $100,000 or more and a $15.9 million increase in other time deposits. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. For this reason, we replaced our Southern Shores/Kitty Hawk and Hertford branches with more convenient, modern branches. We anticipate that our deposits will continue to increase throughout 2006.

Total deposits at December 31, 2004 increased $58.2 million or 16.5% compared to total deposits of $352.9 million at December 31, 2003. Interest-bearing demand deposits increased $13.5 million or 16.6% during 2004, of which $8.5 million was attributable to increases in Money Market accounts. Our six branches located on the “Outer Banks” of North Carolina generated approximately half of the increase. Noninterest-bearing demand deposit accounts increased $6.6 million or 8.23%.

The average balance of deposits and interest rates thereon for the years ended December 31, 2005, 2004, and 2003 are summarized below.

Average Deposits

	Year ended December 31,
	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$91,453	0.59%	$91,404	0.41%	$77,855	0.52%
Savings deposits	23,168	0.50	22,500	0.50	18,596	0.54
Time deposits	231,069	3.03	199,757	1.90	155,653	1.98

Total interest-bearing deposits	345,690	2.21	313,661	1.36	252,104	1.43
Noninterest-bearing deposits	93,996		85,432		72,221

Total deposits	$439,686		$399,093		$324,325

Over the past three years, our average noninterest-bearing deposits have comprised more than 20% of our average total deposits. Owing to our loan growth, during 2005 we continued to look to the wholesale funds market to augment our core funding. As part of our liquidity and funding strategy, we replaced a portion of deposits of local municipalities, which require us to pledge qualifying investment securities as collateral, with wholesale funds. We subscribe to an Internet bulletin board service to advertise our deposit rates. We generated approximately $48.9 million in certificates of deposit through that service in 2005. We also used a brokerage firm in 2004 to obtain an additional $9.8 million in certificates of deposit. At year-end 2005 and 2004, we had approximately $73.0 and $58.2 million, respectively, in these types of deposits, most of which have a maturity of two years or less and carried an interest rate slightly higher than the rates we pay for deposits in our local markets.

As of December 31, 2005, we held approximately $92.3 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $30.0 million of wholesale deposits of $100,000 or more. Non-brokered time deposits less than $100,000 were approximately $83.8 million at December 31, 2005. The following table is a maturity schedule of our time deposits as of December 31, 2005.

Time Deposit Maturity Schedule

	3 Months or Less	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Non-wholesale time certificates of deposit of $100,000 or more	$35,752	$16,355	$30,000	$10,215	$92,322
Non-wholesale time certificates of deposit less than $100,000	26,515	13,942	23,438	19,857	83,752
Wholesale time certificates of deposit of $100,00 or more	700	13,281	3,782	12,244	30,007
Wholesale time certificates of deposit less than $100,000	4,330	15,325	16,756	6,585	42,996

Total time deposits	$67,297	$58,903	$73,976	$48,901	$249,077

Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $23.6 million on December 31, 2005, compared to $23.0 million on December 31, 2004, an increase of

$591 thousand. Federal Funds purchased, repurchase agreements and sweep accounts collectively decreased $9.4 million from December 31, 2004 to December 31, 2005 as cash flow from our investment portfolio was utilized to pay these down. Short-term FHLB advances increased $10.0 million as we repaid $3.0 million in advances during 2005 while $13.0 million in advances maturing in 2006 were reclassified from long-term to short-term obligations at year-end 2005.

Long-term obligations consist of advances from FHLB with maturities greater than one year and $10.3 million in junior subordinated debentures related to trust preferred securities issued during 2002 as discussed below. Our long-term obligations decreased by $13.0 million from $31.3 million on December 31, 2004 to $18.3 million on December 31, 2005 as a result of FHLB advances maturing in 2006 which were reclassified from long-term to short-term obligations at year-end 2005.

On June 26, 2002, we completed a private issuance of $10.0 million in trust preferred securities as part of a pooled resecuritization transaction with several other financial institutions. The trust preferred securities bear interest at a floating rate of 3.45% over the three-month LIBOR rate, payable quarterly.

The following table details the maturities and rates of our borrowings from the FHLB as of December 31, 2005.

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

Liquidity

Liquidity refers to our continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) lines for the purchase of federal funds from other banks; (d) lines of credit established at the FHLB, less existing advances; and (e) our investment securities portfolio. All our debt securities are of investment grade quality and, if the need arises, can promptly be liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. To date, these core funds, supplemented by FHLB advances and a modest amount of brokered deposits, have been adequate to fund loan demand in our market areas, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes.

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $109.5 million, $100.4 million and $87.0 million of advances from the FHLB at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, we had outstanding FHLB advances totaling $21.0 million compared to $24.0 million and $22.0 million at December 31, 2004 and 2003, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2005, we owned 19,477 shares of the FHLB’s $100 par value capital stock, compared to 19,465 and 11,000 shares at December 31, 2004 and 2003, respectively. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $22.0 million available to us at December 31, 2005 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2005, we had $2.5 million of borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2005, we had $253 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

Shareholders’ equity increased by approximately $2.5 million to $34.6 million at December 31, 2005 from $32.1 million at December 31, 2004, based on net income in 2005 of $4.9 million and recognized deferred compensation of $105 thousand on restricted stock awards. We experienced an increase in net unrealized losses on available-for-sale securities of $1.2 million and we declared cash dividends of $1.3 million or $0.64 per share during 2005.

Shareholders’ equity increased by $1.4 million from December 31, 2003 to December 31, 2004, based on net income of $3.3 million and recognized deferred compensation of $98 thousand on restricted stock awards. We experienced an increase in net unrealized losses on available-for-sale securities of $528 thousand during 2004, which was included in accumulated other comprehensive loss. During 2004, we repurchased 8,600 shares or $253 thousand of our stock and we declared cash dividends of $1.2 million or $0.57 per share, compared to cash dividends of $1.0 million or $0.50 per share in the prior year period.

The following table presents information concerning capital required of us and our actual capital ratios.

	To be well capitalized under prompt corrective action provisions		Minimum required for capital adequacy purposes		Our Ratio	Bank’s Ratio
	Ratio		Ratio
As of December 31, 2005:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.43%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	10.32	10.28
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	11.36	11.32
As of December 31, 2004:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.43%	8.32%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	10.86	10.73
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	11.96	11.82

Inflation and Other Issues

Because our assets and liabilities are primarily monetary in nature, the effect of inflation on our assets is less significant compared to most commercial and industrial companies. However, inflation does have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also has a significant effect on other expenses, which tend to rise during periods of general inflation. Notwithstanding these effects of inflation, management believes our financial results are influenced more by our ability to react to changes in interest rates than by inflation.

Except as discussed in this Management’s Discussion and Analysis, management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on the liquidity, capital resources or operations. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or (c) both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were deconsolidated and the debt issued to the trust was recorded in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

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

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). EITF 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, FASB issued a FASB Staff Position (FSP EITF 03-1-b) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company has considered the impact of this FSP and does not expect it to be material.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (IRLC), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, the adoption of SAB 105 did not have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

On May 19, 2004, the FASB released FASB Staff Position (FSP) FAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a subsidy for employers that sponsor postretirement health care plans that provide prescription drug benefits. The net periodic postretirement benefit cost disclosed does not reflect any amount associated with the subsidy because the Company has determined the cost effect will be minimal to none.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (ESPPs). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(R) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(R) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123(R) on January 1, 2006, and does not expect a material effect to the financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related Management’s Discussion and Analysis disclosures. SAB 107 is effective for the period in which SFAS No. 123(R) is adopted. The Company adopted SAB 107 on January 1, 2006, and does not expect the effect on its financial statements to be material.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Summary Quarterly Financial Information

The following table contains summary financial information for each quarterly period listed below. This information has been derived from our unaudited interim consolidated financial statements. This information has not been audited but, in the opinion of our management, it includes all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of our results for those periods. You should read this information in conjunction with our audited year end consolidated financial statements that appear in Item 8 of this report. Our results for quarterly periods shown in the table are not necessarily indicative of our results for any future period.

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Summary of Operations

Income Statement Data:
Interest income	$7,989	$7,532	$6,841	$6,241	$6,185	$5,854	$5,506	$5,198
Interest expense	3,003	2,565	2,216	1,867	1,717	1,523	1,394	1,287
Net interest income	4,986	4,967	4,625	4,374	4,468	4,331	4,112	3,911
Provision for loan losses	417	150	90	100	229	175	250	150
Net interest income after provision	4,569	4,817	4,535	4,274	4,239	4,156	3,862	3,761
Noninterest income	1,862	1,538	1,618	1,207	(8)	1,485	1,820	1,505
Noninterest expense	4,575	4,355	4,369	4,166	3,715	3,973	3,935	3,892
Income before income taxes	1,857	1,999	1,784	1,315	516	1,668	1,747	1,374
Income taxes	587	633	519	363	600	500	525	400
Net income	1,269	1,367	1,265	952	(84)	1,168	1,222	974

Per Share Data and Shares Outstanding:
Net income - basic	$0.63	$0.68	$0.63	$0.47	$(0.04)	$0.58	$0.61	$0.48
Net income - diluted	0.62	0.67	0.62	0.47	(0.04)	0.57	0.60	0.48
Cash dividends	0.1600	0.1600	0.1600	0.1600	0.1425	0.1425	0.1425	0.1425
Book value at period end	16.94	16.86	16.49	15.66	15.74	15.80	14.54	15.52
Shares outstanding at period end	2,040,042	2,040,042	2,040,042	2,038,242	2,038,242	2,038,242	2,038,242	2,040,842

Balance Sheet Data:
Total assets	$547,686	$542,782	$541,136	$516,335	$501,890	$506,168	$489,242	$482,927
Investments	104,723	113,285	104,448	109,093	112,321	118,646	117,586	127,167
Loans	386,786	370,875	361,665	336,429	329,530	332,355	315,127	289,738
Interest-earning assets	494,369	486,108	478,770	447,605	444,707	452,201	434,271	436,130
Deposits	465,208	457,059	455,622	420,959	411,133	415,185	404,097	396,098
Long-term obligations	18,310	18,310	31,310	31,310	31,310	31,310	34,310	34,310
Shareholders’ equity	34,565	34,395	33,637	31,919	32,077	32,214	29,640	31,675

Selected Performance Ratios:
Rate of return (annualized) on:
Total assets	0.93%	1.02%	0.98%	0.76%	(0.07)%	0.94%	1.01%	0.86%
Shareholders’ equity	14.72	16.18	15.50	11.77	(1.03)	15.20	15.86	12.59
Dividend payout ratio	25.40	23.53	25.40	34.04	N/A	24.57	23.36	29.69

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The above discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements about our profitability, liquidity, allowance for loan losses, nonperforming loans, interest rate sensitivity, market risk, ability to compete in our markets, business strategies, and other such statements that are not historical facts. They usually will contain qualifying words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “plan,” “project,” “likely,” “estimate,” “continue,” “could,” “would,” “should,” or similar terms, or the negative or other variations of those terms. We have based those forward-looking statements on our current expectations and projections about future events, but we do not guarantee our future performance described in the statements or that the facts or events described in the statements actually will happen. Our actual performance, or any of those events or facts, may never occur or be realized, or they may be materially different from, or occur in a way substantially different from, the results, facts or events indicated by the forward-looking statements. Those statements involve a number of risks and uncertainties, including, among other things, the factors discussed in Item 1A under the heading “Risk Factors.” Other factors that could influence the accuracy of those forward-looking statements include, among other things:

•	customer acceptance of our services, products and fee structure;

•	the financial success or changing strategies of our customers;

•	the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;

•	weather and similar conditions (particularly the effect of hurricanes on our customers and the coastal communities in which we do business);

•	actions of government regulators;

•	the level of market interest rates;

•	general economic conditions; and

•	other developments or changes in our business we do not expect.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section. We have no obligation, and do not intend, to publicly update or otherwise revise any of the forward-looking statements as a result of any new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 under the caption “Market Risk.”

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ECB Bancorp, Inc.

Engelhard, North Carolina

We have audited the accompanying consolidated balance sheet of ECB Bancorp, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of ECB Bancorp, Inc. and subsidiary as of December 31, 2004 and for each of the years in the two-year period then ended were audited by other auditors whose report dated March 22, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Greenville, North Carolina

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS

ECB BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Raleigh, North Carolina

March 22, 2005

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Non-interest bearing deposits and cash	$17,927	$27,353
Interest bearing deposits	912	910

Total cash and cash equivalents	18,839	28,263

Investment securities available-for-sale, at fair value (cost of $107,084 and $112,787 at December 31, 2005 and 2004, respectively)	104,723	112,321
Loans	386,786	329,530
Allowance for loan losses	(4,650)	(4,300)

Loans, net	382,136	325,230

Real estate and repossessions acquired in settlement of loans, net	—	35
Federal Home Loan Bank common stock, at cost	1,948	1,947
Bank premises and equipment, net	18,859	16,939
Accrued interest receivable	3,562	2,759
Bank owned life insurance	7,436	6,691
Other assets	10,183	7,705

Total	$547,686	$501,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, noninterest-bearing	$98,890	$86,216
Demand, interest-bearing	94,423	94,924
Savings	22,818	23,179
Time	249,077	206,814

Total deposits	465,208	411,133

Accrued interest payable	1,524	970
Short-term borrowings	23,598	23,007
Long-term obligations	18,310	31,310
Other liabilities	4,481	3,393

Total liabilities	513,121	469,813

SHAREHOLDERS’ EQUITY
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,040,042 and 2,038,242 in 2005 and 2004, respectively	7,140	7,134
Capital surplus	5,408	5,360
Retained earnings	23,724	20,176
Deferred compensation—restricted stock	(255)	(306)
Accumulated other comprehensive loss	(1,452)	(287)

Total shareholders’ equity	34,565	32,077

Total	$547,686	$501,890

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans	$24,012	$18,202	$15,850
Interest on investment securities:
Interest exempt from federal income taxes	1,135	1,081	810
Taxable interest income	3,104	3,252	3,540
Dividend income	37	91	159
FHLB stock dividends	74	44	56
Other interest	241	73	62

Total interest income	28,603	22,743	20,477

INTEREST EXPENSE:
Deposits:
Demand accounts	536	374	409
Savings	116	113	100
Time	6,992	3,786	3,085
Short-term borrowings	468	243	262
Long-term obligations	1,539	1,405	1,391

Total interest expense	9,651	5,921	5,247

Net interest income	18,952	16,822	15,230
Provision for loan losses	757	804	638

Net interest income after provision for loan losses	18,195	16,018	14,592

NON-INTEREST INCOME:
Service charges on deposit accounts	3,323	3,387	3,365
Other service charges and fees	1,301	1,229	1,146
Mortgage origination brokerage fees	756	464	481
Net gain on sale of securities	107	308	136
Impairment charge on investments	—	(1,388)	—
Income from bank owned life insurance	255	288	247
Gain on proceeds of insurance settlement	—	396	—
Gain on sale of credit card portfolio	375	—	—
Other operating income	108	118	90

Total non-interest income	6,225	4,802	5,465

NON-INTEREST EXPENSES:
Salaries	6,651	5,874	5,290
Retirement and other employee benefits	2,624	2,126	2,061
Occupancy	1,559	1,301	1,266
Equipment	1,701	1,696	1,459
Professional fees	469	316	343
Supplies	330	329	337
Telephone	498	389	480
Postage	219	238	213
Other operating expenses	3,414	3,246	3,002

Total non-interest expenses	17,465	15,515	14,451

Income before income taxes	6,955	5,305	5,606
Income taxes	2,102	2,025	1,700

Net income	$4,853	$3,280	$3,906

Net income per share—basic	$2.41	$1.63	$1.93

Net income per share—diluted	$2.37	$1.60	$1.91

Weighted average shares outstanding—basic	2,014,879	2,016,680	2,022,264

Weighted average shares outstanding—diluted	2,046,129	2,044,201	2,045,263

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands, except per share data)

	Common Stock		Capital surplus	Retained earnings	Deferred compensation – restricted stock	Accumulated other comprehensive income (loss)	Comprehensive income	Total
	Number	Amount
BALANCE—December 31, 2002	2,040,016	$7,141	$5,410	$15,171	$(53)	$1,969		$29,638
Unrealized losses, net of income tax benefit of $1,081	—	—	—	—	—	(1,728)	$(1,728)	(1,728)
Net income	—	—	—	3,906	—		3,906	3,906

Total comprehensive income							$2,178

Deferred compensation—restricted stock issuance	8,413	29	122	—	(151)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	54	—		54
Repurchase of common stock	(10,500)	(37)	(172)	—	—	—		(209)
Cash dividends ($.50 per share)	—	—	—	(1,019)	—	—		(1,019)

BALANCE—December 31, 2003	2,037,929	$7,133	$5,360	$18,058	$(150)	$241		$30,642
Unrealized losses, net of income tax benefit of $331	—	—	—	—	—	(528)	$(528)	(528)
Net income	—	—	—	3,280	—		3,280	3,280

Total comprehensive income							$2,752

Deferred compensation—restricted stock issuance	8,913	31	223	—	(254)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	98	—		98
Repurchase of common stock	(8,600)	(30)	(223)	—	—	—		(253)
Cash dividends ($.57 per share)	—	—	—	(1,162)	—	—		(1,162)

BALANCE—December 31, 2004	2,038,242	$7,134	$5,360	$20,176	$(306)	$(287)		$32,077
Unrealized losses, net of income tax benefit of $730	—	—	—	—	—	(1,165)	$(1,165)	(1,165)
Net income	—	—	—	4,853	—	—	4,853	4,853

Total comprehensive income							$3,688

Deferred compensation—restricted stock issuance	1,800	6	48	—	(54)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	105	—		105
Cash dividends ($.64 per share)	—	—	—	(1,305)	—	—		(1,305)

BALANCE—December 31, 2005	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,853	$3,280	$3,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,271	994	1,041
Amortization (accretion) of investment securities, net	233	345	483
Provision for loan losses	757	804	638
Deferred income taxes	721	(326)	(297)
Gain on sale of securities	(107)	(308)	(136)
Gain on sale of credit card portfolio	(375)	—	—
Impairment charge on investments	—	1,388	—
(Gain) loss on sale of real estate acquired in settlement of loans	(18)	61	5
Loss (gain) on disposal of premises and equipment	(3)	16	(1)
Deferred compensation—restricted stock	105	98	54
Increase in accrued interest receivable	(803)	(135)	(302)
Increase in other assets	(3,199)	(1,507)	(2,659)
Increase (decrease) in accrued interest payable	554	276	(35)
Increase in other liabilities, net	1,782	603	1,660

Net cash provided by operating activities	5,771	5,589	4,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities classified as available-for-sale	9,159	23,115	17,812
Proceeds from maturities of investment securities classified as available-for-sale	11,776	23,634	49,600
Purchases of investment securities classified as available-for-sale	(15,357)	(59,533)	(52,072)
Redemption (purchase) of Federal Home Loan Bank common stock	(1)	(846)	327
Proceeds from disposal of premises and equipment	3	—	3
Purchases of premises and equipment	(3,192)	(6,069)	(4,308)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	101	158	—
Proceeds from sale of credit card portfolio	2,727	—	—
Purchase of life insurance	(745)	(693)	(624)
Net increase in loans	(60,063)	(48,003)	(53,939)

Net cash used in investing activities	(55,592)	(68,237)	(43,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	54,075	58,199	51,672
Net increase (decrease) in short-term borrowings	(12,409)	4,707	(1,922)
Proceeds from (repayment of) long-term obligations	—	2,000	(2,690)
Dividends paid	(1,269)	(1,126)	(968)
Repurchase of common stock	—	(253)	(209)

Net cash provided by financing activities	40,397	63,527	45,883

Increase (decrease) in cash and cash equivalents	(9,424)	879	7,039
Cash and cash equivalents at beginning of year	28,263	27,384	20,345

Cash and cash equivalents at end of year	$18,839	$28,263	$27,384

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized losses on available-for-sale securities, net of deferred taxes	$(1,165)	$(528)	$(1,727)

Cash dividends declared but not paid	$326	$290	$254

Debt transferred from long-term to short-term	$13,000	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

A decline in the market value of any AFS or HTM security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related HTM or AFS security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

(G)    Allowance for Loan Losses

The allowance for loan losses (AFLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. Thus, future additions to the AFLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s AFLL. Such agencies may require the Company to recognize adjustments to the AFLL based on their judgments about information available to them at the time of their examination.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (collectively referred to hereafter as SFAS No. 114), the AFLL related to loans that are identified for evaluation and deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans. Loans evaluated for impairment and not considered impaired are assessed under SFAS No. 5, “Accounting for Contingencies.”

(H)    Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Loans with outstanding principal balances totaling $40 thousand, $35 thousand and $24 thousand were foreclosed on during the years ended December 31, 2005, 2004 and 2003, respectively.

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provides the Company with the ability to draw $109.5 million and $100.3 million of advances from the FHLB at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company had advances totaling $21 million and $24 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2005 and 2004, the Company owned 19,477 and 19,465 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

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

(K)    Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, overnight sweep accounts, federal funds purchased and short-term FHLB advances.

(L)    Long-Term Obligations

On June 26, 2002, the Company completed a private issuance of $10 million in trust preferred securities as part of a pooled resecuritization transaction with several other financial institutions. The trust preferred securities bear a floating rate of interest of 3.45% over the three-month LIBOR rate that is payable quarterly. Bancorp has used the net proceeds for market expansion, the repurchase of Bancorp stock and for other corporate and strategic purposes.

The trust preferred securities were issued by a wholly owned finance subsidiary of Bancorp, ECB Statutory Trust I (the “Trust”), and Bancorp has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of trust preferred securities were invested in debentures issued by Bancorp and that investment became the sole asset of the trust. Bancorp may redeem the trust preferred securities in whole or in part on or about June 26, 2007. The trust preferred securities mature on June 26, 2032.

When organized, the Company treated the Trust as a consolidated subsidiary for financial statement purposes, and the Trust’s assets and liabilities were included in the consolidated financial statements. However, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46 Revised (“FIN 46R”), the Company

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

deconsolidated the Trust as of December 31, 2003. The deconsolidation of trust preferred securities did not have a material effect on the consolidated financial statements.

(M)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when such amounts are realized or settled.

(N)    Stock Option Plan

During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan (the Omnibus Plan) which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. Stock options generally vest one-third each year beginning three years after the grant date (for full vesting after five years) and expire after 10 years. Restricted stock vests over five years.

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

Stock options of approximately 18 thousand shares were granted in 2005. There were no options granted in 2004 or 2003. The per share weighted-average fair value of options granted during 2005 was $8.68 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	2.40%
Risk-free interest rate	3.88%
Expected life (in years)	7
Expected volatility	31.09%

Restricted stock of approximately 2 thousand shares and 9 thousand shares was awarded in 2005 and 2004, respectively, resulting in an increase to deferred compensation-restricted stock of $54 thousand in 2005 and $254 thousand in 2004.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows (dollars in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$4,853	$3,280	$3,906
Total stock-based employee compensation expense included in net income	105	98	54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(137)	(105)	(64)

Proforma net income	$4,821	$3,273	$3,896

Earnings per share:
Basic—as reported	$2.41	$1.63	$1.93

Basic—proforma	$2.39	$1.62	$1.93

Diluted—as reported	$2.37	$1.60	$1.91

Diluted—proforma	$2.36	$1.60	$1.91

(O)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Diluted weighted-average shares outstanding increased by 16 thousand, 13 thousand and 11 thousand shares for 2005, 2004 and 2003, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted- average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. During 2005, 2004 and 2003, diluted weighted-average shares outstanding increased by 15 thousand, 14 thousand and 12 thousand, respectively, due to the dilutive impact of options.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (amounts in thousands, except per share data).

	Year ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$4,853	2,015	$2.41

Effect of dilutive securities	—	31

Diluted net income per share	$4,853	2,046	$2.37

At December 31, 2005, approximately 18 thousand options were outstanding with an exercise price above the market value of the Company’s stock at that date. Exercise of these options is not considered in computing 2005 diluted earnings per share as the effect would be anti-dilutive.

	Year ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,280	2,017	$1.63

Effect of dilutive securities	—	27

Diluted net income per share	$3,280	2,044	$1.60

	Year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per share Amount
Basic net income per share	$3,906	2,022	$1.93

Effect of dilutive securities	—	23

Diluted net income per share	$3,906	2,045	$1.91

(P)    Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. As of and for the periods presented, the sole component of other comprehensive income for the Company has consisted of unrealized gains and losses, net of taxes, of the Company’s available-for-sale securities portfolio (dollars in thousands).

	2005	2004	2003
Unrealized losses arising during the period	$(1,788)	$(551)	$(2,673)
Tax benefit	689	212	1,029
Reclassification to realized gains	(107)	(308)	(136)
Tax expense	41	119	52

Other comprehensive loss	$(1,165)	$(528)	$(1,728)

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(Q)    Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

(R)    New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or (c) both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were deconsolidated and the debt issued to the trust was recorded in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

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

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). EITF 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, FASB issued a FASB Staff Position (FSP EITF 03-1-b) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company has considered the impact of this FSP and does not expect it to be material.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (IRLC), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, the adoption of SAB 105 did not have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

On May 19, 2004, the FASB released FASB Staff Position (FSP) FAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a subsidy for employers that sponsor postretirement health care plans that provide prescription drug benefits. The net periodic postretirement benefit cost disclosed does not reflect any amount associated with the subsidy because the Company has determined the cost effect will be minimal to none.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (ESPPs). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(R) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(R) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 123(R) on January 1, 2006, and does not expect a material effect to the financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(R) is adopted. The Company adopted SAB 107 on January 1, 2006, and does not expect the effect on its financial statements to be material.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Securities of other U.S. government agencies and corporations	$23,617	$—	$(352)	$23,265
Obligations of states and political subdivisions	29,086	162	(496)	28,752
Mortgage-backed securities	54,381	2	(1,677)	52,706

	$107,084	$164	$(2,525)	$104,723

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Securities of other U.S. government agencies and corporations	$10,975	$22	$(34)	$10,963
Obligations of states and political subdivisions	30,873	502	(342)	31,033
Mortgage-backed securities	66,662	129	(743)	66,048
Preferred stock	4,277	—	—	4,277

	$112,787	$653	$(1,119)	$112,321

Gross realized gains and losses on sales of securities for the years ended December 31, 2005, 2004 and 2003 were as follows (dollars in thousands):

	2005	2004	2003
Gross realized gains	$122	$358	$190
Gross realized losses	(15)	(50)	(54)

Net realized gains	$107	$308	$136

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

Impairment of Certain Investments in Debt and Equity Securities. The following tables set forth the amount of unrealized losses at December 31, 2005 and 2004 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The tables are segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months (dollars in thousands).

December 31, 2005

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Securities of other U.S. government agencies and corporations	$16,928	$195	$6,336	$157	$23,264	$352
Obligations of states and political subdivisions	6,941	92	9,618	404	16,559	496
Mortgage-backed securities	12,507	180	39,944	1,497	52,451	1,677

Total	$36,376	$467	$55,898	$2,058	$92,274	$2,525

December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Securities of other U.S. government agencies and corporations	$3,986	$14	$980	$20	$4,966	$34
Obligations of states and political subdivisions	8,147	324	1,293	18	9,440	342
Mortgage-backed securities	34,188	413	15,900	330	50,088	743

Total	$46,321	$751	$18,173	$368	$64,494	$1,119

Not included in the 2004 amount above was an other-than-temporary impairment charge of $1.4 million on FNMA and FHLMC preferred stock. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, we concluded that the unrealized losses were other-than-temporary. The Company’s conclusion considered the duration and the severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time.

As of December 31, 2005 and 2004, management has concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover their cost. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2005, by remaining contractual maturity are as follows (dollars in thousands):

	Amortized cost	Fair value
Securities of other U.S. government agencies and corporations:
Due in one year or less	$1,000	$985
Due in one year through five years	22,617	22,280
Obligations of states and political subdivisions:
Due in one year or less	616	617
Due in one year through five years	6,476	6,496
Due after five through ten years	10,744	10,587
Due after ten years	11,250	11,052
Mortgage-backed securities:
Due in one year through five years	4,807	4,604
Due after five through ten years	5,533	5,279
Due after ten years	44,041	42,823

Total securities	$107,084	$104,723

Securities with an amortized cost of $83.7 million at December 31, 2005 are pledged as collateral for deposits. Of this total, $18.1 million are pledged as collateral for FHLB advances.

(3)    LOANS

Loans at December 31, 2005 and 2004 classified by type, are as follows (dollars in thousands):

	2005	2004
Real estate loans:
Construction and land development	$91,334	$59,484
Secured by farmland	23,608	21,588
Secured by residential properties	53,129	46,873
Secured by nonfarm, nonresidential properties	122,865	113,051
Consumer installment	8,518	9,996
Credit cards and related plans	2,630	4,988
Commercial and all other loans:
Commercial and industrial	48,795	47,739
Loans to finance agricultural production	16,411	14,917
All other loans	20,167	11,590

	387,457	330,226
Less deferred fees and costs, net	671	696

	$386,786	$329,530

Included in the above:
Nonaccrual loans	$—	$66
Restructured loans	65	37

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

At December 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $0. The average recorded investment in impaired loans during the year ended December 31, 2005 was $121 thousand. For the year ended December 31, 2005, the Company recognized approximately $11 thousand of interest income on impaired loans.

At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $0. The average recorded investment in impaired loans during the year ended December 31, 2004 was $28 thousand. For the year ended December 31, 2004, the Company recognized no interest income on impaired loans.

At December 31, 2003, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $61 thousand and had no associated allowance for loan loss. The average recorded investment in impaired loans during the year ended December 31, 2003 was $196 thousand. For the year ended December 31, 2003, the Company recognized no interest income on those impaired loans.

The Company, through its normal lending activity, originates and maintains loans receivable that are substantially concentrated in the Eastern region of North Carolina, where its offices are located. The Company’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company, and such changes could be significant.

At December 31, 2005 and 2004, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $53.1 million and $46.9 million, respectively.

Loans of approximately $21.5 million at December 31, 2005 are pledged as eligible collateral for FHLB advances.

(4)    ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 follows (dollars in thousands):

	December 31,
	2005	2004	2003
Beginning balance	$4,300	$3,550	$3,150
Provision for loan losses	757	804	638
Recoveries	35	127	112
Loans charged off	(306)	(181)	(350)
Adjustment for loans sold	(136)	—	—

Ending balance	$4,650	$4,300	$3,550

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2005 and 2004 are as follows (dollars in thousands):

	Cost	Accumulated depreciation	Undepreciated cost
December 31, 2005:
Land	$5,427	$—	$5,427
Land improvements	258	222	36
Buildings	13,252	3,214	10,038
Furniture and equipment	7,057	5,088	1,969
Construction in progress	1,389	—	1,389

Total	$27,383	$8,524	$18,859

December 31, 2004:
Land	$5,422	$—	$5,422
Land improvements	257	205	52
Buildings	10,463	2,686	7,777
Furniture and equipment	6,331	4,451	1,880
Construction in progress	1,808	—	1,808

Total	$24,281	$7,342	$16,939

(6)    INCOME TAXES

The components of income tax expense are as follows (dollars in thousands):

	Current	Deferred	Total
Year ended December 31, 2005:
Federal	$1,153	$539	$1,692
State	228	182	410

	$1,381	$721	$2,102

Year ended December 31, 2004:
Federal	$1,926	$(264)	$1,662
State	425	(62)	363

	$2,351	$(326)	$2,025

Year ended December 31, 2003:
Federal	$1,661	$(244)	$1,417
State	336	(53)	283

	$1,997	$(297)	$1,700

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

Total income tax expense was greater than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows (dollars in thousands):

	Years ended December 31,
	2005	2004	2003
Income taxes at statutory rate	$2,365	$1,804	$1,906
Increase (decrease) resulting from:
Effect of non-taxable interest income	(383)	(396)	(440)
Increase (decrease) in valuation allowance	(35)	534	—
Bank owned life insurance	(87)	(98)	—
State taxes, net of federal benefit	271	178	186
Other, net	(29)	3	48

Applicable income taxes	$2,102	$2,025	$1,700

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (dollars in thousands):

	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,793	$1,403
Unrealized loss associated with FNMA and FHLMC preferred stock	499	535
Postretirement benefits	242	236
Unrealized losses on securities available for sale	909	179
Other	734	602

Total gross deferred tax assets	$4,177	$2,955
Valuation allowance	(499)	(534)

Total net deferred tax assets	3,678	2,421

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	1,718	455
Other	296	310

Total gross deferred tax liabilities	2,014	765

Net deferred tax asset	$1,664	$1,656

The valuation allowance for deferred tax assets was $499 thousand and $534 thousand for the years ended December 31, 2005 and 2004, respectively. The valuation allowance required at December 31, 2005 and 2004 was for certain unrealized capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them. Currently, the Company does not have capital gains and there are no plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset. Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

Income taxes paid during each of the three years ended December 31, 2005, 2004, and 2003 were $2.8 million, $1.7 million and $2.2 million, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2005 and 2004 are summarized as follows (dollars in thousands):

	2005	WAR	2004	WAR
Sweep accounts	$2,098	2.19%	$1,622	0.50%
Advances from FHLB	13,000	3.82	3,000	3.03
Federal Funds purchased	2,475	4.74	8,975	2.30
Repurchase agreements	6,025	4.60	9,410	2.60

Total short-term borrowings	23,598	3.97%	23,007	2.39%

Junior subordinated debentures	10,310	7.97	10,310	6.00
Advances from FHLB	8,000	4.16	21,000	3.95

Total long-term obligations	18,310	6.31%	31,310	4.63%

Total borrowed funds	$41,908	4.99%	$54,317	3.68%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2005, was $21.5 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $18.1 million of investment securities held as collateral by the FHLB on advances as of December 31, 2005. The maximum month end balances were $24 million, $27 million and $25 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Annual principal maturities of Federal Home Loan Bank advances for the years subsequent to December 31, 2005 are as follows (dollars in thousands):

2006	$13,000
2007	3,000
2011	5,000

$21,000

The Company has Junior Subordinated Debentures outstanding of $10.3 million which bear interest at 3.45% over the 3-month LIBOR rate, payable quarterly. The interest rate at December 31, 2005 was 7.97%. Bancorp may redeem the trust preferred securities in whole or in part on or about June 26, 2007. The trust preferred securities mature on June 26, 2032.

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

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $254 thousand, $210 thousand and $190 thousand in 2005, 2004 and 2003, respectively. The Company also has a

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

The following tables provide information relating to the Company’s post retirement benefit plan (dollars in thousands):

	2005	2004
Reconciliation of benefit obligation
Net benefit obligation, January 1	$635	$609
Service cost	7	6
Interest cost	43	43
Amortization of (gain) loss	—	4
Plan amendment	(37)	(45)
Actuarial loss	114	118
Benefits paid	(24)	(27)

Net benefit obligation, December 31	$738	$708

Fair value of plan assets	$—	$—

Funded status
Funded status, December 31	738	708
Unrecognized prior service cost	37	45
Unrecognized actuarial loss	(114)	(118)

Net amount recognized, included in other liabilities	$661	$635

Net periodic postretirement benefit cost for 2005, 2004 and 2003 includes the following components (dollars in thousands):

	2005	2004	2003
Service cost	$7	$6	$9
Interest cost	43	43	42
Amortization of loss	—	4	—

Net periodic postretirement benefit cost	$50	$53	$51

The following table presents assumptions relating to the plan at December 31, 2005 and 2004:

	2005	2004
Discount rate in determining benefit obligation	6.0%	6.0%
Annual health care cost trend rate	8.0%	8.0%
Ultimate medical trend rate	8.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	14.1%	14.5%
Benefit obligation	12.9%	13.3%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(11.7)%	(12.0)%
Benefit obligation	(10.8)%	(11.1)%

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(9)    STOCK OPTION PLAN

A summary of the status of stock options as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

	2005		2004		2003
	Number	Weighted average option price	Number	Weighted average option price	Number	Weighted average option price
Options outstanding, beginning of year	25,302	$11.92	25,302	$11.92	25,302	$11.92
Granted	18,087	29.00	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Options outstanding, end of year	43,389	$19.04	25,302	$11.92	25,302	$11.92

The following table summarizes information about the stock options outstanding at December 31, 2005:

	2005
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2005	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2005	Weighted- average exercise price
$10.00	8,358	4.1	8,358	$10.00
$12.50	8,844	2.4	8,844	12.50
$13.25	8,100	6.0	2,700	13.25
$29.00	18,087	9.6	—	—

	43,389	6.4	19,902	$11.55

The following table summarizes information about the stock options outstanding at December 31, 2004:

	2004
	Options Outstanding		Options Exercisable
Exercise Price	Number outstanding December 31, 2004	Weighted- average remaining contractual life (years)	Number outstanding December 31, 2004	Weighted- average exercise price
$10.00	8,358	5.1	5,570	$10.00
$12.50	8,844	3.4	8,844	12.50
$13.25	8,100	7.0	—	—

	25,302	5.1	14,414	$11.53

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

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

(10)    DEPOSITS

At December 31, 2005 and 2004, certificates of deposit of $100,000 or more amounted to approximately $122.3 million and $96.0 million, respectively.

Time deposit accounts as of December 31, 2005, mature in the following years and amounts: 2006—$200.2 million; 2007—$34.5 million; 2008—$8.8 million; 2009—$5.2 million; and 2010—$0.4 million.

For the years ended December 31, 2005, 2004 and 2003, interest expense on certificates of deposit of $100,000 or more amounted to approximately $2.5 million, $1.6 million and $1.2 million, respectively.

The Company made interest payments on deposits and borrowings of $9.1 million, $5.6 million and $5.3 million during the years ended December 31, 2005, 2004 and 2003, respectively.

(11)    LEASES

The Company has several noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2005, 2004 and 2003 was $532 thousand, $600 thousand and $524 thousand, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows (dollars in thousands):

Year ending December 31,
2006	$553
2007	543
2008	435
2009	217
2010	200
Thereafter	1,590

Total minimum lease payments	$3,538

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are noninterest-bearing, were approximately $258 thousand at December 31, 2005.

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $86.5 million, standby letters of credit of $1.3 million and $986 thousand of unfunded commitments, included in other liabilities, with three Small Business Administration backed venture and debt investment groups (SBIC’s) at December 31, 2005. The Company has also committed to invest $1.0 million with the Community Affordable Housing Equity Corporation of which $705 thousand is not yet funded.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$18,839	$18,839	$28,263	$28,263
Investment securities	104,723	104,723	112,321	112,321
FHLB stock	1,948	1,948	1,947	1,947
Accrued interest receivable	3,562	3,562	2,759	2,759
Net loans	382,136	377,649	325,230	323,319
Financial liabilities:
Deposits	$465,208	$463,884	$411,133	$410,247
Short-term borrowings	23,598	23,598	23,007	23,007
Accrued interest payable	1,524	1,524	970	970
Long-term obligations	18,310	18,223	31,310	31,377

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

Quantitative measures established by the Federal Deposit Insurance Corporation (“FDIC”) to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company, as a bank holding company, is also subject, on a consolidated basis, to the capital adequacy guidelines of the Board of Governors of the Federal Reserve (the “Federal Reserve Board”). The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. Management believes, as of December 31, 2005, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$50,401	11.32%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk-Weighted Assets)	$45,751	10.28%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$45,751	8.39%	≥	4.00%	≥	5.00%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$46,387	11.82%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk-Weighted Assets)	$42,087	10.73%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$42,087	8.32%	≥	4.00%	≥	5.00%

The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$50,667	11.36%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk-Weighted Assets)	$46,017	10.32%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$46,017	8.43%	≥	3.00%	≥	5.00%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$46,973	11.96%	≥	8.00%	≥	10.00%
Tier I Capital (to Risk-Weighted Assets)	$42,673	10.86%	≥	4.00%	≥	6.00%
Tier I Capital (to Average Assets)	$42,673	8.43%	≥	3.00%	≥	5.00%

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2005 and 2004, and the related condensed statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003 are as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	2005	2004
Assets
Receivable from subsidiary	$650	$600
Investment in subsidiaries	44,299	41,853
Other assets	266	276

Total assets	$45,215	$42,729

Liabilities and Shareholders’ Equity
Dividends payable	$326	$290
Accrued interest payable	14	52
Long-term obligations	10,310	10,310

Total liabilities	10,650	10,652

Total shareholders’ equity	34,565	32,077

Total liabilities and shareholders’ equity	$45,215	$42,729

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	2005	2004	2003
Dividends from bank subsidiary	$1,164	$1,281	$1,123
Equity in undistributed net income of subsidiaries	3,689	1,999	2,783

Net income	$4,853	$3,280	$3,906

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$4,853	$3,280	$3,906
Undistributed net income of subsidiaries	(3,689)	(1,999)	(2,783)
Deferred compensation—restricted stock	105	98	54

Net cash provided by operating activities	1,269	1,379	1,177

FINANCING ACTIVITIES:
Repurchase of common stock	—	(253)	(209)
Cash dividends paid	(1,269)	(1,126)	(968)

Net cash used in financing activities	(1,269)	(1,379)	(1,177)

Net change in cash	$—	$—	$—

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 and 2004

(17)    RELATED PARTY TRANSACTIONS

Bancorp and the Bank have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (“Related Parties”) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than normal risk of collectibility nor present any unfavorable features.

Loans at December 31, 2005 and 2004 include loans to officers and directors and their associates totaling approximately $2.4 million and $868 thousand, respectively. During 2005, $1.6 million in loans were disbursed to officers, directors and their associates and principal repayments of $104 thousand were received on such loans.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

During the fourth quarter of 2005, we engaged the services of an outside accounting firm to assist our accounting staff, as needed, in the preparation and review of our consolidated financial statements and financial reporting, and other accounting matters. Otherwise, no change in our internal control over financial reporting occurred during our fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from the information under the captions “Proposal 1: Election of Directors—Nominees” and “—Incumbent Directors”, and “Executive Officers,” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from the information under the captions “Audit Committee—Function” and “—Members” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting.

Audit Committee Financial Expert.    Rules of the Securities and Exchange Commission (the “SEC”) require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions.

We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. In the future, financial expertise and experience will be one of many factors that our Board considers in selecting candidates to become directors. However, we are not required by any law or regulation to have an audit committee financial expert on our Board or Audit Committee, and we believe that small companies such as ours will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as audit committee financial experts who are willing to serve as directors without being compensated at levels higher than we currently pay our directors. Our current Audit Committee members have a level of financial knowledge and experience that we believe is sufficient for banks our size that, like us, do not engage in a wide variety of business activities, and, for that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in our Board’s selection of candidates to become new directors.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting.

Code of Ethics.    Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our Code of Ethics will be provided without charge to any person upon request. Requests for copies of our Code of Ethics should be sent by mail to our Corporate Secretary at ECB Bancorp, Inc., Post Office Box 337, Engelhard, N.C. 27824, or by telephone to 252 925-9411.

Procedures for Shareholder Recommendations to Nominating Committee.    Our Nominations Committee has adopted procedures to be followed by our shareholders who wish to recommend candidates to the Committee for its consideration in connection with its recommendation of director nominees to our Board of Directors. A copy of those procedures was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004. Those procedures have not been modified since their adoption.

Item 11.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the captions “Director Compensation” and “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the caption “Beneficial Ownership of Securities” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2005, and under which shares of our Common Stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	43,389	$19.04	87,143	(1)
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	43,389	$19.04	87,143	(1)

(1)	Reflects the number of shares remaining available for issuance pursuant to our Omnibus Stock Ownership and Long-Term Incentive Plan which provides for the issuance of both stock options and restricted stock awards.

Item 13.    Certain Relationships and Related Transactions

Information regarding transactions between us and our directors and executive officers is incorporated by reference from the information under the caption “Transactions with Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting.

Item 14.    Principal Accountant Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from the information under the caption “Services and Fees During 2005” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements.    The following financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Report of KPMG LLP

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements—December 31, 2005 and 2004

(b) Exhibits.    An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears appears immediately following the signature page and is incorporated herein by reference.

(c) Financial Statement Schedules.    No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 7 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1 , 2006	ECB BANCORP, INC.

	By:	/S/ ARTHUR H. KEENEY III
Arthur H. Keeney III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ARTHUR H. KEENEY III Arthur H. Keeney III	President and Chief Executive Officer (principal executive officer)	March 1, 2006

/S/ GARY M. ADAMS Gary M. Adams	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2006

/S/ GEORGE T. DAVIS, JR. George T. Davis, Jr.	Vice Chairman	March 1, 2006

/S/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 1, 2006

/S/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 1, 2006

/S/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 1, 2006

Joseph T. Lamb, Jr.	Director	March , 2006

/S/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 1, 2006

/S/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Director	March 1, 2006

/S/ MICHAEL D. WEEKS Michael D. Weeks	Director	March 1, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.01	Registrant’s Articles of Incorporation (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

3.02	Registrant’s Bylaws (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

4.01	Specimen common stock certificate (incorporated by reference from Exhibits to Registration Statement on Form S-1, Reg. No. 333-128843)

4.02	Indenture dated as of June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.03	Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among Registrant, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.04	Guarantee Agreement dated as of June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

10.01	Employment Agreement between Arthur H. Keeney, III and the Bank (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.02	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s 2001 Annual Report on Form 10-KSB)

10.03	Agreement between William F. Plyler, II and the Bank (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.04	Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.05	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.06	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.07	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Registration Statement on Form S-8, Reg. No. 333-77689)

10.08	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.09	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.10	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.11	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.12	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney, III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.13	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.14	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.15	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

Exhibit No.	Description of Exhibit
10.16	Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.17	Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.18	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.19	The East Carolina Bank Incentive Plan (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

10.20	Schedule listing 2006 base salary rates and 2005 cash bonus amounts of named executive officers (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated February 21, 2006)

10.21	Schedule listing number of shares of our common stock for which a purchase option was granted to each of our named executive officers, together with the exercise price, term and vesting schedule of each option (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated February 21, 2006)

21.01	List of our subsidiaries (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

23.01	Consent of Dixon Hughes PLLC (filed herewith)

23.02	Consent of KPMG LLP (filed herewith)

31.01	Certification of Chief Executive Officer (pursuant to Rule 13a-14) (filed herewith)

31.02	Certification of Chief Financial Officer (pursuant to Rule 13a-14) (filed herewith)

32.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. Section 1350) (filed herewith)