Form 10-Q
period 2006-03-31
ECB BANCORP INC
filed 2006-05-15
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2006 2,902,542 shares of the registrant’s common stock, $3.50 par value, were outstanding.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$20,224	$17,927
Interest bearing deposits	985	912
Overnight investments	24,550	—

Total cash and cash equivalents	45,759	18,839

Investment securities
Available-for-sale, at market value (cost of $107,059 and $107,084 at March 31, 2006 and December 31, 2005, respectively)	104,241	104,723

Loans	394,986	386,786
Allowance for loan losses	(4,852)	(4,650)

Loans, net	390,134	382,136

Federal Home Loan Bank common stock, at cost	1,814	1,948
Bank premises and equipment, net	19,509	18,859
Accrued interest receivable	3,531	3,562
Bank owned life insurance	7,501	7,436
Other assets	9,282	10,183

Total	$581,771	$547,686

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$92,482	$98,890
Demand, interest bearing	96,458	94,423
Savings	22,632	22,818
Time	270,915	249,077

Total deposits	482,487	465,208

Accrued interest payable	1,820	1,524
Short-term borrowings	16,238	23,598
Long-term obligations	18,310	18,310
Other liabilities	3,630	4,481

Total liabilities	522,485	513,121

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,902,542 at March 31, 2006 and 2,040,042 at December 31, 2005.	10,116	7,140
Capital surplus	26,574	5,408
Retained earnings	24,329	23,724
Deferred compensation - restricted stock	—	(255)
Accumulated other comprehensive loss	(1,733)	(1,452)

Total shareholders’ equity	59,286	34,565

Total	$581,771	$547,686

* Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three months ended March 31, 2006 and 2005

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,060	$5,146
Interest on investment securities:
Interest exempt from federal income taxes	266	289
Taxable interest income	798	753
Dividend income	—	18
FHLB stock dividends	50	12
Other interest	123	23

Total interest income	8,297	6,241

Interest expense:
Deposits:
Demand accounts	243	112
Savings	28	29
Time	2,633	1,260
Short-term borrowings	112	102
Long-term obligations	414	364

Total interest expense	3,430	1,867

Net interest income	4,867	4,374
Provision for loan losses	200	100

Net interest income after provision for loan losses	4,667	4,274

Noninterest income:
Service charges on deposit accounts	793	795
Other service charges and fees	430	324
Income from bank owned life insurance	65	69
Other operating income	27	19

Total noninterest income	1,315	1,207

Noninterest expenses:
Salaries	1,771	1,594
Retirement and other employee benefits	662	617
Occupancy	395	331
Equipment	418	455
Professional fees	49	187
Supplies	83	83
Telephone	107	133
Postage	59	47
Other operating expenses	858	719

Total noninterest expenses	4,402	4,166

Income before income taxes	1,580	1,315
Income taxes	482	363

Net income	$1,098	$952

Net income per share - basic	$0.51	$0.47

Net income per share - diluted	$0.51	$0.47

Weighted average shares outstanding - basic	2,133,275	2,014,874

Weighted average shares outstanding - diluted	2,150,583	2,044,430

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2006 and 2005

(Dollars in thousands, except per share data)

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2005	2,038,242	$7,134	$5,360	$20,176	$(306)	$(287)		$32,077
Unrealized loss, net of income tax of $ 506						(808)	$(808)	(808)
Net income				952			952	952

Total comprehensive income							$144

Recognition of deferred compensation - restricted stock				24				24
Cash dividends ($.16 per share)			(326)					(326)

Balance March 31, 2005	2,038,242	$7,134	$5,360	$20,802	$(282)	$(1,095)		$31,919

Balance January 1, 2006	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565
Unrealized loss, net of income tax of $ 176						(281)	$(281)	(281)
Net income				1,098			1,098	1,098

Total comprehensive income							$817

Issuance of common stock	862,500	3,019	23,503					26,522
Expenses related to issuance of common stock			(2,169)					(2,169)
Stock based compensation		15	29					44
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R (See note 4)		(58)	(197)		255			—
Cash dividends ($.17 per share)			(493)					(493)

Balance March 31, 2006	2,902,542	$10,116	$26,574	$24,329	$—	$(1,733)		$59,286

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,098	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	294	263
Amortization of premium on investment securities, net	31	68
Provision for loan losses	200	100
Net (charge-offs)/recoveries on loans	2	(20)
Stock based compensation	44	24
Decrease in accrued interest receivable	31	132
Income from Bank owned life insurance	(65)	(69)
(Increase) decrease in other assets	901	(535)
Increase in accrued interest payable	296	113
Increase (decrease) in other liabilities, net	(842)	159

Net cash provided by operating activities	1,990	1,187

Cash flows from investing activities:
Proceeds from maturities of investment securities classified as available-for-sale	1,994	2,481
Purchases of investment securities classified as available-for-sale	(2,000)	(636)
(Purchase) redemption of Federal Home Loan Bank common stock	134	(136)
Purchases of premises and equipment	(944)	(787)
Net loan originations	(8,200)	(7,024)

Net cash used by investing activities	(9,016)	(6,102)

Cash flows from financing activities:
Net increase in deposits	17,279	9,826
Repayment of short-term borrowings	(7,360)	—
Proceeds from short-term borrowings	—	4,977
Dividends paid	(326)	(291)
Net proceeds from issuance of common stock	24,353	—

Net cash provided by financing activities	33,946	14,512

Increase in cash and cash equivalents	26,920	9,597
Cash and cash equivalents at beginning of period	18,839	28,263

Cash and cash equivalents at end of period	$45,759	$37,860

Cash paid during the period:
Interest	$3,134	$1,754
Taxes	—	458
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$493	$326
Unrealized losses on available-for-sale securities, net of deferred taxes	(281)	(808)

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

(2) Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three-month periods ended March 31, 2006 and 2005, respectively.

	Three-months ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at the beginning of the period	$4,650	$4,300
Provision for loan losses	200	100
Charge-offs	(2)	(27)
Recoveries	4	7
Net recoveries/(net charge-offs)	2	(20)
Balance at end of the period	$4,852	$4,380

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the three months ended March 31, 2006 and 2005, diluted weighted average shares outstanding increased by 16,657 and 14,128, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the three months ended March 31, 2006 and 2005, diluted weighted average shares outstanding increased by 651 and 15,428, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share.

	Three months ended March 31, 2006
	(Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,098	2,133,275	$0.51

Effect of dilutive securities	—	17,308

Diluted net income per share	$1,098	2,150,583	$0.51

	Three months ended March 31, 2005
	(Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$952	2,014,874	$0.47

Effect of dilutive securities	—	29,556

Diluted net income per share	$952	2,044,430	$0.47

(4) Stock Option Plan (dollars in thousands, except per share data)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Compensation cost charged to income was approximately $44 for the three months ended March 31, 2006 as a result of the implementation of SFAS No. 123R. No income tax benefit was recognized for share-based compensation as the Company does not have any outstanding nonqualified stock options.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan (the Omnibus Plan) which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. It is the Company’s policy to issue new shares to satisfy option exercises. Stock options generally vest one-third each year beginning three years after the grant date and expire after 10 years, however certain grants vest one-third each year, beginning one year after the grant date. Restricted stock generally vest one-third each year beginning three years after the grant date.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the quarter ended March 31, 2006: dividend yield of 2.40%; expected volatility of 30.37%; risk-free interest rates of 4.52%; and expected lives of 7.01 years. The fair value of stock options granted during the quarter was $8.75.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price		Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	43,389		$19.04
Granted	18,087		$28.52
Forfeited	—	$	n/a
Exercised	—	$	n/a

Outstanding at March 31, 2006	61,476		$21.83	7.15 years	$240

Exercisable at March 31, 2006	22,602		$11.75	3.48 years	$203

There were 21,543 shares of non-vested restricted stock as of December 31, 2005. 4,941 shares vested on January 1, 2006 resulting in a balance of non-vested restricted stock of 16,602 shares as of March 31, 2006.

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants to be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
April 1 – December 31, 2006	$66	$74	$140
2007	84	99	183
2008	67	59	126
2009	34	—	34
2010	21	—	21
2011	1	—	1

Total	$273	$232	$505

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions had the following effect (increase/ (decrease)) on our financial statements:

Consolidated Income Statement for the Three Months Ended March 31, 2006

Income before income taxes	$(19)
Net income	$(19)

Net income per share – basic	$0.01

Net income per share - diluted	$0.01

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the three-month period ended March 31, 2005.

Net income	$952
Total stock-based employee compensation included in net income	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)

Proforma net income	$951

Earnings per share
Basic	$0.47

Basic – proforma	$0.47

Diluted	$0.47

Diluted – proforma	$0.47

(5) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2005.

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$2	$2
Interest cost	11	10
Amortization of loss	—	—

Net periodic postretirement benefit cost	$13	$12

Employer Contributions

The Company expects to contribute $52 thousand to its postretirement benefit plan in 2006. No contributions were made in the first quarter of 2006.

(6) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of March 31, 2006:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities of other U.S. government agencies and corporations	$14,903	$238	$8,279	$216	$23,182	$454
Obligations of states and political subdivisions	8,279	91	11,552	505	19,831	596
Mortgage-backed securities	11,968	225	38,464	1,650	50,432	1,875

Total	$35,150	$554	$58,295	$2,371	$93,445	$2,925

As of March 31, 2006, management has concluded that the unrealized losses above (which consisted of 130 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above are on securities that have contractual maturity dates and are primarily related to market interest rates. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

(7) Comprehensive Income

A summary of comprehensive income is as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Net Income	$1,098	$952
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(281)	(808)
Total comprehensive income	$817	$144

(8) Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 with no material effect on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 155 will not have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes the adoption of SFAS No. 156 will not have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Bank’s financial position, results of operations or cash flows.

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

As of March 31, 2006, we had consolidated assets of approximately $581.8 million, total loans of approximately $395.0 million, total deposits of approximately $482.5 million and shareholders’ equity of approximately $59.3 million. For the three months ended March 31, 2006, we had net income of $1.1 million or $0.51 basic and diluted earnings per share, compared to net income of $952 thousand, or $0.47 basic and diluted earnings per share for the three months ended March 31, 2005.

During the first quarter of 2006, management successfully completed a sale of 862,500 additional shares of common equity for $26.5 million. The proceeds will be used to support the Bank’s various strategic initiatives for expansion and growth over the next several years.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2005. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Asset Quality”.

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2006 as compared to the same period in 2005.

	Condensed Consolidated Statements of Income
	For the Three months ended March 31, 2006	For the Three months ended March 31, 2005	Changes from the Prior Year
			Amount	%
		(Dollars in thousands)
Gross interest income	$8,297	$6,241	$2,056	32.9
Gross interest expense	3,430	1,867	1,563	83.7

Net interest income	4,867	4,374	493	11.3
Provision for loan losses	200	100	100	100.0

Net interest income after
Provision for loan losses	4,667	4,274	393	9.2
Noninterest income	1,315	1,207	108	8.9
Noninterest expense	4,402	4,166	236	5.7

Income before income taxes	1,580	1,315	265	20.2
Income tax provision	482	363	119	32.8

Net income	$1,098	$952	$146	15.3

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2006 was $4.9 million, an increase of $493 thousand or 11.3% when compared to net interest income of $4.4 million for the three months ended March 31, 2005.

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non-interest-bearing deposits.

Interest income increased $2.1 million or 32.9% for the three months ended March 31, 2006 compared to the same three months of 2005. The increase for the three months ended March 31, 2006 is due to increases in average interest rates earned on our average earning assets and increases in volume of average earning assets of $59.1 million as compared to the same period in 2005. We funded the increases in interest-earning assets primarily with in-market certificates of deposit and additional wholesale certificates of deposit obtained through an Internet bulletin board service. Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 95 basis points for the quarter ended March 31, 2006 to 6.82% from 5.87% for the same period in 2005. Management attributes the increase in the yield on our earning assets to the increase in short-term market interest rates. Approximately $226.9 million or 57.5% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 102 basis points for the first quarter of 2006 compared to the first quarter of 2005.

Conversely, our average cost of funds during the first quarter of 2006 was 3.24%, an increase of 124 basis points when compared to 2.00% for the first quarter of 2005. Average rates paid on bank certificates of deposit increased 158 basis points from 2.38% for the quarter ended March 31, 2005 to 3.96% for the quarter ended March 31, 2006, while our average cost of borrowed funds increased 115 basis points during the first quarter of 2006 compared to the same period in 2005. Total interest expense increased $1.6 million or 83.7% during the first quarter of 2006 compared to the same period in 2005, primarily the result of increased market rates paid on borrowed funds and certificates of deposit.

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

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for three months ended March 31, 2006 was 4.05% compared to 4.16% in the first quarter of 2005 while our net interest spread decreased 29 basis points during the same period. The decrease in our net interest margin and spread is the result of increased competitive pricing for money market accounts and certificates of deposit. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended March 31, 2006 and 2005 was 85.7% and 85.6%, respectively.

Throughout 2006, we believe our net interest margin will improve or remain relatively stable due to short-term utilization of our equity offering proceeds to pay-out expensive FHLB advances and wholesale certificates of deposit. However, this expectation may not be realized and our net interest margin could decline if competitive deposit pricing pressure from the increases in interest rates by the Federal Reserve Board causes us to increase the rates we pay on interest-bearing deposits to a greater degree than we currently anticipate.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended March 31, 2006 compared to 2005

	Average Balance	2006 Yield/ Rate	Income/ Expense	Average Balance	2005 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$386,301	7.41%	$7,060	$326,784	6.39%	$5,146
Taxable securities	77,043	4.46	848	82,611	3.79	771
Non-taxable securities (2)	29,018	5.63	403	31,076	5.97	458
Other investments	8,914	5.60	123	1,739	5.36	23

Total interest – earning assets	501,276	6.82	8,434	442,210	5.87	6,398
Cash and due from banks	21,158			23,689
Bank premises and equipment, net	19,251			17,361
Other assets	17,859			15,080

Total assets	$559,544			$498,340

	Average Balance	2006 Yield/ Rate	Income/ Expense	Average Balance	2005 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$385,796	3.05%	$2,904	$328,268	1.73%	$1,401
Short-term borrowings	10,230	4.44	112	15,802	2.62	102
Long-term obligations	33,194	5.06	414	34,310	4.30	364
Total interest- bearing liabilities	429,220	3.24	3,430	378,380	2.00	1,867
Non-interest-bearing deposits	88,767			83,979
Other liabilities	3,396			3,618
Shareholders’ equity	38,161			32,363

Total liabilities and Shareholders’ equity	$559,544			$498,340

Net interest income and net yield on Interest-earning Assets (FTE) (3)		4.05%	$5,004		4.16%	$4,531

Interest rate spread (FTE) (4)		3.58%			3.87%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $136 thousand and $144 thousand for periods ended March 31, 2006 and 2005, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.
The taxable equivalent adjustment was $137 thousand and $156 thousand for periods ended March 31, 2006 and 2005, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended March 31, 2006 and 2005

Increase (Decrease) in interest income and expense due to changes in:

	2006 compared to 2005
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$1,012	$902	$1,914
Taxable securities	(57)	134	77
Non-taxable securities (2)	(29)	(26)	(55)
Other investments	160	(60)	100

Interest income	1,086	950	2,036
Interest-bearing deposits	339	1,164	1,503
Short-term borrowings	(48)	58	10
Long-term obligations	(13)	63	50
Interest expense	278	1,285	1,563

Net interest income	$808	$(335)	$473

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $137 thousand and $156 thousand for periods ended March 31, 2006 and 2005, respectively.

Provision for loan losses

The provision for loan losses charged to operations during the three months ended March 31, 2006 and 2005 was $200 thousand and $100 thousand, respectively. The Bank had net recoveries of $2 thousand for the quarter ended March 31, 2006 compared to net charge-offs of $20 thousand during the first quarter of 2005. The increase in amount of provision for loan losses charged during the period is due principally to our loan growth. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005	Percent Change
	(Dollars in thousands)
Service charges on deposit accounts	$793	$795	(0.3)%
Other service charges and fees	430	324	32.7
Income from bank owned life insurance	65	69	(5.8)
Other operating income	27	19	42.1

Total noninterest income	$1,315	$1,207	8.9%

Noninterest income increased $108 thousand or 8.9% to $1.3 million for the three months ended March 31, 2006 compared to $1.2 million for the same period in 2005. Service charges on deposit accounts remained stable in the first quarter of 2006 relative to the same period in 2005 while other service charges and fees increased $106 thousand or 32.7% during the first quarter of 2006 compared to the prior year period. The increase in other service charges and fees is principally due to increased mortgage origination brokerage fees of $137 thousand offset by minor decreases in other fees.

Noninterest expense

Noninterest expense increased $236 thousand or 5. 7% to $4.4 million for the three months ended March 31, 2006 from $4.2 million incurred in the same period in 2005. This increase is principally due to general increases in salary and benefits expense of $222 thousand or 10.0%. The following table presents the components of noninterest expense for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005	Percent Change
	(Dollars in thousands)
Salaries	$1,771	$1,594	11.1%
Retirement and other employee benefits	662	617	7.3
Occupancy	395	331	19.3
Equipment	418	455	(8.1)
Professional fees	49	187	(73.8)
Supplies	83	83	—
Telephone	107	133	(19.5)
Postage	59	47	25.5
Other operating expenses	858	719	19.3

Total noninterest expenses	$4,402	$4,166	5.7%

Salary expense increased $177 thousand over the prior year period as we continued to add business development officers in some of our newer markets and additional originators to our expanding mortgage loan brokerage service. Employee benefits during first quarter 2006 compared to 2005 increased $45 thousand or 7.3% due, in part, to the expense of employee stock options and restricted stock grants. We adopted SFAS No. 123R on January 1, 2006 which requires us to recognize compensation expense related to stock awards. See note 4 for additional information. As of March 31, 2006, we had 200 full time equivalent employees and operated 20 full service banking offices and three mortgage loan origination offices.

Occupancy expense increased $64 thousand or 19.3% to $395 thousand in the first three months of 2006 compared to $331 thousand in the prior year period. The largest component of the increase was building depreciation expense, which increased $37 thousand in the first quarter of 2006 relative to the same period of 2005. A portion of the increase in depreciation expense in the first quarter of 2006 was due to our new corporate office, which we moved into during 2005. Increased property taxes and building insurance accounted for the remaining portion of occupancy expense increase during the first quarter of 2006.

Equipment expense decreased during the first three months of 2006 by $37 thousand or 8.1% compared to the first quarter of 2005. During the first quarter of 2005, we had approximately $33 thousand in nonrecurring expenses relating to upgrades to our network technology that were charged to miscellaneous equipment expense and that did not recur in 2006.

Professional fees, which include audit, legal and consulting fees, decreased $138 thousand or 73.8% to $49 thousand for the three months ended March 31, 2006 from $187 thousand in the prior year period. A portion of the decrease resulted from consulting fees totaling approximately $66 thousand related to strategic planning and independent credit review which were charged during the first quarter of 2005 and that did not recur during the first quarter of 2006. Audit and accounting fees for the first quarter of 2006 decreased by $83 thousand over the prior year period. At March 31, 2005, management had accrued $29 thousand in audit and accounting fees. No such accrual was deemed necessary at March 31, 2006. Legal fees increased $21 thousand during the first quarter of 2006 when compared to the same period of 2005 due to increased general corporate reporting and disclosure matters.

Other operating expenses increased $139 thousand or 19.3% from $719 thousand for the three months ended March 31, 2005 to $858 thousand for the three months ended March 31, 2006. The increase is due to redemption of reward points on credit cards that were sold in the fourth quarter of 2005, which resulted in increased expense of approximately $27 thousand. Employee training and recruiting expense increased $21thousand and $17 thousand, respectively during the first quarter of 2006 compared to the same period in 2005.

Income taxes

Income tax expense for the three months ended March 31, 2006 and 2005 was $482 thousand and $363 thousand, respectively, resulting in effective tax rates of 30.5% and 27.6%, respectively. The increased effective tax rate in 2006 is due to a decline in the ratio of tax-exempt to taxable investment income compared to 2005. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Statement of Financial Condition

Our total assets were $581.8 million at March 31, 2006, $547.7 million at December 31, 2005 and $516.3 million at March 31, 2005. Our asset growth is primarily funded by our deposit growth and retained earnings. For the three and twelve months ended March 31, 2006, we grew our loans $8.2 million and $58.6 million, respectively. For the three and twelve months ended March 31, 2006, we grew our deposits $17.3 and $61.5 million, respectively, through marketing of core deposits and wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets. Year-over-year, our earning assets grew primarily through loan originations.

Loans

As of March 31, 2006, total loans had increased to $395.0 million, up 2.1% from total loans of $386.8 million at December 31, 2005 and up 17.4% from total loans of $336.4 million at March 31, 2005. The increase in loan demand is due, in part, to new businesses that are opening in our markets to take advantage of opportunities in our coastal communities where growth is being driven by a combination of increased tourism and an influx of retirees. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. We believe that general loan growth will remain strong in the near term, although rising market interest rates may reduce loan demand. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if we deem it necessary and cost effective.

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

Net recoveries for the first quarter of 2006 totaled $2 thousand compared to net charge-offs of $20 thousand during the first quarter of 2005. The provision for loan losses charged to operations for the three months ended March 31, 2006 and 2005 was $200 thousand and $100 thousand, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005.

Analysis of Changes in Allowance for Loan Losses

	For the three months Ended March 31,
	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$394,986	$336,429

Average loans outstanding-gross	$391,030	$331,121

Allowance for loan losses at beginning of period	$4,650	$4,300
Loans charged off:
Real estate	—	—
Installment loans	2	19
Credit cards and related plans	—	8
Commercial and all other loans	—	—

Total charge-offs	2	27

Recoveries of loans previously charged off:
Real estate	—	—
Installment loans	2	5
Credit cards and related plans	2	2
Commercial and all other loans	—	—

Total recoveries	4	7

Net recoveries/(charge offs)	2	(20)

Provision for loan loses	200	100

Allowance for loan losses at end of period	$4,852	$4,380

Ratios
Annualized net charge offs to average loans during the period	0.00%	0.02%
Allowance for loan losses to loans at period end	1.23%	1.30%
Allowance for loan losses to nonperforming loans at period end	7,954%	5,022%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $61 thousand and $65 thousand, or 0.02% and 0.02% of loans outstanding, at March 31, 2006 and December 31, 2005, respectively. We had no loans considered to be impaired under SFAS No. 114 at March 31, 2006 or December 31, 2005. On March 31, 2006, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $61 thousand, and we had no foreclosed properties.

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

Our investment securities totaled $104.2 million at March 31, 2006, $104.7 million at December 31, 2005 and $109.1 million at March 31, 2005. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, we have historically used proceeds from investment maturities and calls to originate loans, leading to a reduction in a level of investment securities at March 31, 2006 that was $3.8 million lower than the book value of our investment portfolio at March 31, 2005. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At March 31, 2006, the securities portfolio had unrealized net losses of approximately $2.8 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at March 31, 2006 consisted of U.S. government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS) and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets.

As of March 31, 2006, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of March 31, 2006 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$30,540	$29,317
Federal Home Loan Mortgage Corporation	16,349	15,767
Federal Home Loan Banks	20,296	19,936
Government National Mortgage Association	6,654	6,548

At March 31, 2006, we held $7.5 million in bank owned life insurance, compared to $7.4 million and $6.8 million at December 31, 2005 and March 31, 2005, respectively.

Deposits and Other Borrowings

Deposits

Deposits increased to $482.5 million, up 3.7% as of March 31, 2006 compared to deposits of $465.2 million at December 31, 2005 and up 14.6% compared to deposits of $421.0 million at March 31, 2005. We attribute our deposit growth during the three and twelve months ended March 31, 2006 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase throughout 2006.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $16.2 million on March 31, 2006, compared to $23.6 million on December 31, 2005, a decrease of $7.4 million. Federal Funds purchased, repurchase agreements and sweep accounts collectively decreased $2.4 million from December 31, 2005 to March 31, 2006 while short-term FHLB advances decreased $5.0 million as we repaid a $5.0 million advance during the first quarter of 2006.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of March 31, 2006.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
July 7, 2001	Fixed rate	$5,000	5 years	5.79	July 6, 2006
September 19, 2002	Fixed rate	3,000	4 years	3.46	September 19, 2006
September 19, 2002	Fixed rate	3,000	5 years	3.70	September 19, 2007
July 7, 2001	Convertible	5,000	10 years	4.44	July 6, 2011

	Total Borrowings:	$16,000	Composite rate:	4.54%

Long-Term Obligations

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $116.4 million and $109.4 million of advances from the FHLB at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, we had outstanding FHLB advances totaling $16.0 million compared to $21.0 million and $24.0 million at December 31, 2005 and March 31, 2005, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2006, we owned 18,143 shares of the FHLB’s $100 par value capital stock, compared to 19,477 and 20,827 shares at December 31, 2005 and March 31, 2005, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $22.0 million available to us at March 31, 2006 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2006, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of March 31, 2006, we had $253 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

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

The following tables set forth our commercial commitments and contractual payment obligations as of March 31, 2006.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$82,890	$33,134	$22,304	$3,807	$23,645
Standby letters of credit	1,451	1,451	—	—	—

Total commercial commitments	$84,341	$34,585	$22,304	$3,807	$23,645

	Payments Due
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Long-term obligations	$18,310	$—	$3,000	$—	$15,310
Short-term borrowings	16,238	16,238	—	—	—
Operating leases	3,403	555	894	406	1,548
Deposits	482,487	427,746	54,045	696	—

Total contractual obligations	$520,438	$444,539	$57,939	$1,102	$16,858

Net cash provided by operations during the three months ended March 31, 2006 totaled $2.0 million, compared to net cash provided by operations of $1.2 million for the same period in 2005. Net cash used in investing activities increased to $9.0 million for the three months ended March 31, 2006, as compared to $6.1 million for the same period in 2005 primarily due to the increase in net loan originations and purchases of available-for-sale investment securities. Net cash provided by financing activities increased to $34.0 million for the first three months of 2006, compared to $14.5 million for the same period in 2005 due primarily to net proceeds from issuance of common stock. Cash and cash equivalents at March 31, 2006 was $45.8 million compared to $37.9 million at March 31, 2005.

Capital Resources

Shareholders’ Equity

Shareholders’ equity increased by approximately $24.7 million to $59.3 million at March 31, 2006 from $34.6 million at December 31, 2005. Net proceeds of approximately $24.4 million from the sale and issuance of 862,500 shares of ECB common stock accounted for almost all of the increase. The proceeds will be used to support the Bank’s various strategic initiatives for expansion and growth over the next several years. In addition to the stock offering, we generated net income of $1.1 million and recognized deferred compensation of $44 thousand on incentive stock awards. We experienced an increase in net unrealized losses on available-for-sale securities of $281 thousand and we declared cash dividends of $493 thousand or $0.17 per share during the first quarter of 2006.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of March 31, 2006, we and the Bank met all capital adequacy requirements to which we are subject.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions		Minimum required for capital adequacy purposes		Our	Bank’s
	Ratio		Ratio		Ratio	Ratio
As of March 31, 2006:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	12.69%	9.19%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	15.46	11.20
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	16.51	12.26

As of December 31, 2005:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.43%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	10.32	10.28
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	11.36	11.32

As of March 31, 2005:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.64%	8.58%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	10.81	10.76
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	11.94	11.89

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company’s asset/liability management function.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily is required to apply its judgment in evaluating and implementing controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2006 and that had materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ECB BANCORP, INC.
(Registrant)

Date: May 15, 2006	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney, III
(President & CEO)

Date: May 15, 2006	By:	/s/Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)