Form 10-Q
period 2006-06-30
ECB BANCORP INC
filed 2006-08-14
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 11, 2006 2,902,242 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-Q has 35 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$20,980	$17,927
Interest bearing deposits	933	912

Total cash and cash equivalents	21,913	18,839

Investment securities
Available-for-sale, at market value (cost of $108,826 and $107,084 at June 30, 2006 and December 31, 2005, respectively)	104,672	104,723

Loans	413,432	386,786
Allowance for loan losses	(4,999)	(4,650)

Loans, net	408,433	382,136

Federal Home Loan Bank common stock, at cost	1,814	1,948
Bank premises and equipment, net	21,452	18,859
Accrued interest receivable	3,723	3,562
Bank owned life insurance	7,593	7,436
Other assets	9,537	10,183

Total	$579,137	$547,686

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$104,407	$98,890
Demand, interest bearing	94,615	94,423
Savings	21,674	22,818
Time	257,558	249,077

Total deposits	478,254	465,208

Accrued interest payable	2,049	1,524
Short-term borrowings	17,052	23,598
Long-term obligations	18,310	18,310
Other liabilities	4,132	4,481

Total liabilities	519,797	513,121

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,902,242 at June 30, 2006 and 2,040,042 at December 31, 2005.	10,119	7,140
Capital surplus	26,526	5,408
Retained earnings	25,250	23,724
Deferred compensation - restricted stock	—	(255)
Accumulated other comprehensive loss	(2,555)	(1,452)

Total shareholders’ equity	59,340	34,565

Total	$579,137	$547,686

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and six months ended June 30, 2006 and 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,687	$5,719	$14,747	$10,865
Interest on investment securities:
Interest exempt from federal income taxes	266	284	532	573
Taxable interest income	852	744	1,650	1,497
Dividend income	—	18	—	36
FHLB stock dividends	26	21	76	33
Other interest	98	55	221	78

Total interest income	8,929	6,841	17,226	13,082

Interest expense:
Deposits:
Demand accounts	301	126	544	238
Savings	28	29	56	58
Time	2,793	1,541	5,426	2,801
Short-term borrowings	104	132	216	234
Long-term obligations	441	388	855	752

Total interest expense	3,667	2,216	7,097	4,083

Net interest income	5,262	4,625	10,129	8,999
Provision for loan losses	200	90	400	190

Net interest income after provision for loan losses	5,062	4,535	9,729	8,809

Noninterest income:
Service charges on deposit accounts	820	839	1,613	1,634
Other service charges and fees	613	599	1,043	923
Net gain on sale of securities	—	90	—	90
Income from bank owned life insurance	92	56	157	125
Other operating income	24	35	51	54

Total noninterest income	1,549	1,619	2,864	2,826

Noninterest expenses:
Salaries	1,847	1,655	3,618	3,249
Retirement and other employee benefits	670	697	1,332	1,314
Occupancy	415	349	810	680
Equipment	450	414	868	869
Professional fees	30	84	79	271
Supplies	75	79	158	162
Telephone	130	132	237	265
Postage	55	59	114	106
Other operating expenses	834	900	1,692	1,619

Total noninterest expenses	4,506	4,369	8,908	8,535

Income before income taxes	2,105	1,785	3,685	3,100
Income taxes	690	519	1,172	882

Net income	$1,415	$1,266	$2,513	$2,218

Net income per share - basic	$0.49	$0.63	$1.00	$1.10

Net income per share - diluted	$0.49	$0.62	$0.99	$1.08

Weighted average shares outstanding - basic	2,885,988	2,014,872	2,507,027	2,014,861

Weighted average shares outstanding - diluted	2,910,804	2,044,091	2,529,584	2,045,074

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2006 and 2005

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated comprehensive other loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2005	2,038,242	$7,134	$5,360	$20,176	$(306)	$(287)		$32,077
Unrealized loss, net of income tax of $ 34						(53)	$(53)	(53)
Net income				2,218			2,218	2,218

Total comprehensive income							$2,165

Deferred compensation - restricted stock issuance	1,800	6	48		(54)
Recognition of deferred compensation - restricted stock					48			48
Cash dividends ($.32 per share)				(653)				(653)

Balance June 30, 2005	2,040,042	$7,140	$5,408	$21,741	$(312)	$(340)		$33,637

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2006	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565
Unrealized loss, net of income tax of $ 690						(1,103)	$(1,103)	(1,103)
Net income				2,513			2,513	2,513

Total comprehensive income							$1,410

Issuance of common stock	862,500	3,019	23,503					26,522
Expenses related to issuance of common stock			(2,258)					(2,258)
Stock based compensation	(300)	18	70					88
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R (See note 4)		(58)	(197)		255
Cash dividends ($.34 per share)				(987)				(987)

Balance June 30, 2006	2,902,242	$10,119	$26,526	$25,250	$—	$(2,555)		$59,340

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,513	$2,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	605	531
Amortization of premium on investment securities, net	58	138
Provision for loan losses	400	190
Net charge-offs on loans	(51)	(41)
Gain on sale of securities	—	(90)
Stock based compensation	88	48
Decrease in accrued interest receivable	(161)	(104)
(Gain) on disposal of premises and equipment	—	(3)
(Gain) on sale of real estate acquired in settlement of loans	—	(5)
Income from Bank owned life insurance	(157)	(125)
(Increase) decrease in other assets	646	(829)
Increase in accrued interest payable	525	302
Increase in other liabilities, net	173	500

Net cash provided by operating activities	4,639	2,730

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	—	4,367
Proceeds from maturities of investment securities classified as available-for-sale	4,523	6,153
Purchases of investment securities classified as available-for-sale	(6,323)	(2,781)
Purchase (redemption) of Federal Home Loan Bank common stock	134	(136)
Purchases of premises and equipment	(3,198)	(1,127)
Purchases of life insurance	—	(490)
Net loan originations	(26,646)	(32,134)

Net cash used by investing activities	(31,510)	(26,148)

Cash flows from financing activities:
Net increase in deposits	13,046	44,489
Repayment of short-term borrowings	(6,546)	(7,608)
Dividends paid	(819)	(617)
Net proceeds from issuance of common stock	24,264	—

Net cash provided by financing activities	29,945	36,264

Increase in cash and cash equivalents	3,074	12,846
Cash and cash equivalents at beginning of period	18,839	28,263

Cash and cash equivalents at end of period	$21,913	$41,109

Cash paid during the period:
Interest	$6,572	$3,780
Taxes	94	1,406
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$493	$326
Unrealized losses on available-for-sale securities, net of deferred taxes	(1,103)	(808)
Restricted stock issuance	—	54

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share data)

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s 2005 Annual Report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassification

Certain reclassifications have been made to the prior years’ consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

(2) Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the six-month periods ended June 30, 2006 and 2005, respectively.

	Six-months ended June 30,
	2006	2005
Balance at the beginning of the period	$4,650	$4,300
Provision for loan losses	400	190
Charge-offs	(69)	(67)
Recoveries	18	26
Net charge-offs	(51)	(41)
Balance at end of the period	$4,999	$4,449

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the six months ended June 30, 2006 and 2005, diluted weighted average shares outstanding increased by 16,497 and 14,653, respectively, due to the dilutive impact of restricted stock. For the three months ended June 30, 2006 and 2005, diluted weighted average shares outstanding increased by 16,392 and 14,359, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2006 and 2005, diluted weighted average shares outstanding increased by 6,060 and 15,560, respectively, due to the dilutive impact of options. For the three months ended June 30, 2006 and 2005, diluted weighted average shares outstanding increased by 8,424 and 14,860, respectively, due to the dilutive impact of options. There were 18,087 anti-dilutive (not in the money) options outstanding for the three months ended June 30, 2005 and there were no anti-dilutive options outstanding for the three months ended June 30, 2006. There were no ant-dilutive options outstanding for the six month periods ended June 30, 2006 and 2005.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the six months ended June 30.

	Six months ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,513	2,507,027	$1.00

Effect of dilutive securities	—	22,557

Diluted net income per share	$2,513	2,529,584	$0.99

	Six months ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,218	2,014,861	$1.10

Effect of dilutive securities	—	30,213

Diluted net income per share	$2,218	2,045,074	$1.08

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended June 30.

	Three months ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,415	2,885,988	$0.49

Effect of dilutive securities	—	24,816

Diluted net income per share	$1,415	2,910,804	$0.49

	Three months ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,266	2,014,872	$0.63

Effect of dilutive securities	—	29,219

Diluted net income per share	$1,266	2,044,091	$0.62

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

Compensation cost charged to income was approximately $88 for the six months ended June 30, 2006 as a result of the implementation of SFAS No. 123R. No income tax benefit was recognized for share-based compensation, as the Company does not have any outstanding nonqualified stock options.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan (the Omnibus Plan) which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. It is the Company’s policy to issue new shares to satisfy option exercises. Stock options generally vest one-third each year beginning three years after the grant date and expire after 10 years. However, certain grants vest one-third each year, beginning one year after the grant date. Restricted stock generally vest one-third each year beginning three years after the grant date.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the six months ended June 30, 2006: dividend yield of 2.40%; expected volatility of 30.37%; risk-free interest rates of 4.52%; and expected lives of 7.01 years. The fair value of stock options granted during the period was $8.75.

A summary of option activity under the Plan as of June 30, 2006, and changes during the six-month period ended June 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price		Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	43,389		$19.04
Granted	18,087		$28.52
Forfeited	—	$	n/a
Exercised	—	$	n/a
Outstanding at June 30, 2006	61,476		$21.83	6.90 years	$815

Exercisable at June 30, 2006	25,587		$13.77	3.94 years	$546

A summary of activity related to non-vested restricted stock during the six-month period ended June 30, 2006 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	21,543		$22.73
Granted	—	$	n/a
Forfeited	(300)		$30.00
Vested	(5,441)		$16.66
Outstanding at June 30, 2006	15,802		$24.68

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
July 1 – December 31, 2006	$44	$48	$92
2007	84	96	180
2008	67	57	124
2009	34	—	34
2010	21	—	21
2011	1	—	1

Total	$251	$201	$452

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions had the following effect (increase/ (decrease)) on our consolidated financial statements:

Consolidated Income Statement for the Six Months Ended June 30, 2006

Income before income taxes	$(41)
Net income	(41)

Net income per share – basic	(0.02)

Net income per share – diluted	$(0.02)

Consolidated Income Statement for the Three Months Ended June 30, 2006

Income before income taxes	$(22)
Net income	(22)

Net income per share – basic	(0.01)

Net income per share – diluted	$(0.01)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123:

Six months ended June 30, 2005
Net income, as reported	$2,218
Total stock-based employee compensation included in net income	48
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)

Proforma net income	$2,213

Earnings per share:
Basic – as reported	$1.10

Basic – proforma	1.10

Diluted – as reported	1.08

Diluted – proforma	1.07

Three months ended June 30, 2005
Net income, as reported	$1,266
Total stock-based employee compensation included in net income	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)

Proforma net income	$1,264

Earnings per share:
Basic – as reported	$0.63

Basic – proforma	0.63

Diluted – as reported	0.62

Diluted – proforma	0.62

(5) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2005.

	Six months ended June 30,
	2006	2005
Components of net periodic cost:
Service cost	$4	$4
Interest cost	22	21
Amortization of loss	—	—

Net periodic postretirement benefit cost	$26	$25

	Three months ended June 30,
	2006	2005
Components of net periodic cost:
Service cost	$2	$2
Interest cost	11	10
Amortization of loss	—	—

Net periodic postretirement benefit cost	$13	$12

Employer Contributions

The Company expects to contribute $52 to its postretirement benefit plan in 2006. No contributions were made in the first six months of 2006.

(6) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of June 30, 2006:

Impairment of Certain Investments in Debt and Equity Securities

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of other U.S. government agencies and corporations	$13,421	$269	$13,489	$464	$26,910	$733
Obligations of states and political subdivisions	10,619	191	11,644	562	22,263	753
Mortgage-backed securities	8,408	259	41,377	2,483	49,785	2,742

Total	$32,448	$719	$66,510	$3,509	$98,958	$4,228

As of June 30, 2006, management has concluded that the unrealized losses above (which consisted of 147 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include forty-one (41) municipal obligations, thirty-two (32) mortgage-backed securities and fourteen (14) securities of U.S. government agencies. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

(7) Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$1,415	$1,266	$2,513	$2,218
Other comprehensive income (loss):
Net increase (decrease) in the fair value of Investment securities available for sale, net of tax	(822)	754	(1,103)	(54)

Total comprehensive income	$593	$2,020	$1,410	$2,164

(8) New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 with no material effect on its consolidated financial statements.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in our Annual Report on Form 10-K and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue”, or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, actions of government regulators, the level of market interest rates, weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business, changes in the real estate market, and general economic conditions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

ECB Bancorp, Inc. is a bank holding company headquartered in Engelhard, North Carolina. Our wholly owned subsidiary, The East Carolina Bank (the “Bank”), is a state-chartered community bank that was founded in 1919. For the purpose of this discussion, “we,” “us” and “our” refers to the Bank and the bank holding company as a single, consolidated entity unless the context otherwise indicates.

As of June 30, 2006, we had consolidated assets of approximately $579.1 million, total loans of approximately $413.4 million, total deposits of approximately $478.3 million and shareholders’ equity of approximately $59.3 million. For the three months ended June 30, 2006, we had net income of $1.4 million or $0.49 basic and diluted earnings per share, compared to net income of $1.3 million, or $0.63 basic and $0.62 diluted earnings per share for the three months ended June 30, 2005. For the six months ended June 30, 2006, we had net income of $2.5 million or $1.00 basic and $0.99 diluted earnings per share, compared to net income of $2.2 million or $1.10 basic and $1.08 diluted earnings per share for the six months ended June 30, 2005.

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

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2006 as compared to the same periods in 2005.

Condensed Consolidated Statements of Income

	For the Three Months Ended June 30, 2006	Changes from the Prior Year		For the Six Months Ended June 30, 2006	Changes from the Prior Year
		Amount	%		Amount	%
Gross interest income	$8,929	$2,088	30.5	$17,226	$4,144	31.7
Gross interest expense	3,667	1,451	65.5	7,097	3,014	73.8

Net interest income	5,262	637	13.8	10,129	1,130	12.6
Provision for loan losses	200	110	122.2	400	210	110.5

Net interest income after Provision for loan losses	5,062	527	11.6	9,729	920	10.4

Noninterest income	1,549	(70)	(4.3)	2,864	38	1.3
Noninterest expense	4,506	137	3.1	8,908	373	4.4

Income before income taxes	2,105	320	17.9	3,685	585	18.9
Income tax provision	690	171	33.0	1,172	290	32.9

Net income	$1,415	$149	11.8	$2,513	$295	13.3

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2006 was $5.3 million, an increase of $637 or 13.8% when compared to net interest income of $4.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, net interest income was $10.1 million, an increase of $1.1 million or 12.6% when compared to net interest income of $9.0 million for the period in 2005.

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

Interest income increased $2.1 million or 30.5% for the three months ended June 30, 2006 compared to the same three months of 2005. Interest income increased $4.1 million or 31.7% for the six months ended June 30, 2006 compared to the same six months of 2005. The increases for the three and six months ended June 30, 2006 are due to increases in average interest rates earned on our average earning assets and increases in volume of average earning assets of $56.7 million and $57.5 million, respectively, as compared to the same periods in 2005. We funded the increases in interest-earning assets primarily with in-market certificates of deposit and additional wholesale certificates of deposit obtained through an Internet bulletin board service. Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 94 basis points for the quarter ended June 30, 2006 to 7.04% from 6.10% for the same period in 2005. For the first six months of 2006, the yield on average earning assets, on a tax-equivalent basis, increased 96 basis points to 6.97% compared to 6.01% at June 30, 2005. Management attributes the increase in the yield on our earning assets to the increase in short-term market interest rates. Approximately $243.3 million or 59.2% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 103 basis points for the second quarter of 2006 compared to the second quarter of 2005 and 103 basis points for the six-month periods ended June 30, 2006 and 2005.

Conversely, our average cost of funds during the second quarter of 2006 was 3.53%, an increase of 124 basis points when compared to 2.29% for the second quarter of 2005. Average rates paid on bank certificates of deposit increased 148 basis points from 2.77% for the quarter ended June 30, 2005 to 4.25% for the quarter ended June 30, 2006, while our average cost of borrowed funds increased 223 basis points during the second quarter of 2006 compared to the same period in 2005. Average rates paid on transaction accounts (NOW, Savings and Money Market) for the quarter ended June 30, 2006 increased 57 basis points when compared to the second quarter of 2005. Total interest expense increased $1.5 million or 65.5% during the second quarter of 2006 compared to the same period in 2005, primarily the result of increased market rates paid on borrowed funds and certificates of deposit. For the six months ended June 30, 2006, our cost of funds was 3.39% for the six months ended June 30, 2006, an increase of 124 basis points when compared to 2.15% for the same period of 2005. Average rates paid on bank certificates of deposit increased 152 basis points from 2.58% to 4.10% for the first six months of 2006, while our cost of borrowed funds increased 163 basis points compared to the same period a year ago. Average rates paid on transaction accounts (NOW, savings and Money Market) for the six months ended June 30, 2006 increased 50 basis points when compared to same period of 2005. Total interest expense increased $3.0 million or 73.8% during the six months of 2006 compared to the same period in 2005, the result of increased volume of interest-bearing liabilities and increased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $39.5 million for the six months of 2006 compared with the same period in 2005.

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

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended June 30, 2006 was 4.19% compared to 4.17% in the second quarter of 2005. For the six months ended June 30, 2006, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 4.14% compared to 4.18% in the six months of 2005. Average interest-bearing liabilities as a percentage of interest-earning assets were 80.6% for the quarter ended June 30, 2006, compared to 84.4% for the same period in 2005. For the six months ended June 30, 2006, average interest-bearing liabilities as a percentage of interest-earning assets were 83.5% compared to 85.4% for the six months ended June 30, 2005.

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

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended June 30, 2006 compared to 2005

	2006			2005
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
Assets
Loans – net (1)	$401,774	7.67%	$7,687	$345,449	6.64%	$5,719
Taxable securities	79,526	4.43%	878	76,641	4.03%	770
Non-taxable securities (2)	28,814	5.61%	403	32,676	5.52%	450
Other investments	6,264	6.28%	98	4,916	4.49%	55

Total interest- earning assets	516,378	7.04%	$9,066	459,682	6.10%	$6,994
Cash and due from banks	19,517			23,747
Bank premises and equipment, net	20,123			17,352
Other assets	17,495			15,946

Total assets	$573,513			$516,727

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$381,490	3.28%	$3,122	$336,101	2.02%	$1,696
Short-term borrowings	8,608	4.85%	104	17,468	3.03%	132
Long-term obligations	26,310	6.72%	441	34,310	4.54%	388

Total interest- bearing liabilities	416,408	3.53%	3,667	387,879	2.29%	2,216
Non-interest-bearing deposits	94,221			93,360
Other liabilities	3,224			2,821
Shareholders’ equity	59,660			32,667

Total liabilities and Shareholders’ equity	$573,513			$516,727

Net interest income and net yield on Interest-earning Assets (FTE) (3)		4.19%	$5,399		4.17%	$4,778

Interest rate spread (FTE) (4)		3.51%			3.81%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $136 and $148 for periods ended June 30, 2006 and 2005, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $137 and $156 for periods ended June 30, 2006 and 2005, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

For the six months ended June 30, 2006 compared to 2005

	2006			2005
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
Assets
Loans - net (1)	$394,097	7.55%	$14,747	$336,202	6.52%	$10,865
Taxable securities	76,362	4.56%	1,726	75,431	4.12%	1,540
Non-taxable securities (2)	28,915	5.62%	806	34,005	5.37%	906
Overnight investments	7,050	6.32%	221	3,298	4.77%	78

Total interest-earning assets	506,424	6.97%	$17,500	448,936	6.01%	$13,389
Cash and due from banks	20,837			23,730
Bank premises and equipment, net	19,695			17,453
Other assets	19,607			17,567

Total assets	$566,563			$507,686

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$383,644	3.17%	$6,026	$332,139	1.88%	$3,097
Short-term borrowings	12,753	3.42%	216	16,759	2.82%	234
Long-term obligations	26,310	6.55%	855	34,310	4.42%	752

Total interest-bearing liabilities	422,707	3.39%	7,097	383,208	2.15%	4,083
Non-interest-bearing deposits	81,305			88,671
Other liabilities	3,424			3,296
Shareholders’ equity	59,127			32,511

Total liabilities and Shareholders’ equity	$566,563			$507,686

Net interest income and net yield on interest-earning assets (FTE) (3)		4.14%	$10,403		4.18%	$9,306

Interest rate spread (FTE) (4)		3.58%			3.86%

(1)	Average loans include non-accruing loans, net of allowance of loan losses. Amortization of deferred loan fees of $271 and $292 for periods ended June 30, 2006 and 2005, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $274 and $308 for periods ended June 30, 2006 and 2005, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended June 30, 2006 and 2005

Increase (Decrease) in interest income and expense due to changes in:

	2006 compared to 2005
	Volume (1)	Rate (1)	Net
Loans	$1,005	$963	$1,968
Taxable securities	30	78	108
Non-taxable securities (2)	(53)	6	(47)
Other investments	18	25	43

Interest income	1,000	1,072	2,072

Interest-bearing deposits	300	1,126	1,426
Short-term borrowings	(87)	59	(28)
Long-term obligations	(112)	165	53

Interest expense	101	1,350	1,451

Net interest income	$899	$(278)	$621

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $137 and $156 for periods ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006 and 2005

Increase (Decrease) in interest income and expense due to changes in:

	2006 compared to 2005
	Volume (1)	Rate (1)	Net
Loans	$2,019	$1,863	$3,882
Taxable securities	20	166	186
Non-taxable securities (2)	(139)	39	(100)
Overnight investments	103	40	143

Interest income	2,003	2,108	4,111

Interest-bearing deposits	645	2,284	2,929
Short-term borrowings	(62)	44	(18)
Long-term obligations	(218)	321	103

Interest expense	365	2,649	3,014

Net interest income	$1,638	$(541)	$1,097

1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $274 and $308 for periods ended June 30, 2006 and 2005, respectively.

Provision for loan losses

The provision for loan losses charged to operations during the three months ended June 30, 2006 and 2005 was $200 and $90, respectively. Net charge-offs for the second quarter of 2006 totaled $53 compared to $21 net charge-offs during the second quarter of 2005. The provision for loan losses charged to operations during the six months ended June 30, 2006 and 2005 was $400 and $190, respectively. Net charge-offs for the six months ended June 30, 2006 totaled $51 compared to net charge-offs of $41 during the same period of 2005. The increase in amount of provision for loan losses charged during the period is due principally to our loan growth. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and six-months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30, 2006	Changes from the Prior Year		For the Six Months Ended June 30, 2006	Changes from the Prior Year
		Amount	%		Amount	%
Service charges on deposit accounts	$820	$(19)	(2.3)	$1,613	$(21)	(1.3)
Other service charges and fees	613	14	2.3	1,043	120	13.0
Net gain on securities	—	(90)	(100)	—	(90)	(100)
Income from bank owned life insurance	92	36	64.3	157	32	25.6
Other operating income	24	(11)	(31.4)	51	(3)	(5.6)

Total noninterest income	$1,549	$(70)	(4.3)	$2,864	$38	1.3

Noninterest income decreased $70 or 4.3% to $1.5 million for the second quarter of this year compared to $1.6 million for the same period in 2005. For the six months ended June 30, 2006, noninterest income increased $38 or 1.3% to $2.9 million compared to $2.9 million for the same period in 2005. The decrease in noninterest income in the second quarter of 2006 is primarily due to net gain of $90 realized on sale of securities during the second quarter of 2005 compared to none in the second quarter of 2006. Service charges on deposit accounts decreased slightly in the second quarter of 2006 relative to the same period in 2005 but were offset by an increase in bank owned life insurance income of $36 during the second quarter of 2006 compared to the prior year period. The year to date increase in noninterest income is primarily due to increased brokerage fees generated by our mortgage origination units and our financial services units of approximately $69 and $48 , respectively, in the first half of 2006 compared to the first half of 2005.

Noninterest expense

Noninterest expense increased 3.1% and 4.4%, respectively for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The increase in the three-month and six month periods are principally due to general increases in salary and benefits expense of $165 and $387, respectively. The following table presents the components of noninterest expense for the three- and six-months ended June 30, 2006 and dollar and percentage changes from the prior year.

	For the Three Months Ended June 30, 2006	Changes from the Prior Year		For the Six Months Ended June 30, 2006	Changes from the Prior Year
		Amount	%		Amount	%
Salaries	$1,847	$192	11.6	$3,618	$369	11.4
Retirement and other employee benefits	670	(27)	(3.9)	1,332	18	1.4
Occupancy	415	66	18.9	810	130	19.1
Equipment	450	36	8.7	868	(1)	(0.1)
Professional fees	30	(54)	(64.3)	79	(192)	(70.8)
Supplies	75	(4)	(5.1)	158	(4)	(2.5)
Telephone	130	(2)	(1.5)	237	(28)	(10.6)
Postage	55	(4)	(6.8)	114	8	7.5
Other operating expenses	834	(66)	(7.3)	1,692	73	4.5

Total noninterest expenses	$4,506	$137	3.1	$8,908	$373	4.4

Salaries and benefits increased 7.0% and 8.5%, respectively for the three- and six-months ended June 30, 2006, as compared to the same periods in 2005. The increase in salaries and benefits is related to staff additions to accommodate our growth and we continued to add business development officers in some of our newer markets. We adopted SFAS No. 123R on January 1, 2006 that requires us to recognize compensation expense related to stock awards. See note 4 for additional information. As of June 30, 2006, we had 200 full time equivalent employees and operated 20 full service banking offices and three mortgage loan origination offices.

Occupancy expense increased $66 during the second quarter of 2006 compared to the second quarter of 2005 and $130 in the first half of 2006 when compared to the same period in 2005. The largest component of the increase was building depreciation expense, which increased $44 and $81, respectively, for the three- and six-months ended June 30, 2006, as compared to the same periods in 2005. A portion of the increase in depreciation expense in the second quarter and first half of 2006 was due to our new corporate office, which we moved into during 2005. Increased property taxes and building rental expense accounted for the remaining portion of occupancy expense increase during the three- and six-months ended June 30, 2006, as compared to the same periods in 2005.

Equipment expense increased during the second quarter of 2006 by $36 or 8.7% compared to the second quarter of 2005 principally due to updates to network software licenses while equipment expense remained unchanged when compared on a year-to-date basis.

Professional fees, which include audit, legal and consulting fees, decreased $54 or 64.3% to $30 for the three months ended June 30, 2006 from $84 in the prior year period. The largest portion of the decrease, $36, resulted from audit and accounting fees. At June 30, 2005, management had accrued $29 in audit and accounting fees. No such accrual was deemed necessary at June 30, 2006. For the six months ended June 30, 2006 compared to the same period of 2005, professional fees decreased $192 or 70.8%. Audit and accounting fees for the first half of 2006 decreased by $119 over the prior year period. Consultation fees totaling approximately $85 related to strategic planning and independent credit review which were charged during the first half of 2005 did not recur during the first half of 2006. Legal fees increased $14 during the first half of 2006 when compared to the same period of 2005 due to increased general corporate reporting and disclosure matters.

Other operating expenses decreased $66 or 7.3% from $900 for the three months ended June 30, 2005 to $834 for the three months ended June 30, 2006. A portion of the decrease is due to a reduction of approximately $45 in debit and credit card fraud during the second quarter of 2006 compared to second quarter of 2005. For the six-month period ended June 30, 2006 and 2005, other operating expense increased $73 or 4.5% as employee recruiting and outside services expense increased $32 and $25, respectively, during the first half of 2006 compared to the same period in 2005.

Income taxes

Income tax expense for the three months ended June 30, 2006 and 2005 was $690 and $519, respectively, resulting in effective tax rates of 32.8% and 29.1%, respectively. For the six-month period ending June 30, 2006 and 2005, tax expense was $1.2 million compared to $882 for the same period of 2005 which resulted in effective tax rates of 31.8% and 28.5%, respectively. The increased effective tax rate in 2006 is due to a decline in the ratio of tax-exempt to taxable investment income compared to 2005. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Statement of Financial Condition

Our total assets were $579.1 million at June 30, 2006, $547.7 million at December 31, 2005 and $541.1 million at June 30, 2005. Our asset growth is primarily funded by deposit growth and retained earnings. For the six and twelve months ended June 30, 2006, we grew our loans $26.6 million and $51.7 million, respectively. For the six and twelve months ended June 30, 2006, we grew our deposits $13.1 and $22.7 million, respectively, through marketing of core deposits and wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets. Year-over-year, our earning assets grew primarily through loan originations.

Loans

As of June 30, 2006, total loans had increased to $413.4 million, up 6.9% from total loans of $386.8 million at December 31, 2005 and up 14.3% from total loans of $361.7 million at June 30, 2005. The increase in loan demand is due, in part, to new businesses that are opening in our markets to take advantage of opportunities in our coastal communities where growth is being driven by a combination of increased tourism and an influx of retirees. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. We believe that general loan growth will remain strong in the near term, although rising market interest rates may reduce loan demand. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if we deem it necessary and cost effective.

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

Net charge-offs for the first half of 2006 totaled $51 compared to net charge-offs of $41 during the first half of 2005. The provision for loan losses charged to operations for the six months ended June 30, 2006 and 2005 was $400 and $190, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005.

Analysis of Changes in Allowance for Loan Losses

	For the six months Ended June 30,
	2006	2005
Total loans outstanding at end of period-gross	$413,432	$361,665

Average loans outstanding-gross	$398,920	$340,566

Allowance for loan losses at beginning of period	$4,650	$4,300
Loans charged off:
Real estate	(—)	(12)
Installment loans	(10)	(31)
Credit cards and related plans	(—)	(24)
Commercial and all other loans	(59)	(—)

Total charge-offs	(69)	(67)

Recoveries of loans previously charged off:
Real estate	7	—
Installment loans	3	10
Credit cards and related plans	2	15
Commercial and all other loans	6	1

Total recoveries	18	26

Net charge offs	(51)	(41)

Provision for loan loses	400	190

Allowance for loan losses at end of period	$4,999	$4,449

Ratios
Annualized net charge offs to average loans during the period	0.03%	0.02%
Allowance for loan losses to loans at period end	1.21%	1.23%
Allowance for loan losses to nonperforming loans at period end	1,013%	433%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $493 and $65, or 0.12% and 0.02% of loans outstanding, at June 30, 2006 and December 31, 2005, respectively. We had no loans considered to be impaired under SFAS No. 114 at June 30, 2006 or December 31, 2005. On June 30, 2006, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $493, and we had no foreclosed properties.

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

Our investment securities totaled $104.7 million at June 30, 2006, $104.7 million at December 31, 2005 and $104.5 million at June 30, 2005. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At June 30, 2006, the securities portfolio had unrealized net losses of approximately $4.2 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at June 30, 2006 consisted of U.S. government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS) and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of June 30, 2006, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of June 30, 2006 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
Federal National Mortgage Corporation	$29,519	$27,724
Federal Home Loan Mortgage Corporation	18,070	17,187
Federal Home Loan Banks	22,299	21,720
Government National Mortgage Association	5,939	5,826

At June 30, 2006, we held $7.6 million in bank owned life insurance, compared to $7.4 million and $7.3 million at December 31, 2005 and June 30, 2005, respectively.

Deposits and Other Borrowings

Deposits

Deposits increased to $478.3 million, up 2.8% as of June 30, 2006 compared to deposits of $465.2 million at December 31, 2005 and up 5.0% compared to deposits of $455.6 million at June 30, 2005. We attribute our deposit growth during the six and twelve months ended June 30, 2006 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase throughout 2006.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $17.1 million on June 30, 2006, compared to $23.6 million on December 31, 2005, a decrease of $6.5 million. Federal Funds purchased, repurchase agreements and sweep accounts collectively decreased $1.5 million from December 31, 2005 to June 30, 2006 while short-term FHLB advances decreased $5.0 million as we repaid a $5.0 million advance during the first half of 2006.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $115.8 million and $109.4 million of advances from the FHLB at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, we had outstanding FHLB advances totaling $16.0 million compared to $21.0 million and $24.0 million at December 31, 2005 and June 30, 2005, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2006, we owned 18,143 shares of the FHLB’s $100 par value capital stock, compared to 19,477 and 20,827 shares at December 31, 2005 and June 30, 2005, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $22.0 million available to us at June 30, 2006 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2006, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of June 30, 2006, we had $253 thousand in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

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

The following tables set forth our commercial commitments and contractual payment obligations as of June 30, 2006.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Loan commitments and lines of credit	$85,521	$42,486	$11,683	$4,550	$26,442
Standby letters of credit	2,501	2,501	—	—	—

Total commercial commitments	$88,022	$45,347	$11,683	$4,550	$26,442

	Payments Due
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Long-term obligations	$18,310	$—	$3,000	$—	$15,310
Short-term borrowings	17,052	17,052	—	—	—
Operating leases	3,263	552	812	394	1,505
Deposits	478,254	428,879	48,664	696	15

Total contractual obligations	$516,879	$446,483	$52,476	$1,090	$16,830

Net cash provided by operations during the six months ended June 30, 2006 totaled $4.6 million, compared to net cash provided by operations of $2.7 million for the same period in 2005. Net cash used in investing activities increased to $31.5 million for the six months ended June 30, 2006, as compared to $26.1 million for the same period in 2005 primarily due to the purchases of available-for-sale investment securities. Net cash provided by financing activities decreased to $29.9 million for the first half of 2006, compared to $36.3 million for the same period in 2005. Cash and cash equivalents at June 30, 2006 was $21.9 million compared to $41.1 million at June 30, 2005.

Capital Resources

Shareholders’ Equity

Shareholders’ equity increased by approximately $24.8 million to $59.3 million at June 30, 2006 from $34.6 million at December 31, 2005. Net proceeds of approximately $24.4 million from the sale and issuance of 862,500 shares of ECB common stock accounted for almost all of the increase. The proceeds will be used to support the Bank’s various strategic initiatives for expansion and growth over the next several years. In addition to the stock offering, we generated net income of $2.5 million and recognized stock compensation of $88 on incentive stock awards. We experienced an increase in net unrealized losses on available-for-sale securities of $1.1 million and we declared cash dividends of $987 or $0.34 per share during the first six months of 2006.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of June 30, 2006, we and the Bank met all capital adequacy requirements to which we are subject.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions	Minimum required for capital adequacy purposes	Our	Bank’s
	Ratio	Ratio	Ratio	Ratio
As of June 30, 2006:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	12.54%	9.08%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	15.12	10.97
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	16.17	12.02

As of December 31, 2005:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.43%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	10.32	10.28
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	11.36	11.32

As of June 30, 2005:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.50%	8.44%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	10.38	10.33
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	11.43	11.38

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

Item 4. Controls and Procedures

As of June 30, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily is required to apply its judgment in evaluating and implementing controls and procedures.

Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2006 and that had materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 18, 2006.

(b)	At our Annual Meeting, the three Directors listed in the following table were elected for terms of three years or until their respective successors are duly elected and qualified. Our incumbent Directors whose terms of office continued after the meeting are: Arthur H. Keeney III, Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, R. S. Spencer, Jr., and Michael D. Weeks

Voting for Directors was as follows:

	For	Withheld	Broker Non-vote
George T. Davis, Jr.	1,556,027	5,650	none
Gregory C. Gibbs	1,556,027	5,650	none
John F. Hughes, Jr.	1,556,027	5,650	none

In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

1. Proposal to ratify the selection of Dixon Hughes PLLC as our independent auditors as described under the caption “Ratification of Selection of Independent Auditor” in the our Proxy Statement dated March 25, 2006 (approved by an affirmative vote of 1,559,112 shares or 99.9% of the shares that voted, 2,365 negative votes, 200 shares abstaining and no broker non-votes).

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

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

ECB BANCORP, INC.
(Registrant)

Date: August 14, 2006	By:	/s/ Arthur H. Keeney
Arthur H. Keeney, III
(President & CEO)

Date: August 14, 2006	By:	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)