Form 10-Q
period 2006-09-30
ECB BANCORP INC
filed 2006-11-14
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-24753

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

As of November 10, 2006, 2,902,242 shares of the registrant’s common stock, $3.50 par value, were outstanding.

This Form 10-Q has 33 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(Dollars in thousands, except for per share data)

	September 30, 2006	December 31, 2005*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$15,053	$17,927
Interest bearing deposits	878	912
Overnight investments	6,775	—

Total cash and cash equivalents	22,706	18,839

Investment securities
Available-for-sale, at market value (cost of $116,678 and $107,084 at September 30, 2006 and December 31, 2005, respectively)	114,449	104,723

Loans	422,975	386,786
Allowance for loan losses	(4,858)	(4,650)

Loans, net	418,117	382,136

Real estate and repossessions acquired in settlement of loans, net	315	—
Federal Home Loan Bank common stock, at cost	2,354	1,948
Bank premises and equipment, net	21,181	18,859
Accrued interest receivable	4,524	3,562
Bank owned life insurance	7,663	7,436
Other assets	8,225	10,183

Total	$599,534	$547,686

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$99,100	$98,890
Demand, interest bearing	87,738	94,423
Savings	21,400	22,818
Time	265,994	249,077

Total deposits	474,232	465,208

Accrued interest payable	2,240	1,524
Short-term borrowings	46,184	23,598
Long-term obligations	10,310	18,310
Other liabilities	4,795	4,481

Total liabilities	537,761	513,121

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,902,242 at September 30, 2006 and 2,040,042 at December 31, 2005	10,119	7,140
Capital surplus	26,572	5,408
Retained earnings	26,453	23,724
Deferred compensation - restricted stock	—	(255)
Accumulated other comprehensive loss	(1,371)	(1,452)

Total shareholders’ equity	61,773	34,565

Total	$599,534	$547,686

*	Derived from audited consolidated financial statements.

“See accompanying notes to consolidated financial statements.”

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and nine months ended September 30, 2006 and 2005

(Dollars in thousands, except for per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans	$8,176	$6,316	$22,923	$17,181
Interest on investment securities:
Interest exempt from federal income taxes	263	288	795	861
Taxable interest income	855	794	2,505	2,290
Dividend income	—	—	—	37
FHLB stock dividends	24	24	100	57
Other interest	49	110	270	188

Total interest income	9,367	7,532	26,593	20,614

Interest expense:
Deposits:
Demand accounts	357	135	901	373
Savings	27	29	83	87
Time	2,971	1,887	8,397	4,688
Short-term borrowings	161	109	377	343
Long-term obligations	446	405	1,301	1,157

Total interest expense	3,962	2,565	11,059	6,648

Net interest income	5,405	4,967	15,534	13,966
Provision for loan losses	50	150	450	340

Net interest income after provision for loan losses	5,355	4,817	15,084	13,626

Noninterest income:
Service charges on deposit accounts	656	837	2,269	2,471
Other service charges and fees	769	600	1,812	1,523
Net gain on sale of securities	—	—	—	90
Income from investments in SBIC’s	235	—	235	—
Income from bank owned life insurance	70	65	227	190
Other operating income	23	35	74	89

Total noninterest income	1,753	1,537	4,617	4,363

Noninterest expenses:
Salaries	1,901	1,713	5,519	4,962
Retirement and other employee benefits	681	663	2,013	1,976
Occupancy	408	381	1,218	1,061
Equipment	424	430	1,292	1,299
Professional fees	78	114	157	385
Supplies	78	90	236	252
Telephone	133	121	370	386
Postage	53	51	167	157
Other operating expenses	835	792	2,527	2,411

Total noninterest expenses	4,591	4,355	13,499	12,889

Income before income taxes	2,517	1,999	6,202	5,100
Income taxes	822	632	1,994	1,515

Net income	$1,695	$1,367	$4,208	$3,585

Net income per share - basic	$0.59	$0.68	$1.60	$1.78

Net income per share - diluted	$0.58	$0.67	$1.58	$1.75

Weighted average shares outstanding - basic	2,886,440	2,014,874	2,638,050	2,014,878

Weighted average shares outstanding - diluted	2,910,721	2,047,098	2,663,337	2,047,607

“See accompanying notes to consolidated financial statements.”

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2006 and 2005

(Dollars in thousands, except for per share data)

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2005	2,038,242	$7,134	$5,360	$20,176	$(306)	$(287)		$32,077
Unrealized loss, net of income tax benefit of $228						(365)	$(365)	(365)
Net income				3,585			3,585	3,585

Total comprehensive income							$3,220

Deferred compensation - restricted stock issuance	1,800	6	48		(54)
Recognition of deferred compensation - restricted stock					77			77
Cash dividends ($.48 per share)				(979)			(979)

Balance September 30, 2005	2,040,042	$7,140	$5,408	$22,782	$(283)	$(652)		$34,395

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2006	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565
Unrealized gain, net of income tax of $ (51)						81	$81	81
Net income				4,208			4,208	4,208

Total comprehensive income							$4,289

Issuance of common stock	862,500	3,019	23,503					26,522
Expenses related to issuance of common stock			(2,258)					(2,258)
Stock based compensation	(300)	18	116					134
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R (See note 4)		(58)	(197)		255
Cash dividends ($.51 per share)				(1,479)				(1,479)

Balance September 30, 2006	2,902,242	$10,119	$26,572	$26,453	$—	$(1,371)		$61,773

“See accompanying notes to consolidated financial statements.”

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005

(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$4,208	$3,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	906	854
Amortization of premium on investment securities, net	85	194
Provision for loan losses	450	340
Net charge-offs on loans	(2)	(52)
Gain on sale of securities	—	(90)
Stock based compensation	134	77
Increase in accrued interest receivable	(962)	(784)
(Gain) on disposal of premises and equipment	—	(3)
(Gain) on sale of real estate acquired in settlement of loans	—	(17)
Income from Bank owned life insurance	(227)	(190)
Decrease (increase) in other assets	1,958	(831)
Increase in accrued interest payable	716	439
(Decrease) increase in other liabilities, net	(144)	895

Net cash provided by operating activities	7,122	4,417

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	—	4,367
Proceeds from maturities of investment securities classified as available-for-sale	6,629	9,329
Purchases of investment securities classified as available-for-sale	(16,308)	(15,357)
Purchase of Federal Home Loan Bank common stock	(406)	(1)
Purchases of premises and equipment	(3,228)	(2,105)
Purchases of life insurance	—	(490)
Net loan originations	(36,504)	(41,293)

Net cash used by investing activities	(49,817)	(45,550)

Cash flows from financing activities:
Net increase in deposits	9,024	45,926
Net increase (decrease) in borrowings	14,586	(8,494)
Dividends paid	(1,312)	(943)
Net proceeds from issuance of common stock	24,264	—

Net cash provided by financing activities	46,562	36,489

Increase (decrease) in cash and cash equivalents	3,867	(4,644)
Cash and cash equivalents at beginning of period	18,839	28,263

Cash and cash equivalents at end of period	$22,706	$23,619

Cash paid during the period:
Interest	$10,343	$6,210
Taxes	833	2,181
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$493	$326
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	81	(365)
Restricted stock issuance	—	54
Reserve transferred from allowance for loan losses to other liabilities	240	—
Transfer from loans to real estate acquired in settlement of loans	315	—

“See accompanying notes to consolidated financial statements.”

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The footnotes in Bancorp’s 2005 Annual Report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the three and nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

(2) Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine-month periods ended September 30, 2006 and 2005, respectively.

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)
Balance at the beginning of the period	$4,650	$4,300
Provision for loan losses	450	340
Charge-offs	(90)	(85)
Recoveries	88	33
Net charge-offs	(2)	(52)
Adjustment for unfunded loans (1)	(240)	—
Balance at end of the period	$4,858	$4,588

(1)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.

(3) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the nine months ended September 30, 2006 and 2005, diluted weighted average shares outstanding increased by 16,207 and 17,377, respectively, due to the dilutive impact of restricted stock. For the three months ended September 30, 2006 and 2005, diluted weighted average shares outstanding increased by 15,802 and 17,267, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the nine months ended September 30, 2006 and 2005, diluted weighted average shares outstanding increased by 9,080 and 15,352, respectively, due to the dilutive impact of options. For the three months ended September 30, 2006 and 2005, diluted weighted average shares outstanding increased by 8,479 and 14,957, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the nine months ended September 30.

	Nine months ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic net income per share	$4,208	2,638,050	$1.60

Effect of dilutive securities	—	25,287

Diluted net income per share	$4,208	2,663,337	$1.58

	Nine months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic net income per share	$3,585	2,014,878	$1.78

Effect of dilutive securities	—	32,729

Diluted net income per share	$3,585	2,047,607	$1.75

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended September 30.

	Three months ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic net income per share	$1,695	2,886,440	$0.59

Effect of dilutive securities	—	24,281

Diluted net income per share	$1,695	2,910,721	$0.58

	Three months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Basic net income per share	$1,367	2,014,874	$0.68

Effect of dilutive securities	—	32,224

Diluted net income per share	$1,367	2,047,098	$0.67

(4) Stock Option Plan

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

Compensation cost charged to income was approximately $134 thousand for the nine months ended September 30, 2006 as a result of the implementation of SFAS No. 123R. No income tax benefit was recognized for share-based compensation, as the Company does not have any outstanding nonqualified stock options.

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

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2006: dividend yield of 2.40%; expected volatility of 30.37%; risk-free interest rates of 4.52%; and expected lives of 7.01 years. The fair value of stock options granted during the nine months ended September 30, 2006 was $8.75.

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine-month period ended September 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price		Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2005	43,389		$19.04
Granted	18,087		$28.52
Forfeited	—	$	n/a
Exercised	—	$	n/a

Outstanding at September 30, 2006	61,476		$21.83	6.65 years	$686

Exercisable at September 30, 2006	25,587		$13.77	3.73 years	$492

A summary of activity related to non-vested restricted stock during the nine-month period ended September 30, 2006 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2005	21,543		$22.73
Granted	—	$	n/a
Forfeited	(300)		$30.00
Vested	(5,441)		$16.66

Outstanding at September 30, 2006	15,802		$24.68

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
October 1 – December 31, 2006	$22	$24	$46
2007	84	96	180
2008	67	57	124
2009	34	—	34
2010	21	—	21
2011	1	—	1

Total	$229	$177	$406

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions had the following effect (increase/ (decrease)) on our consolidated financial statements:

Consolidated Income Statement for the Nine Months Ended September 30, 2006

(Dollars in thousands except per share data)

Income before income taxes	$(63)
Net income	(63)

Net income per share – basic	(0.02)

Net income per share – diluted	$(0.02)

Consolidated Income Statement for the Three Months Ended September 30, 2006

(Dollars in thousands except per share data)

Income before income taxes	$(22)
Net income	(22)

Net income per share – basic	(0.01)

Net income per share – diluted	$(0.01)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123:

Nine months ended September 30, 2005
(Dollars in thousands, except per share data)
Net income, as reported	$3,585
Total stock-based employee compensation included in net income	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)

Proforma net income	$3,572

Earnings per share:
Basic – as reported	$1.78

Basic – proforma	1.77

Diluted – as reported	1.75

Diluted – proforma	1.74

Three months ended September 30, 2005
(Dollars in thousands, except per share data)
Net income, as reported	$1,367
Total stock-based employee compensation included in net income	29
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)

Proforma net income	$1,357

Earnings per share:
Basic – as reported	$0.68

Basic – proforma	0.67

Diluted – as reported	0.67

Diluted – proforma	0.66

(5) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2005.

The following tables provide information relating to the Company’s postretirement benefit plan:

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$6	$5
Interest cost	33	32
Amortization of loss	—	—

Net periodic postretirement benefit cost	$39	$37

	Three months ended September 30,
	2006	2005
	(Dollars in thousands)
Components of net periodic cost:
Service cost	$2	$2
Interest cost	11	11
Amortization of loss	—	—

Net periodic postretirement benefit cost	$13	$13

The Company expects to contribute $52 thousand to its postretirement benefit plan in 2006. No contributions were made in the first nine months of 2006.

(6) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of September 30, 2006:

Impairment of Certain Investments in Debt and Equity Securities

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities of other U.S. government agencies and corporations	$4,424	$8	$22,827	$359	$27,251	$367
Obligations of states and political subdivisions	3,258	21	13,236	428	16,494	449
Mortgage-backed securities	—	—	46,690	1,540	46,690	1,540

Total	$7,682	$29	$82,753	$2,327	$90,435	$2,356

As of September 30, 2006, management has concluded that the unrealized losses above (which consisted of 125 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include forty-six (46) municipal obligations, thirty-nine (39) mortgage-backed securities and twenty-two (22) securities of U.S. government agencies. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

(7) Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net Income	$1,695	$1,367	$4,208	$3,585
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	1,184	(312)	81	(365)

Total comprehensive income	$2,879	$1,055	$4,289	$3,220

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative

Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material effect on the consolidated financial statements.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) was issued in June 2006 to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. The interpretation defines a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. It also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN No.48 will have on the Company’s financial position or results of operation.

FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) in September 2006 effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). For fiscal years ending after December 15, 2006, SFAS No. 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income, net of taxes. SFAS No. 158 also requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet effective for fiscal years ending after December 15, 2008. At December 31, 2005, the Company’s postretirement plan was underfunded by $738 thousand, of which $661 thousand was recorded in other liabilities. Had the Company adopted SFAS N0. 158 as of December 31, 2005, an additional $77 thousand would have been recognized as a liability. A similar amount is expected for December 31, 2006, which will be recorded as a liability under SFAS No. 158.

The Emerging Issues Task Force issued abstract EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” in September 2006, effective for fiscal years beginning after December 15, 2006. The abstract determined that an employer should recognize a liability for the deferred compensation or postretirement or postemployment aspects of an endorsement split-dollar life insurance arrangement in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The abstract will have no affect on the December 31, 2006 financial statements. Management is in the process of identifying the impact the abstract will have on the December 31, 2007 financial statements.

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

As of September 30, 2006, we had consolidated assets of approximately $599.5 million, total loans of approximately $423.0 million, total deposits of approximately $474.2 million and shareholders’ equity of approximately $61.8 million. For the three months ended September 30, 2006, we had net income of $1.7 million or $0.59 basic and $0.58 diluted earnings per share, compared to net income of $1.4 million, or $0.68 basic and $0.67 diluted earnings per share for the three months ended September 30, 2005. For the nine months ended September 30, 2006, we had net income of $4.2 million or $1.60 basic and $1.58 diluted earnings per share, compared to net income of $3.6 million or $1.78 basic and $1.75 diluted earnings per share for the nine months ended September 30, 2005.

During the first quarter of 2006, management successfully completed a sale of 862,500 additional shares of common equity for $26.5 million. The proceeds will be used to support the Bank’s various strategic initiatives for expansion and growth over the next several years.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2005. Of these significant accounting policies, we consider our policy regarding the allowance for loan losses to be our most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Asset Quality”.

RESULTS OF OPERATIONS

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2006 as compared to the same periods in 2005.

Condensed Consolidated Statements of Income

	For the Three Months Ended September 30, 2006	Changes from the Prior Year		For the Nine Months Ended September 30, 2006	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Gross interest income	$9,367	$1,835	24.4	$26,593	$5,979	29.0
Gross interest expense	3,962	1,397	54.5	11,059	4,411	66.4

Net interest income	5,405	438	8.8	15,534	1,568	11.2
Provision for loan losses	50	(100)	(66.7)	450	110	32.4

Net interest income after provision for loan losses	5,355	538	11.2	15,084	1,458	10.7
Noninterest income	1,753	216	14.1	4,617	254	5.8
Noninterest expense	4,591	236	5.4	13,499	610	4.7

Income before income taxes	2,517	518	25.9	6,202	1,102	21.6
Income tax provision	822	190	30.1	1,994	479	31.6

Net income	$1,695	$328	24.0	$4,208	$623	17.4

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2006 was $5.4 million, an increase of $438 thousand or 8.8% when compared to net interest income of $5.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net interest income was $15.5 million, an increase of $1.6 million or 11.2% when compared to net interest income of $14.0 million for the period in 2005.

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

Interest income increased $1.8 million or 24.4% for the three months ended September 30, 2006 compared to the same three months of 2005. Interest income increased $6.0 million or 29.0% for the nine months ended September 30, 2006 compared to the same nine months of 2005. The increases for the three and nine months ended September 30, 2006 are due to increases in average interest rates earned on our average earning assets and increases in volume of average earning assets of $39.6 million and $62.3 million, respectively, as compared to the same periods in 2005. We funded the increases in interest-earning assets primarily with in-market certificates of deposit and additional wholesale certificates of deposit obtained through an Internet bulletin board service. Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 91 basis points for the quarter ended September 30, 2006 to 7.22% from 6.31% for the same period in 2005. For the first nine months of 2006, the yield on average earning assets, on a tax-equivalent basis, increased 96 basis points to 7.04% compared to 6.08% at September 30, 2005. Management attributes the increase in the yield on our earning assets to the increase in short-term market interest rates. Approximately $250.3 million or 59.3% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 86 basis points for the third quarter of 2006 compared to the third quarter of 2005 and 97 basis points for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005.

Conversely, our average cost of funds during the third quarter of 2006 was 3.81%, an increase of 125 basis points when compared to 2.56% for the third quarter of 2005. Average rates paid on bank certificates of deposit increased 131 basis points from 3.20% for the quarter ended September 30, 2005 to 4.51% for the quarter ended September 30, 2006, while our average cost of borrowed funds increased 211 basis points during the third quarter of 2006 compared to the same period in 2005. Average rates paid on NOW, savings and money market accounts for the quarter ended September 30, 2006 increased 77 basis points when compared to the third quarter of 2005. Total interest expense increased $1.4 million or 54.5% during the third quarter of 2006 compared to the same period in 2005, primarily the result of increased market rates paid on borrowed funds and certificates of deposit. For the nine months ended September 30, 2006, our cost of funds was 3.52%, an increase of 123 basis points when compared to 2.29% for the same period of 2005. Average rates paid on bank certificates of deposit increased 144 basis points from 2.80% to 4.24% for the first nine months of 2006, while our cost of borrowed funds increased 176 basis points compared to the same period a year ago. Average rates paid on NOW, savings and money market accounts for the nine months ended September 30, 2006 increased 59 basis points when compared to same period of 2005. Total interest expense increased $4.4 million or 66.4% during the nine months of 2006 compared to the same period in 2005, the result of increased volume of interest-bearing liabilities and increased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $31.6 million for the nine months of 2006 compared with the same period in 2005.

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

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended September 30, 2006 was 4.21% compared to 4.20% in the third quarter of 2005. For the nine months ended September 30, 2006, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 4.15% compared to 4.16% in the nine months of 2005. Average interest-bearing liabilities as a percentage of interest-earning assets were 79.0% for the quarter ended September 30, 2006, compared to 82.3% for the same period in 2005. For the nine months ended September 30, 2006, average interest-bearing liabilities as a percentage of interest-earning assets were 82.0% compared to 86.4% for the nine months ended September 30, 2005.

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

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the Three Months Ended September 30, 2006 compared to 2005

	2006			2005
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$413,628	7.84%	$8,176	$358,739	6.98%	$6,316
Taxable securities	78,653	4.46%	879	80,417	4.04%	818
Non-taxable securities (2)	28,650	5.52%	398	31,104	5.57%	436
Other investments	1,613	12.05%	49	12,733	3.46%	110

Total interest- earning assets	522,544	7.22%	$9,502	482,993	6.31%	$7,680
Cash and due from banks	16,365			20,824
Bank premises and equipment, net	21,352			17,938
Other assets	17,501			16,795

Total assets	$577,762			$538,550

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$375,940	3.54%	$3,355	$350,753	2.32%	$2,051
Short-term borrowings	14,558	4.31%	161	15,239	2.81%	109
Long-term obligations	22,344	7.92%	446	31,310	5.13%	405

Total interest- bearing liabilities	412,842	3.81%	3,962	397,302	2.56%	2,565
Non-interest-bearing deposits	100,067			103,658
Other liabilities	4,349			3,783
Shareholders’ equity	60,504			33,807

Total liabilities and Shareholders’ equity	$577,762			$538,550

Net interest income and net yield on interest-earning assets (FTE) (3)		4.21%	$5,540		4.20%	$5,115

Interest rate spread (FTE) (4)		3.41%			3.75%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $125 thousand and $170 thousand for periods ended September 30, 2006 and 2005, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $135 thousand and $148 thousand for periods ended September 30, 2006 and 2005, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

For the Nine Months Ended September 30, 2006 compared to 2005

	2006			2005
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans - net (1)	$400,666	7.65%	$22,923	$343,658	6.68%	$17,181
Taxable securities	76,574	4.55%	2,605	78,464	4.02%	2,359
Non-taxable securities (2)	28,826	5.59%	1,205	33,044	5.44%	1,345
Overnight investments	5,217	5.12%	270	7,904	3.20%	188

Total interest-earning assets	511,283	7.04%	$27,003	463,070	6.08%	$21,073
Cash and due from banks	19,283			21,312
Bank premises and equipment, net	20,253			17,551
Other assets	19,454			15,940

Total assets	$570,273			$517,873

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$381,075	3.29%	$9,381	$338,374	2.03%	$5,148
Short-term borrowings	11,248	4.48%	377	18,170	2.52%	343
Long-term obligations	27,167	6.40%	1,301	31,310	4.94%	1,157

Total interest-bearing liabilities	419,490	3.52%	11,059	387,854	2.29%	6,648
Non-interest-bearing deposits	94,352			93,666
Other liabilities	3,738			3,407
Shareholders’ equity	52,693			32,946

Total liabilities and Shareholders’ equity	$570,273			$517,873

Net interest income and net yield on interest-earning assets (FTE) (3)		4.15%	$15,944		4.16%	$14,425

Interest rate spread (FTE) (4)		3.52%			3.79%

(1)	Average loans include non-accruing loans, net of allowance of loan losses. Amortization of deferred loan fees of $397 thousand and $462 thousand for periods ended September 30, 2006 and 2005, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $410 thousand and $457 thousand for periods ended September 30, 2006 and 2005, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended September 30, 2006 and 2005

Increase (Decrease) in interest income and expense due to changes in:

	2006 compared to 2005
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$1,026	$834	$1,860
Taxable securities	(24)	85	61
Non-taxable securities (2)	(34)	(4)	(38)
Other investments	(217)	156	(61)

Interest income	751	1,071	1,822
Interest-bearing deposits	186	1,118	1,304
Short-term borrowings	(4)	56	52
Long-term obligations	(148)	189	41

Interest expense	34	1,363	1,397

Net interest income	$717	$(292)	$425

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $135 thousand and $148 thousand for periods ended September 30, 2006 and 2005, respectively.

For the Nine Months Ended September 30, 2006 and 2005

Increase (Decrease) in interest income and expense due to changes in:

	2006 compared to 2005
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$3,056	$2,686	$5,742
Taxable securities	(61)	307	246
Non-taxable securities (2)	(174)	34	(140)
Overnight investments	(101)	183	82

Interest income	2,720	3,210	5,930
Interest-bearing deposits	850	3,383	4,233
Short-term borrowings	(181)	215	34
Long-term obligations	(176)	320	144

Interest expense	493	3,918	4,411

Net interest income	$2,227	$(708)	$1,519

1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $410 thousand and $459 thousand for periods ended September 30, 2006 and 2005, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2006 and 2005 was $50 thousand and $150 thousand respectively. Net recoveries for the third quarter of 2006 totaled $49 thousand compared to $11 thousand net charge-offs during the third quarter of 2005. The provision for loan losses charged to operations during the nine months ended September 30, 2006 and 2005 was $450 thousand and $340 thousand, respectively. Net charge-offs for the nine months ended September 30, 2006 totaled $2 thousand compared to net charge-offs of $52 thousand during the same period of 2005. The increase in amount of provision for loan losses charged for the nine-month period ended September 30, 2006, is due principally to our loan growth. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30, 2006	Changes from the Prior Year		For the Nine Months Ended September 30, 2006	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$656	$(181)	(21.6)	$2,269	$(202)	(8.2)
Other service charges and fees	769	169	28.2	1,812	289	19.0
Net gain on securities	—	—	—	—	(90)	(100.0)
Income from investment in SBIC’s	235	235	100.0	235	235	100.0
Income from bank owned life insurance	70	5	7.7	227	37	19.5
Other operating income	23	(12)	(34.3)	74	(15)	(16.9)

Total noninterest income	$1,753	$216	14.1	$4,617	$254	5.8

Noninterest income increased $216 thousand or 14.1% to $1.8 million for the third quarter of this year compared to the same period in 2005. For the nine months ended September 30, 2006, noninterest income increased $254 thousand or 5.8% to $4.6 million compared to $4.4 million for the same period in 2005. A major contributor to increased noninterest income for the three and nine months ended September 30, 2006 over the prior year period was an income distribution from an investment in a Small Business Investment Company (SBIC) received during the third quarter of 2006. Distributions from SBIC’s are generated whenever a company in which the SBIC has invested in is sold or otherwise successfully exits the financing provided by the SBIC. Future distributions are expected but their dollar level and frequency can not be determined by management. For the three and nine months ended September 30, 2006, decreases in service charges on deposit accounts of $181 thousand and $202 thousand compared to the three and nine months ended September 30, 2005 were driven by decreases in Overdraft Banking Privilege (ODP) fees of $177 thousand and $165 thousand, respectively. Management believes that an enhancement to the Bank’s account statement information to provide customers with ODP fees paid year-to-date has altered the usage of our ODP service, and we anticipate a continued decline in ODP fee income in the fourth quarter of 2006. Other service charges and fees in both the three and nine months ended September 30, 2006 increased $169 thousand and $289 thousand when compared to the same periods of 2005. Brokerage fees generated by our mortgage origination units increased $102 thousand and $172 thousand in the respective periods, a result of additional locations and staff from the previous year. Other operating income decreased $12 thousand during the third quarter of 2006 compared to 2005 and decreased $15 thousand compared on a nine month basis due principally to a $12 thousand gain on the sale of other real estate owned realized during the third quarter of 2005.

Noninterest Expense

Noninterest expense increased 5.4% and 4.7%, respectively for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The increase in the three-month and nine-month periods are principally due to general increases in salary and benefits expense of $206 thousand and $594 thousand, respectively. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2006 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30, 2006	Changes from the Prior Year		For the Nine Months Ended September 30, 2006	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$1,901	$188	11.0	$5,519	$557	11.2
Retirement and other employee benefits	681	18	2.7	2,013	37	1.9
Occupancy	408	27	7.1	1,218	157	14.8
Equipment	424	(6)	(1.4)	1,292	(7)	(0.5)
Professional fees	78	(36)	(31.6)	157	(228)	(59.2)
Supplies	78	(12)	(13.3)	236	(16)	(6.3)
Telephone	133	12	9.9	370	(16)	(4.1)
Postage	53	2	3.9	167	10	6.4
Other operating expenses	835	43	5.4	2,527	116	4.8

Total noninterest expenses	$4,591	$236	5.4	$13,499	$610	4.7

Our increase in salaries and benefits of 8.7% and 8.6%, respectively for the three and nine months ended September 30, 2006, as compared to the same periods in 2005 is related to staff additions to accommodate our growth and the addition of business development officers in some of our newer markets. We adopted SFAS No. 123R on January 1, 2006 that requires us to recognize compensation expense related to stock awards. See note 4 for additional information. As of September 30, 2006, we had 202 full time equivalent employees and operated 20 full service banking offices and three mortgage loan origination offices.

Occupancy expense increased $27 thousand during the third quarter of 2006 compared to the third quarter of 2005 and $157 thousand for the nine months ended September 30, 2006 when compared to the same period in 2005. The largest component of the increase was building depreciation expense, which increased $44 thousand and $81 thousand, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. A portion of the increase in depreciation expense in the third quarter and nine months of 2006 was due to our new corporate office, which we moved into during 2005. Increased property taxes and building rental expense accounted for the remaining portion of occupancy expense increase during the three and nine months ended September 30, 2006, as compared to the same periods in 2005.

Equipment expense for the three and nine months ended September 30, 2006 remained relatively unchanged when compared to the same periods of 2005.

Professional fees, which include audit, legal and consulting fees, decreased $36 thousand or 31.6% to $78 thousand for the three months ended September 30, 2006 from $114 thousand in the prior year period. The largest portion of the decrease, $22 thousand, resulted from decreased consulting fees compared to the same three-month period of 2005. For the nine months ended September 30, 2006 compared to the same period of 2005, professional fees decreased $228 thousand or 59.2%. Audit and accounting fees for nine months of 2006 decreased by $139 thousand over the prior year period while consultation fees decreased $107 thousand when compared to the same nine months of 2005. At September 30, 2005, management had accrued $82 thousand in audit and accounting fees. No such accrual was deemed necessary at September 30, 2006. Consultation fees totaling approximately $85 thousand related to strategic planning and independent credit review which were charged during the nine months of 2005 did not recur during the nine months of 2006. Legal fees increased $6 thousand and $18 thousand respectively, for the three and nine months ended September 30, 2006, as compared to the same periods in 2005 due to increased general corporate reporting and disclosure matters.

Other operating expenses increased $43 thousand or 5.4% from $792 thousand for the three months ended September 30, 2005 to $835 thousand for the three months ended September 30, 2006. A portion of the increase is due to an increase of approximately $33 thousand in other outside services relating to on-line banking services provided by our vendor. For the nine-month period ended September 30, 2006 and 2005, other operating expense increased $116 thousand or 4.8% as on-line banking services increased by $55 thousand, courier services increased $30 thousand and NASDAQ fees increased $26 thousand.

Income Taxes

Income tax expense for the three months ended September 30, 2006 and 2005 was $822 thousand and $632 thousand, respectively, resulting in effective tax rates of 32.7% and 31.6%, respectively. For the nine-month period ending September 30, 2006 and 2005, tax expense was $2.0 million compared to $1.5 million for the same period of 2005 which resulted in effective tax rates of 32.2% and 29.7%, respectively. The increased effective tax rate in 2006 is due to a decline in the ratio of tax-exempt to taxable investment income compared to 2005. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $599.5 million at September 30, 2006, $547.7 million at December 31, 2005 and $542.8 million at September 30, 2005. Our asset growth is primarily funded by deposit growth and retained earnings. For the nine and twelve months ended September 30, 2006, we grew our loans $36.2 million and $52.1 million, respectively. For the nine and twelve months ended September 30, 2005, we grew our deposits $9.0 million and $17.2 million, respectively, through marketing of core deposits and wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets. Year-over-year, our earning assets grew primarily through loan originations.

Loans

As of September 30, 2006, total loans had increased to $423.0 million, up 9.4% from total loans of $386.8 million at December 31, 2005 and up 14.1% from total loans of $370.9 million at September 30, 2005. The increase in loan demand is due, in part, to new businesses that are opening in our markets to take advantage of opportunities in our coastal communities where growth is being driven by a combination of increased tourism and an influx of retirees. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. We believe that general loan growth will remain strong in the near term, although rising market interest rates may reduce loan demand. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if we deem it necessary and cost effective.

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

Net charge-offs for the period ended September 30, 2006, totaled $2 thousand compared to net charge-offs of $52 thousand for the same period of 2005. The provision for loan losses charged to operations for the nine months ended September 30, 2006 and 2005 was $450 thousand and $340 thousand, respectively. We had $240 thousand reserved for unfunded loan commitments which was included in the allowance for loan losses. During the quarter we reclassified the $240 thousand from the allowance to other liabilities resulting in a decrease to allowance for loan losses to loans at period end from 1.24% at September 30, 2005 to 1.15% at September 30, 2006.

The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005.

Analysis of Changes in Allowance for Loan Losses

	For the nine months Ended September 30,
	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$422,975	$370,875

Average loans outstanding-gross	$405,557	$348,068

Allowance for loan losses at beginning of period	$4,650	$4,300
Loans charged off:
Real estate	(—)	(12)
Installment loans	(31)	(42)
Credit cards and related plans	(—)	(31)
Commercial and all other loans	(59)	(—)

Total charge-offs	(90)	(85)

Recoveries of loans previously charged off:
Real estate	7	—
Installment loans	13	15
Credit cards and related plans	3	17
Commercial and all other loans	65	1

Total recoveries	88	33

Net charge offs	(2)	(52)

Provision for loan loses	450	340

Adjustment for unfunded loan reserve (1)	(240)	(—)

Allowance for loan losses at end of period	$4,858	$4,588

Ratios
Annualized net charge offs to average loans during the period	0.00%	0.02%
Allowance for loan losses to loans at period end	1.15%	1.24%
Allowance for loan losses to nonperforming loans at period end	963%	2,747%

(1)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $504 thousand and $65 thousand, or 0.12% and 0.02% of loans outstanding, at September 30, 2006 and December 31, 2005, respectively. We had no loans considered to be impaired under SFAS No. 114 at September 30, 2006 or December 31, 2005. On September 30, 2006, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $189 thousand, and we had $315 thousand of foreclosed properties and repossessions.

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

Our investment securities totaled $114.4 million at September 30, 2006, $104.7 million at December 31, 2005 and $113.3 million at September 30, 2005. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At September 30, 2006, the securities portfolio had unrealized net losses of approximately $2.2 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at September 30, 2006 consisted of U.S. government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS) and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of September 30, 2006, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of September 30, 2006 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$28,603	$27,579
Federal Home Loan Mortgage Corporation	21,584	21,098
Federal Home Loan Banks	25,263	24,978

At September 30, 2006, we held $7.7 million in Bank owned life insurance, compared to $7.4 million and $7.4 million at December 31, 2005 and September 30, 2005, respectively.

Deposits and Other Borrowings

Deposits

Deposits increased to $474.2 million, up 1.9% as of September 30, 2006 compared to deposits of $465.2 million at December 31, 2005 and up 3.8% compared to deposits of $457.1 million at September 30, 2005. We attribute our deposit growth during the nine- and twelve-month periods ended September 30, 2006 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase throughout 2006.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $46.2 million on September 30, 2006, compared to $23.6 million on December 31, 2005, an increase of $22.6 million.

Federal Funds purchased decreased $2.5 million while repurchase agreements increased $8.0 million and sweep accounts increased $2.1 million from December 31, 2005 to September 30, 2006 and short-term FHLB advances increased $15.0 million. The increase of repurchase agreements was the result of an investment strategy designed to help protect our interest margin against declining interest rates by purchasing fixed rate securities funded by adjustable rate funds.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $119.9 million and $109.4 million of advances from the FHLB at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, we had outstanding FHLB advances totaling $28.0 million compared to $21.0 million and $21.0 million at December 31, 2005 and September 30, 2005, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2006, we owned 23,543 shares of the FHLB’s $100 par value capital stock, compared to 19,477 and 20,827 shares at December 31, 2005 and September 30, 2005, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $27.0 million available to us at September 30, 2006 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2006, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of September 30, 2006, we had $1.3 million in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

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

The following tables set forth our commercial commitments and contractual payment obligations as of September 30, 2006.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$78,305	$37,173	$13,727	$6,934	$20,471
Standby letters of credit	2,458	2,458	—	—	—

Total commercial commitments	$80,763	$39,631	$13,727	$6,934	$20,471

	Payments Due
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Long-term obligations	$10,310	$—	$—	$—	$10,310
Short-term borrowings	46,184	46,184	—	—	—
Operating leases	3,125	550	730	383	1,462
Deposits	474,232	420,734	52,677	806	15

Total contractual obligations	$533,851	$467,468	$53,407	$1,189	$11,787

Net cash provided by operations during the nine months ended September 30, 2006 totaled $7.1 million, compared to net cash provided by operations of $4.4 million for the same period in 2005. Net cash used in investing activities increased to $49.8 million for the nine months ended September 30, 2006, as compared to $45.6 million for the same period in 2005 primarily due to the purchases of available-for-sale investment securities. Net cash provided by financing activities increased to $46.6 million for the nine months ended September 30, 2006, compared to $36.5 million for the same period in 2005. Cash and cash equivalents at September 30, 2006 was $22.7 million compared to $23.6 million at September 30, 2005.

Shareholders’ Equity

Shareholders’ equity increased by approximately $27.2 million to $61.8 million at September 30, 2006 from $34.6 million at December 31, 2005. Net proceeds of approximately $24.3 million from the sale and issuance during the first quarter of 2006 of 862,500 shares of our common stock accounted for almost all of the increase. The proceeds will be used to support the Bank’s various strategic initiatives for expansion and growth over the next several years. In addition to the stock offering, we generated net income of $4.2 million and recognized stock compensation of $134 thousand on incentive stock awards. We experienced a decrease in net unrealized losses on available-for-sale securities of $81 thousand and we declared cash dividends of $1.5 million or $0.51 per share during the first nine months of 2006.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2006, we and the Bank met all capital adequacy requirements to which we are subject.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio	Minimum required for capital adequacy purposes Ratio	Our Ratio	Bank’s Ratio
As of September 30, 2006:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	12.66%	9.20%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	14.94	10.87
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	15.94	11.86

As of December 31, 2005:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.43%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	10.32	10.28
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	11.36	11.32

As of September 30, 2005:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.35%	8.30%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	10.46	10.42
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	11.53	11.48

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

Our market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of our asset/liability management function.

We not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act. We review our disclosure controls and procedures, which may include our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2006, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results from time to time.

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

ECB BANCORP, INC.
(Registrant)

Date: November 14, 2006	By	/s/ Arthur H. Keeney III
Arthur H. Keeney III
(President & CEO)

Date: November 14, 2006	By	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)