Form 10-K
period 2006-12-31
ECB BANCORP INC
filed 2007-03-15
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 0-24753

ECB BANCORP, INC.

(Name of Registrant as specified in its charter)

North Carolina	56-2090738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 337

Engelhard, North Carolina 27824

(Address of principal executive offices, including Zip Code)

(252) 925-9411

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	Common Stock, $3.50 par value per share
Securities registered under Section 12(g) of the Act:	None
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

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

$79,945,477

On March 7, 2007, there were 2,902,242 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting are incorporated into Part III of this Report.

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

The Bank is an insured, North Carolina-chartered bank that began operations in 1920. Its deposits are insured under the FDIC’s Deposit Insurance Fund to the maximum amount permitted by law, and it is subject to supervision and regulation by the FDIC and the North Carolina Commissioner of Banks.

Like other community banks, our net income depends primarily on our net interest income, which is the difference between the interest income we earn on loans, investment assets and other interest-earning assets, and the interest we pay on deposits and other interest-bearing liabilities. To a lesser extent, our net income also is affected by non-interest income we derive principally from fees and charges for our services, as well as the level of our non-interest expenses, such as expenses related to our banking facilities and salaries and employee benefits.

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

Region	Branches	County

Outer Banks Region	Currituck	Currituck
	Southern Shores/ Kitty Hawk	Dare
	Nags Head	Dare
	Manteo	Dare
	Avon	Dare
	Hatteras	Dare
	Ocracoke	Hyde

Western Region	Greenville (two offices)	Pitt
	New Bern	Craven
	Wilmington	New Hanover

Pamlico Region	Engelhard	Hyde
	Swan Quarter	Hyde
	Fairfield	Hyde
	Washington	Beaufort
	Williamston	Martin
	Morehead City	Carteret

Albemarle Region	Columbia	Tyrrell
	Creswell	Washington
	Hertford	Perquimans

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

Banking also is highly competitive in our banking markets, and customers tend to aggressively “shop” the terms of both their loans and deposits. North Carolina is home to two of the largest commercial banks in the United States, each of which has branches located in our banking markets, and we compete with other commercial banks, savings banks and credit unions, including three banks headquartered or controlled by companies headquartered outside of North Carolina but that have offices in our banking markets. According to the most recent market share data published by the FDIC, on June 30, 2006 there were 232 offices of 27 different FDIC-insured depository institutions (including us) in the 12 counties in which we have banking offices. Three of those banks (Wachovia, BB&T and First-Citizens Bank) controlled an aggregate of approximately 53% of all deposits in the 12-county area held by those 27 institutions, while we held approximately 5% of total deposits.

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

Lending Activities

General.    We make a variety of commercial and consumer loans to small- and medium-sized businesses and individuals for various business and personal purposes, including term and installment loans, business and personal lines of credit, equity lines of credit and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, consumer installment loans, commercial and industrial loans (including agricultural production loans), and credit cards and related plans. We previously issued credit cards directly to our customers; however, during October 2005, we sold our portfolio of credit card accounts to another lender. We currently make credit card services available to our customers through a correspondent relationship. Statistical information about our loan portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). On December 31, 2006, loans amounting to approximately 78.4% of our loan portfolio were classified as real estate loans. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are funded by and closed in the name of other lenders, or funded by us and sold to other lenders after closing. Those arrangements permit us to make long-term residential loans available to our customers and generate fee income but avoid risks associated with those loans in our loan portfolio.

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

On December 31, 2006, our construction and acquisition and development loans (consumer and commercial) amounted to approximately 27.8% of our loan portfolio, and our other commercial real estate loans amounted to approximately 29.3% of our loan portfolio.

Our real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years.

During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2006, our home equity lines of credit amounted to approximately 5.0% of our loan portfolio.

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

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2006, our consumer installment loans made up approximately 1.5% of our loan portfolio, and approximately 13.6% of the aggregate outstanding balances of those loans were unsecured. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 15 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes any loan secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2006, our commercial and industrial loans made up approximately 15.4% of our loan portfolio, and approximately 14.1% of the aggregate outstanding balances of those loans represented unsecured loans. Those loans included approximately $19.2 million, or approximately 4.6% of our total loans, to borrowers engaged in agriculture, commercial fishing or seafood-related businesses. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    We price our loans under policies established as a part of our asset/liability management function. For larger loans, we use a pricing model developed by an outside vendor to reduce our exposure to interest rate risk on fixed and variable rate loans that have maturities of longer than three years. On December 31, 2006, approximately 55.6% of the total dollar amount of our loans accrued interest at variable rates.

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

Our Board of Directors has approved levels of lending authority for lending and credit personnel based on our aggregate credit exposure to a borrower. A loan that satisfies the Bank’s loan policies and is within a lending officer’s assigned authority may be approved by that officer alone. Loans involving aggregate credit exposures in excess of a lending officer’s authority may be approved by a Credit Policy Officer in our Loan Administration Department up to the amount of that officer’s authority. Above those amounts, a secured or unsecured loan involving an aggregate exposure to a single relationship of up to $2 million may be approved either by our Chief Executive Officer, Chief Operations Officer or Chief Credit Officer, and a loan involving an aggregate exposure to a single relationship of up to $3 million may be approved by our General Loan Committee which consists of our Chief Executive Officer, Chief Operating Officer and Chief Credit Officer. A loan that exceeds the approval authority of that Committee, and, notwithstanding the above credit authorities, any single loan in excess of $2 million, must be approved by the Executive Committee of our Board of Directors.

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

After loans are made, they are reviewed by our Loan Administration personnel for adequacy of contract documentation, compliance with regulatory requirements, and documentation of compliance with our loan underwriting criteria. Also, our Credit Policy Officers conduct detailed reviews of selected loans based on various criteria, including loan type, amount, collateral, and borrower identity, and the particular lending officer’s or branch’s lending history. These reviews include at least 10% of the loans made by each lending officer. All loans involving an aggregate exposure of $2 million or more ultimately are reviewed after funding by the Executive Committee of our Board of Directors. Each loan involving an aggregate exposure of more than $350,000 is required to be reviewed at least annually by the lending officer who originated the loan, and those reviews are monitored by a Credit Policy Officer. Loan Administration personnel also periodically review various loans based on various criteria, and we retain the services of an independent credit risk management consultant to annually review our problem loans, a random sampling of performing loans related to our larger aggregate credit exposures, and selected other loans.

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

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each month. On December 31, 2006, our allowance was $4.725 million and amounted to 1.13% of our total loans and approximately 2,568% of our nonperforming loans.

On December 31, 2006, our nonperforming loans (consisting of non-accrual loans, loans past due greater than 90 days and still accruing interest, and restructured loans) amounted to approximately $184 thousand, and we had $240 thousand of repossessed collateral acquired in settlement of loans on our books. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

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

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2006, our time deposits of $100,000 or more amounted to approximately $156.3 million, or approximately 30.5% of our total deposits. We derive the majority of our deposits from within our banking market. However, we also accept deposits through deposit brokers and market our certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we generate a significant amount of out-of-market deposits in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2006, our out-of-market deposits amounted to approximately $67.0 million, or approximately 13.1% of our total deposits and approximately 22.3% of our total certificates of deposit.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

On December 31, 2006, our investment portfolio totaled approximately $125.9 million and included municipal securities, corporate notes, mortgage-backed securities guaranteed by the Government National Mortgage Association or issued by the Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation (including collateralized mortgage obligations), and securities issued by U.S. government-sponsored enterprises and agencies. We have classified all of our securities as “available-for-sale,” and we analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

On December 31, 2006, the Bank employed 195 full-time employees (including our executive officers), and 13 part-time employees. We have no separate employees of our own. The Bank is not party to any collective bargaining agreement with its employees, and we consider the Bank’s relations with its employees to be good.

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

The Bank is an insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is not a member of the Federal Reserve System.

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

The following table lists our consolidated regulatory capital ratios, and the Bank’s separate regulatory capital ratios, at December 31, 2006. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum Required Ratios	Required to be “Well Capitalized”	Our Consolidated Capital Ratios	The Bank’s Capital Ratios
Leverage Capital Ratio (Tier 1 Capital to average assets)	3.0%	5.0%	12.05%	8.81%
Risk-based capital ratios: Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	15.08%	11.04%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	16.04%	12.00%

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

A bank categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law. On December 31, 2006, our capital ratios were at levels to qualify us as “well capitalized.”

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required on the first $8.5 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $8.5 million and $45.8 million, and reserves equal to 10.0% on aggregate balances in excess of $45.8 million. The FRB may adjust these percentages from time to time. Because our reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

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

FDIRA also authorized the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

FDIC Insurance Assessments.    Under FDIRA, the FDIC uses a revised risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that the DIF will incur a loss with respect to the Bank. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments paid by the Bank to the FDIC for deposit insurance

Under the Federal Deposit Insurance Act, the FDIC may terminate the Bank’s deposit insurance if it finds that the Bank engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount the Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

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

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit a bank or its subsidiaries generally from engaging in transactions with its affiliates unless those transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as would apply in comparable transactions with nonaffiliated companies.

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

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services it believes are best suited to its particular community. The CRA requires the federal banking regulators, in their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. We received an “satisfactory” rating in our last CRA examination during 2006.

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

The Act also required the various securities exchanges, including The Nasdaq Stock Market, to prohibit the listing of a company’s stock unless that company complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval, by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules, or by committees made up of “independent” directors. Because our common stock is listed on The NASDAQ Global Market, we are subject to those provisions of the Act and to corporate governance requirements of The Nasdaq Stock Market.

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our markets.

Available Information

Copies of reports we file electronically with the Securities and Exchange Commission, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available free of charge through our Internet website as soon as reasonably practicable after they are filed. Our website address is www.ecbbancorp.com.

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

We intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. We have opened three de novo branch offices since May 2003, and we have plans to open three de novo branches during 2007. Consistent with our business strategy, and to sustain our growth, in the future we may establish other de novo branches or acquire other financial institutions or their branch offices.

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

•	A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets might adversely affect on our loan portfolio.

Any adverse market or economic conditions in North Carolina, particularly in the real estate, agricultural, seafood or tourism industries, may disproportionately increase the risk our borrowers will be unable to make their loan payments. In particular, the market value of real estate securing our loans could be adversely affected by unfavorable changes in market and economic conditions. On December 31, 2006, approximately 78.4% of the total dollar amount of our loan portfolio was secured by liens on real estate, with approximately 5.0% of our portfolio representing home equity lines of credit. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, adverse changes in the values of real estate in our banking markets caused by market or economic conditions could adversely affect our loan portfolio and our operating results and financial condition.

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2006, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Preliminary indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s analysis and evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. While the final impact of the new rules on us has not been determined, it is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our earnings and capital ratios.

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

We maintain an allowance for loan losses based on our current judgments about the credit quality of our loan portfolio. On December 31, 2006, our allowance totaled 1.13% of our total loans and approximately 2,568% of our nonperforming loans. In determining the amount of the allowance, our management and Board of Directors consider relevant internal and external factors that affect loan collectibility. However, if delinquency levels increase or we incur higher than expected loan losses in the future, we cannot assure you that our allowance will be adequate to cover resulting losses. Charging future loan losses against the allowance may require us to increase our provision to the allowance, which would reduce our net income. So, without regard to the adequacy of our allowance, loan losses could have an adverse effect on our operating results and, depending on the magnitude of those losses, that effect could be material.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. On December 31, 2006, our three capital ratios were well above “well capitalized” levels under bank regulatory guidelines. However, our business strategy calls for us to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. If our capital ratios fell below “well capitalized” levels, our FDIC deposit insurance assessment rate would increase until we restored and maintained our capital at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments we pay the FDIC for deposit insurance, which would adversely affect our operating results.

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

On December 31, 2006, we had a negative one-year cumulative interest sensitivity gap ratio of 18.5%. That means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings. In our one-year cumulative interest sensitivity gap analysis, our savings, NOW and Money Market accounts, which totaled approximately $114.4 million at December 31, 2006, were treated as repricing immediately since those accounts do not have fixed terms and their rates could be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were treated as non-rate sensitive in our gap analysis, our rate sensitive liabilities would be more closely matched to our rate sensitive assets during the one-year period.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also are subject to capital guidelines established by our regulators which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors, the public and the FDIC’s Deposit Insurance Fund rather than shareholders.

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

On March 6, 2007, our current directors and executive officers, as a group, had the sole or shared right to vote, or to direct the voting of, an aggregate of 623,994 shares (or 21.5%) of our outstanding common stock, including 377,378 shares held by an estate of which one of our directors serves as a co-executor. Our executive officers could purchase 36,394 additional shares under currently exercisable stock options they hold. Because of their voting rights, in matters put to a vote of our shareholders it could be difficult for any group of our other shareholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

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

Our common stock has been listed on The Nasdaq Stock Market since November 1998, and it currently is listed on The Nasdaq Global Market. However, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to operating performance.

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

Of the shares of our common stock beneficially owned by our directors and executive officers, 377,378 shares (13.00% of our currently outstanding shares) are held by the Estate of Anna Mae H. Gibbs. We cannot predict the timing or amount of sales, if any, of those shares in the public markets or the effects any such sales may have on the trading price of our common stock.

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

We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities totaling $10.0 million. We unconditionally guaranteed payment of principal and interest on the trust preferred securities. Also, the junior subordinated debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. So, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and we do not own or lease any separate properties. The Bank maintains 20 branch offices, 18 of which are owned by the Bank, and two of which are leased from unaffiliated third parties. The following table contains information about our branch offices.

Office location	Opening date of original banking office	Owned/Leased		Date current facility built or purchased (1)
35050 Hwy 264 Engelhard, NC	January 1920	Owned		2004

80 Main and Pearl St. Swan Quarter, NC	March 1935	Owned	(2)	1975

204 Scuppernong Dr. Columbia, NC	December 1936	Owned	(2)	1975

7th St. & Hwy. 64 Creswell, NC	January 1963	Owned		1963

205 Virginia Dare Rd. Manteo, NC	June 1969	Owned		1999

2721 S Croatan Hwy. Nags Head, NC	April 1971	Owned	(2)	1974

State Hwy. 12 Hatteras, NC	April 1973	Owned	(2)	1980

6839 N.C. Hwy. 94 Fairfield, NC	June 1973	Owned	(2)	1973

Hwy. 12 Ocracoke, NC	May 1978	Owned		1978

Hwy. 158 & Juniper Tr. Kitty Hawk, NC	May 1984	Owned	(3)	2006

1001 Red Banks Rd. Greenville, NC	August 1989	Owned		1990

2400 Stantonsburg Rd. Greenville, NC	June 1995	Owned		1995

NC Hwy. 12 Avon, NC	June 1997	Leased	(4)	—

2878 Caratoke Hwy. Currituck, NC	January 1998	Owned		2001

Office location	Opening date of original banking office	Owned/Leased		Date current facility built or purchased (1)
1418 Carolina Ave. Washington, NC	May 1999	Leased	(4)	—

1801 S Glenburnie Rd. New Bern, NC	August 2000	Owned		1996

1103 Harvey Point Road Hertford, NC	October 2000	Owned	(5)	2006

403 East Blvd. Williamston, NC	May 2003	Owned		2003

168 Hwy. 24 Morehead City, NC	January 2004	Owned		2004

1724 Eastwood Rd. Wilmington, NC	June 2004	Owned		2004

(1)	Includes only facilities owned by the Bank or ECB Realty, Inc.
(2)	Leased from the Bank’s subsidiary, ECB Realty, Inc. until February 2, 2007. ECB Realty, Inc. was merged into the Bank on that date and the Bank acquired title to the property.
(3)	Constructed by the Bank and first occupied during February 2006 to replace a facility previously leased from ECB Realty, Inc.
(4)	Leased from a third party.
(5)	Constructed by the Bank and first occupied during January 2006 to replace a facility previously leased from a third party.

The Bank owns a vacant property in each of Jacksonville, Wilmington, Leland, New Bern and Grandy, North Carolina, as sites for future branch offices. We are currently constructing new offices in Greenville and Winterville, North Carolina, which will be opened in 2007.

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2006, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $23.0 million.

Item 3.    Legal Proceedings

We are not a party to any legal proceeding that is expected to have a material effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed on The NASDAQ Global Market on July 3, 2006, under the trading symbol “ECBE.” Prior to that date, it was listed on The NASDAQ Capital Market. The following table lists the high and low sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated. Prices in the table reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Sales Price Range		Cash Dividend Declared Per Share
Quarter	High	Low
2006 Fourth	$34.05	$31.80	$0.17
Third	35.10	32.30	0.17
Second	35.24	32.75	0.17
First	35.13	26.75	0.17
2005 Fourth	29.25	25.50	0.16
Third	31.89	28.25	0.16
Second	30.61	27.00	0.16
First	31.92	29.25	0.16

On March 6, 2007, there were approximately 672 record holders of our common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

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

The following information is being furnished for purposes of Rule 14a-3. It is not deemed to be filed with the Securities and Exchange Commission or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ECB Bancorp, Inc.	100.00	136.62	221.01	231.32	217.38	268.87
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62

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

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Net interest income	$20,697	$18,952	$16,822	$15,230	$14,036
Provision for loan losses	351	757	804	638	640
Non-interest income	6,183	6,225	4,802	5,464	4,471
Non-interest expense	18,537	17,465	15,515	14,451	12,974
Provision for income taxes	2,410	2,102	2,025	1,700	1,404
Net income	5,582	4,853	3,280	3,906	3,488

Per Share Data and Shares Outstanding:
Basic net income(1)	$2.07	$2.41	$1.63	$1.93	$1.70
Diluted net income(1)	2.05	2.37	1.60	1.91	1.69
Cash dividends declared	0.68	0.64	0.57	0.50	0.40
Book value at period end	21.64	16.94	15.74	15.04	14.53
Weighted-average number of common shares outstanding:
Basic	2,700,663	2,014,879	2,016,680	2,022,264	2,052,603
Diluted	2,724,717	2,046,129	2,044,201	2,045,263	2,064,930
Shares outstanding at period end	2,902,242	2,040,042	2,038,242	2,037,929	2,040,016

Balance Sheet Data:
Total assets	$624,070	$547,686	$501,890	$434,964	$386,305
Loans receivable	417,943	386,786	329,530	281,581	227,883
Allowance for loan losses	4,725	4,650	4,300	3,550	3,150
Other interest-earning assets	151,555	107,583	115,178	102,921	123,745
Total deposits	512,249	465,208	411,133	352,934	301,261
Borrowings	41,415	41,908	54,317	47,609	52,221
Shareholders’ equity	62,793	34,565	32,077	30,642	29,638

Selected Performance Ratios:
Return on average assets	0.96%	0.93%	0.68%	0.95%	1.05%
Return on average shareholders’ equity	10.13	14.56	10.51	12.97	12.77
Net interest margin(2)	4.04	4.16	4.04	4.26	4.80
Efficiency ratio(3)	67.06	67.30	69.38	67.86	67.95

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.04%	0.02%	0.03%	0.07%	0.18%
Allowance for loan losses to period-end loans	1.13	1.20	1.30	1.26	1.38
Allowance for loan losses to nonperforming loans	2,567.93	7,153.85	4,174.76	1,868.42	764.56
Nonperforming assets to total assets(4)	0.07	0.01	0.03	0.10	0.11
Net loan charge-offs to average loans outstanding	0.01	0.08	0.02	0.09	0.17

Capital Ratios:
Equity-to-assets ratio(5)	10.06%	6.31%	6.39%	7.04%	7.67%
Leverage capital ratio(6)	12.05	8.43	8.43	9.31	9.97
Tier 1 capital ratio(6)	15.08	10.32	10.86	11.41	12.92
Total capital ratio(6)	16.04	11.36	11.96	12.52	14.69

(1)	Per share amounts are computed based on the weighted-average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets, net of allowance for loan losses.
(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income, both as calculated on a fully taxable-equivalent basis.
(4)	Nonperforming assets consist of the aggregate amount of any non-accruing loans, loans past due greater than 90 days and still accruing interest, restructured loans, repossessions and foreclosed assets on each date.
(5)	Equity-to-assets ratios are computed based on total shareholders’ equity and total assets at each period end.
(6)	These ratios are described in Item 1 under the captions “Supervision and Regulation—Capital Adequacy” and “—Prompt Corrective Action.”

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

Our consolidated assets increased 13.9% to $624.1 million on December 31, 2006, from $547.7 million at year-end 2005. Our loan portfolio increased 8.0% to $417.9 million at December 31, 2006, from loans of $386.8 million at year-end 2005 while deposits increased 10.1% to $512.2 million at year-end 2006 from $465.2 million at year-end 2005. Total shareholders’ equity was approximately $62.8 million at year-end 2006.

In 2006, our net income was $5.6 million or $2.07 basic and $2.05 diluted earnings per share, compared to net income of $4.9 million or $2.41 basic and $2.37 diluted earnings per share for the year ended December 31, 2005. The 2006 net income represents an increase of $729 thousand over reported 2005 net income.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our audited consolidated financial statements included in Item 8 of this report. Of these significant accounting policies, we consider our policy regarding the allowance for loan losses to be our most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not currently known to management. For additional discussion concerning our allowance for loan losses and related matters, see “—Allowance for Loan Losses” and “—Nonperforming Assets and Past Due Loans.”

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

In 2006, our net income was $5.6 million or $2.07 basic and $2.05 diluted earnings per share, compared to net income of $4.9 million or $2.41 basic and $2.37 diluted earnings per share for the year ended December 31, 2005. During 2006 we sold an additional 862,500 shares of common stock which resulted in a decrease to earnings per share although net income increased. For additional discussions related to our stock sale, see “Capital Resources and Shareholders’ Equity.”

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2006	2005	2004
Return on assets	0.96%	0.93%	0.68%
Return on equity	10.13	14.56	10.51
Dividend payout	32.85	26.56	34.97
Shareholders’ equity to assets	9.47	6.35	6.45

Our performance in 2006 reflects the continued success of our core strategies: (1) grow the loan portfolio while maintaining high asset quality; (2) grow core deposits; (3) increase non-interest income; (4) control expenses; and (5) make strategic investments in new and existing communities that will result in increased shareholder value. We continued to make strategic investments in our future during 2006 as we purchased several lots and began construction on two branches that are planned to open in 2007 and the conversion of our Ocean Isle, NC Loan Production Office (“LPO”) to a full service branch during 2007.

Our net income for 2004 included an other-than-temporary impairment non-cash charge of $1.4 million in the fourth quarter related to $5.7 million face value of perpetual preferred stock issued by the Federal National Mortgage Corporation (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), both Government sponsored entities. Absent the other-than-temporary charge of $1.4 million, which was partially off-set by a reduction in the accrual for our annual incentive plan and excluding a one-time gain on the receipt of an insurance settlement recorded in 2004, our net income for the year would have been approximately $4.3 million, our earnings per diluted share would have been $2.08 and our return on equity (“ROE”) would have been 13.64%.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and our interest-bearing liabilities and the various rate spreads between our interest-earning assets and interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio, and the availability of particular sources of funds, such as non-interest-bearing deposits.

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

Our net interest income for the year ended December 31, 2006 was $20.7 million, an increase of $1.7 million or 8.9% when compared to net interest income of $19.0 million for the year ended December 31, 2005. Our net interest margin, on a tax-equivalent basis, for 2006 was 4.04% compared to 4.16% for 2005. The decreased net interest margin resulted from deposits continuing to reprice higher throughout all of 2006, while loan rates have remained flat during the second half of the year as the Federal Reserve Board has not raised short term rates since June 2006. Our net interest rate spread, on a tax-equivalent basis, for 2006 was 3.36% compared to 3.77% for 2005. As a result of interest-bearing liabilities repricing faster than interest-earning assets, the spread decreased by forty-one basis points as the change in the rates paid on interest-bearing liabilities was forty-one basis points greater than the change in yields earned on interest-earning assets for the period.

Total interest income increased $8.0 million or 28.0% to $36.6 million in 2006 compared to $28.6 million in interest income in 2005. Increases in our average earning assets of $56.1 million in 2006 when compared to 2005 resulted in $4.0 million of the increase in interest income from 2005 to 2006. We funded the increases in interest-earning assets primarily with in-market certificates of deposit and additional wholesale certificates of deposit obtained through an Internet bulletin board service. Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 85 basis points during 2006 and resulted in $4.0 million of the increase in interest income.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense on Tax Equivalent Basis.” We attribute the increase in the yield on our earning assets to the increase in short-term market interest rates. Between January 1, 2006 and June 30, 2006, the Federal Open Market Committee (“FOMC”) increased short-term rates 100 basis points from 4.25% to 5.25% through a succession of

25 basis point increases. Approximately $232.2 million or 55.6% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 89 basis points for the year ended December 31, 2006 compared to December 31, 2005.

Similarly, our average cost of funds for 2006 was 3.71%, an increase of 126 basis points when compared to 2.45% for 2005. The average cost on Bank certificates of deposit increased 139 basis points from 3.03% paid in 2005 to 4.42% paid in 2006, while our average cost of borrowed funds increased 182 basis points during 2006 compared to 2005. Total interest expense increased $6.2 million or 63.9% to $15.9 million in 2006 from $9.7 million in 2005, primarily the result of increased market rates paid on Bank certificates of deposit and borrowed funds. The volume of average interest-bearing liabilities increased approximately $34.5 million when comparing 2006 with that of 2005. The increase to interest expense resulting from increased rates on all interest-bearing liabilities was $5.4 million and the increase attributable to higher volumes of interest-bearing liabilities was $790 thousand.

Throughout 2007, we believe our net interest margin will decline or remain relatively stable due to anticipated target federal funds rate decreases by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). However, this expectation may not be realized and our net interest margin could improve if inflationary pressures or other factors cause the Federal Reserve Board to raise the federal funds target rate.

Our net interest income for 2005 was $19.0 million, an increase of $2.2 million or 13.1% when compared to net interest income of $16.8 million earned during 2004. Our net interest margin, on a tax-equivalent basis, for the year-ended December 31, 2005 was 4.16% compared to 4.04% in 2004. The increased net interest margin resulted from the increase in our average earning assets. Our net interest rate spread, on a tax-equivalent basis, for 2005 was 3.77% compared to 3.79% for 2004. As a result of interest-bearing liabilities repricing faster than interest-earning assets, the spread decreased by two basis points as the change in the rates paid on interest-bearing liabilities was two basis points greater than the change in yields earned on interest-earning assets for the period.

Total interest income increased $5.9 million during 2005 compared to 2004, due to an increase of $38.0 million in average earning assets. Approximately $2.5 million in interest income can be attributed to the additional volume of earning assets in 2005 relative to 2004 while the effect of higher rates earned on interest-earning assets in 2005 relative to 2004 increased the income by approximately $3.4 million.

Total interest expense increased $3.7 million during 2005 compared to 2004, the result of increased rate and volume of average interest-bearing liabilities. Our cost of funds during 2005 was 2.45%, an increase of 83 basis points when compared to 1.62% in 2004. The volume of average interest-bearing liabilities increased $28.7 million in 2005 and as a result increased interest expense by approximately $453 thousand. The effect of higher interest rates paid on interest-bearing liabilities during 2005 resulted in increased interest expense of $3.3 million producing a total increase in interest expense of $3.7 million.

The following table presents an analysis of average interest-earning assets and interest-bearing liabilities, the interest income or expense applicable to each asset or liability category and the resulting yield or rate paid.

Average Consolidated Balances and Net Interest Income Analysis

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balances	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets:
Loans—net(1)	$404,676	7.73%	$31,277	$351,279	6.84%	$24,012	$308,207	$5.91%	18,202
Taxable securities	82,929	4.49	3,724	78,853	4.04	3,189	84,711	3.92	3,323
Nontaxable securities(2)	29,548	5.58	1,648	32,223	5.46	1,759	34,384	5.05	1,735
Other investments(3)	8,479	5.86	497	7,188	3.35	241	4,222	1.73	73

Total interest-earning assets	525,632	7.07	37,146	469,543	6.22	29,201	431,524	5.41	23,333
Cash and due from banks	17,514			21,005			24,393
Bank premises and equipment, net	20,606			17,831			14,056
Other assets	17,831			16,252			14,188

Total assets	$581,583			$524,631			$484,161

Liabilities and Shareholders’ Equity:
Interest-bearing deposits	$386,209	3.46%	$13,370	$345,690	2.21%	$7,644	$313,661	$1.36%	4,273
Short-term borrowings	15,826	4.83	765	14,598	3.21	468	15,936	1.52	243
Long-term obligations	26,223	6.69	1,754	33,460	4.60	1,539	35,495	3.96	1,405

Total interest-bearing liabilities	428,258	3.71	15,889	393,748	2.45	9,651	365,092	1.62	5,921
Non-interest-bearing deposits	92,988			93,996			85,432
Other liabilities	5,234			3,561			2,424
Shareholders’ equity	55,103			33,326			31,213

Total liabilities and shareholders’ equity	$581,583			$524,631			$484,161

Net interest income and net interest margin (FTE)(4)		4.04%	$21,257		4.16%	$19,550		4.04%	$17,412

Net interest rate spread (FTE)(5)		3.36%			3.77%			3.79%

(1)	Average loans include non accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $619 thousand, $615 thousand, and $481 thousand for 2006, 2005, and 2004, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $560 thousand, $598 thousand, and $590 thousand for the years 2006, 2005, and 2004, respectively.
(3)	Other investments include federal funds sold and interest-bearing deposits with banks and other institutions.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets, net of the allowance for loan losses.
(5)	Net interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

	2006 Compared to 2005			2005 Compared to 2004
	Volume(1)	Rate(1)	Net	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$3,889	$3,376	$7,265	$2,744	$3,066	$5,810
Taxable securities	174	361	535	(233)	99	(134)
Nontaxable securities(2)	(148)	37	(111)	(114)	138	24
Other investments	59	197	256	75	93	168

Interest income	3,974	3,971	7,945	2,472	3,396	5,868

Interest-bearing deposits	1,149	4,577	5,726	572	2,799	3,371
Short-term borrowings	49	248	297	(32)	257	225
Long-term obligations	(408)	623	215	(87)	221	134

Interest expense	790	5,448	6,238	453	3,277	3,730

Net interest income	$3,184	$(1,477)	$1,707	$2,019	$119	$2,138

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $560 thousand, $598 thousand, and $590 thousand for the years 2006, 2005, and 2004, respectively.

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2006 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2006, we had a negative one-year cumulative gap of 18.5%. We have interest-earning assets of $300.9 million maturing or repricing within one year and interest-bearing liabilities of $406.2 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2006, our savings and core time deposits of $259.1 million included savings, NOW and Money Market accounts of $114.4 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one-year period.

Rate Sensitivity Analysis as of December 31, 2006

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans—gross	$244,588	$23,733	$268,321	$149,622	$417,943
Investment securities	1,915	4,936	6,851	119,009	125,860
Federal funds sold	23,575	—	23,575	—	23,575
Interest bearing deposits	891	—	891	—	891
FHLB stock	1,229	—	1,229	—	1,229

Total earning assets	272,198	28,669	300,867	268,631	569,498

Percent of total earnings assets	47.8%	5.0%	52.8%	47.2%	100.0%
Cumulative percentage of total earning assets	47.8	52.8	52.8	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	114,378	—	114,378	—	114,378
Time deposits of $100,000 or more	49,153	85,842	134,995	21,270	156,265
Other time deposits	31,768	93,999	125,767	18,949	144,716
Short-term borrowings	28,105	3,000	31,105	—	31,105
Long-term obligations	—	—	—	10,310	10,310

Total interest-bearing liabilities	$223,404	$182,841	$406,245	$50,529	$456,774

Percent of total interest-bearing liabilities	48.9%	40.0%	88.9%	11.1%	100.0%
Cumulative percent of total interest-bearing liabilities	48.9	88.9	88.9	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities
(gap ratio)	121.8%	15.7%	74.1%	531.6%	124.7%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	121.8%	74.1%	74.1%	124.7%
Interest sensitivity gap	$48,794	$(154,172)	$(105,378)	$218,102	$112,724
Cumulative interest sensitivity gap	48,794	(105,378)	(105,378)	112,724	112,724
As a percent of total earnings assets	8.6%	(18.5%)	(18.5%)	19.8%	19.8%

As of December 31, 2006, approximately 52.8% of our interest-earning assets could be repriced within one year and approximately 86.4% of interest-earning assets could be repriced within five years. Approximately 88.9% of interest-bearing liabilities could be repriced within one year and approximately 97.7% could be repriced within five years.

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

Market Risk Analysis

	Principal Maturing in Years Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Loans, gross:
Fixed rate	$36,086	$30,869	$29,752	$28,188	$25,806	$35,006	$185,707	$178,359
Average rate (%)	7.01%	6.76%	6.86%	6.79%	7.69%	6.00%	6.82%
Variable rate	108,948	23,022	28,203	20,097	13,717	38,249	232,236	232,236
Average rate (%)	8.52	7.57	7.67	7.99	8.29	8.06	8.19

Investment securities:
Fixed rate	2,305	14,938	7,790	10,251	5,757	82,332	123,373	121,288
Average rate (%)	3.51	4.30	4.57	4.62	5.43	4.99	4.84
Variable rate	—	—	—	—	—	4,632	4,632	4,572
Average rate (%)	—	—	—	—	—	4.30	4.30

Interest-bearing deposits:
Variable rate	891	—	—	—	—	—	891	891
Average rate (%)	5.24	—	—	—	—	—	5.24
Liabilities:

Savings and interest-bearing checking:
Variable rate	114,378	—	—	—	—	—	114,378	114,378
Average rate (%)	1.59						1.59

Certificate of deposit:
Fixed rate	259,863	$32,407	$6,913	$246	$653	—	300,082	299,525
Average rate (%)	4.95	4.89%	4.02%	5.23%	5.56%	—	4.92
Variable rate	899	—	—	—	—	—	899	899
Average rate (%)	3.74						3.74
Short-term borrowings:
Fixed rate	3,000	—	—	—	—	—	3,000	2,968
Average rate (%)	3.70						3.70
Variable rate	$28,105	—	—	—	—	—	28,105	28,105
Average rate (%)	5.40%						5.40
Long-term obligations:
Variable rate	—	—	—	—	—	$10,310	$10,310	$10,310
Average rate (%)	—	—	—	—	—	8.82%	8.82%

Non-interest Income

Non-interest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of non-interest income for 2006, 2005 and 2004.

Non-interest Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$3,027	$3,323	$3,387
Other service charges and fees	1,364	1,301	1,229
Mortgage origination brokerage fees	1,013	756	464
Net gain on sale of securities	—	107	308
Impairment charge on investments	—	—	(1,388)
Income from investments in SBIC’s	375	—	—
Income from bank owned life insurance	305	255	288
Gain on proceeds of insurance settlement	—	—	396
Gain on sale of credit card portfolio	—	375	—
Other operating income	99	108	118

Total non-interest income	$6,183	$6,225	$4,802

Non-interest income decreased $42 thousand or 0.7% to $6.2 million in 2006 primarily the result of decreased service charges on deposit accounts of $296 thousand in 2006 compared 2005. We experienced a decrease in Overdraft Banking Privilege (ODP) fees of $264 thousand. Management believes that an enhancement to the Bank’s account statement information to provide customers with ODP fees paid year-to-date has altered the usage of our ODP service. We anticipate a continued decline in ODP fee income in 2007. Other service charges and fees increased $320 thousand or 15.6% principally due to an increase in mortgage origination brokerage fees of $257 thousand as the Bank continues to expand this service within our market areas. Income distributions totaling $375 thousand from investments in Small Business Investment Company (SBIC’s) received during the third and fourth quarter of 2006 contributed to non-interest income in 2006. Distributions from SBIC’s are generated whenever a company in which the SBIC has invested in is sold or otherwise successfully exits the financing provided by the SBIC. Future distributions are expected but their dollar level and frequency can not be determined by management. The income from the SBIC’s during 2006 compares equally to the gain on sale of credit card loans of $375 thousand in 2005. In 2006 there were no gains on the sale of securities while there were $107 thousand in net gains during 2005. Income from bank owned life insurance (BOLI) increased $50 thousand from $255 thousand in 2005 to $305 thousand in 2006.

Non-interest income increased $1.4 million or 29.2% to $6.2 million in 2005 compared to $4.8 million in 2004. The increase is principally due to an impairment charge of $1.4 million on $5.7 million of FHLMC and FNMA perpetual preferred stock that we recognized in 2004. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis. Unrealized gains and losses on the securities were previously recognized in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. Absent the impairment charge in 2004, non-interest income would have been substantially the same in 2005 as in 2004. Service charges on deposit accounts remained stable in 2005 relative to 2004 while other service charges and fees increased $364 thousand or 21.5% in 2005 compared to 2004. The increase in other service charges and fees over the prior-year period is principally due to increased mortgage origination brokerage fees of $292 thousand and financial services fees of $83 thousand offset by minor decreases in other fees. The increase in mortgage origination brokerage fees in 2005 resulted from increases in the number of locations and staff offering mortgage brokerage services compared to the previous year. In the fourth quarter of 2005, the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million for a premium that resulted in a gain on sale of credit card loans of $375 thousand. That gain compares to proceeds received on insurance settlements in 2004, both of which were nonrecurring. During 2005, we realized net gains on sale of securities of $107 thousand, which was $201 thousand less than we realized in 2004.

Non-interest Expense

Non-interest expense increased $1.0 million or 5.7% to $18.5 million in 2006 compared to $17.5 million in 2005 and non-interest expense increased $2.0 million or 12.9% in 2005 compared to $15.5 million in 2004. The increase in all periods is principally due to increases in salary and benefits expense. The following table presents the components of non-interest expense for 2006, 2005 and 2004.

Non-interest Expense

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Salaries	$7,509	$6,651	$5,874
Retirement and other employee benefits	2,753	2,624	2,126
Occupancy	1,621	1,559	1,301
Equipment	1,727	1,701	1,696
Professional fees	356	469	316
Supplies	341	330	329
Telephone	506	498	389
Other	3,724	3,633	3,484

Total	$18,537	$17,465	$15,515

Expenses for salaries and benefits increased 10.6%, 15.9% and 8.8% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in salary and benefit expenses is related to staff additions to accommodate our growth, additional branches and the expansion of our mortgage origination department. As of December 31, 2006, we had 195 employees and operated 20 full service banking offices and three mortgage loan origination offices.

Salary expense increased $858 thousand or 12.9% in 2006 compared to 2005 as we continued to add business development officers in some of our newer markets. Also, as a result of the adoption of SFAS No. 123R, compensation cost of $109 thousand was recognized in 2006 that previously had not required to be expensed. Employee benefits increased $129 thousand or 4.9% in 2006 over the prior year principally due to expense of $90 thousand relating to plans that are tied to BOLI, increased group insurance of $40 thousand and increased FICA tax of $39 thousand.

Occupancy expense increased $62 thousand or 4.0% in 2006. Increased property taxes, building repair and maintenance, building rentals for our mortgage brokerage services and janitorial services accounted for the increase in occupancy expense during 2006.

Professional fees, which include audit, legal and consulting fees, decreased $113 thousand or 24.1% to $356 thousand for 2006 relative to the same period in 2005. The decrease in professional fees during 2006 compared to 2005 was principally due to decreased consulting fees of $96 thousand and decreased audit and accounting fees of $57 thousand. During 2005, fees were incurred for services pertaining to strategic planning, disaster recovery/business resumption planning and independent credit review that were not incurred during 2006.

Other operating expenses increased $91 thousand or 2.5% for 2006 compared to 2005 primarily the result of increased write downs of repossessed assets in the amount $58 thousand, increased advertising costs of $43 thousand and increased recruiting expenses of $41 thousand.

Salary expense increased $777 thousand or 13.2% in 2005 over the prior year period as we continued to add business development officers in some of our newer markets and additional originators to our expanding mortgage loan brokerage service. Employee benefits increased $498 thousand or 23.4% in 2005 over the prior year principally due to increased employee incentive expense of $273 thousand, increased group insurance of $59 thousand and increased FICA tax of $53 thousand. In 2004, management reduced its annual employee incentive plan accruals by approximately $278 thousand to reflect the effect of the investment securities impairment write-down on our 2004 operating results.

Occupancy expense increased $258 thousand or 19.8% to $1.6 million in 2005 compared to $1.3 million in 2004. The largest component of the increase was building depreciation expense, which increased $184 thousand in 2005 relative to 2004. The substantial increase in depreciation expense in 2005 was primarily due to our acceleration of the remaining depreciation of approximately $162 thousand on our old Southern Shores/ Kitty Hawk office facility, which was demolished in the first quarter of 2005. We also experienced increased depreciation expense on our new corporate office in 2005. Increased property taxes, building rentals for our mortgage brokerage services and janitorial services accounted for the remaining portion of occupancy expense increase during 2005.

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

Telephone expense in 2005 compared to 2004 increased $109 thousand or 28.0% which resulted from adding high speed (T-1) communication lines to our network necessary for future implementation of a new loan and deposit platform and online teller system.

Other operating expenses increased $149 thousand or 4.3% for 2005 compared to 2004 as other outside services increased $101 thousand or 40.6% due primarily to personnel services.

Income Taxes

For the year-ended December 31, 2006, we recorded income tax expense of $2.4 million, compared to $2.1 million and $2.0 million for the year-ended December 31, 2005 and 2004, respectively. Our effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 30.2%, 30.2% and 38.2%, respectively.

Our effective tax rate for 2004 was higher due to the change in valuation allowance as a result of the $1.4 million impairment charge on investments taken at year end 2004. Due to the sale of such preferred stock during 2005, the capital losses were realized. The valuation allowance for deferred tax assets was $499 thousand for both December 31, 2006 and 2005 and $534 thousand for December 31, 2004. The valuation allowance required at December 31, 2004 was for certain unrealized capital losses related to perpetual preferred stock issued by FNMA and FHLMC. These losses are capital in character and we may not have current capital gain capacity to offset these losses. The effective tax rate in 2006 and 2005 differs from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio.

Financial Condition at December 31, 2006, 2005 and 2004

Our total assets were $624.1 million at December 31, 2006, $547.7 million at December 31, 2005 and $501.9 million at December 31, 2004. Asset growth during 2006 was funded primarily by an increase in time deposits of $51.9 million and through funds provided by our stock sale in 2006. For the years ended December 31, 2006 and 2005, we grew our loans $31.1 million and $57.3 million, respectively, due to favorable loan demand in our market areas and our ability to reach new borrowers through additional loan calling officers. For the years ended December 31, 2006 and 2005, we grew our deposits $47.0 million and $54.1 million, respectively, through marketing of core deposits and wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets.

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the relative composition of our balance sheets at December 31, 2006, 2005 and 2004.

Distribution of Assets and Liabilities

	December 31,
	2006		2005		2004
	(Dollars in thousands)
Assets:
Loan, gross	$417,943	67.0%	$386,786	70.6%	$329,530	65.6%
Investment securities	125,860	20.2	104,723	19.1	112,321	22.4
Interest-bearing deposits	891	0.1	912	0.2	910	0.2
FHLB stock	1,229	0.2	1,948	0.4	1,947	0.4
Federal funds sold	23,575	3.8	—	—	—	—

Total earning assets	569,498	91.3	494,369	90.3	444,708	88.6
Allowance for loan losses	(4,725)	(0.8)	(4,650)	(0.8)	(4,300)	(0.8)
Non-interest-bearing deposits and cash	15,591	2.5	17,927	3.3	27,353	5.4
Bank premises and equipment, net	23,042	3.7	18,859	3.4	16,939	3.4
Other assets	20,664	3.3	21,181	3.8	17,190	3.4

Total assets	$624,070	100.0%	$547,686	100.0%	$501,890	100.0%

Liabilities and Shareholders’ Equity:
Demand deposits	$96,890	15.5%	$98,890	18.1%	$86,216	17.2%
Savings, NOW and Money Market deposits	114,378	18.3	117,241	21.4	118,103	23.5
Time deposits of $100,000 or more	156,265	25.0	122,329	22.3	95,990	19.1
Other time deposits	144,716	23.2	126,748	23.1	110,824	22.1

Total deposits	512,249	82.1	465,208	84.9	411,133	81.9
Short-term borrowings	31,105	5.0	23,598	4.3	23,007	4.6
Long-term obligations	10,310	1.7	18,310	3.4	31,310	6.2
Accrued interest and other liabilities	7,613	1.2	6,005	1.1	4,363	0.9

Total liabilities	561,277	89.9	513,121	93.7	469,813	93.6
Shareholders’ equity	62,793	10.1	34,565	6.3	32,077	6.4

Total liabilities and share-holders’ equity	$624,070	100.0%	$547,686	100.0%	$501,890	100.0%

Loans

As of December 31, 2006, total loans increased to $417.9 million, up 8.0% from total loans of $386.8 million at December 31, 2005. Construction and land development loans increased from $91.3 million in 2005 to $116.3 million in 2006. The majority of this loan growth can be attributed to demand for commercial construction loans, which increased by approximately $23.4 million in 2006 compared to 2005. Although we have experienced favorable loan demand during previous quarters, we began to see some softening of loan demand in our markets during the fourth quarter of 2006.

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

At December 31, 2006, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 78.4% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $57.7 million or 17.6% of our real estate loans at December 31, 2006. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2006, our ten largest loans accounted for approximately 8.2% of our loans outstanding. As of December 31, 2006, we had outstanding loan commitments of approximately $78.0 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Real estate—construction and land development	$116,279	$91,334	$59,484	$36,564	$24,339
Real estate—commercial, residential and other(1)	211,440	198,931	180,815	146,740	113,818
Installment loans	6,109	8,518	9,996	11,569	13,705
Credit cards and overdraft plans(2)	2,167	2,630	4,989	4,535	3,970
Commercial and all other loans	81,948	85,373	74,246	82,173	72,051

Total	$417,943	$386,786	$329,530	$281,581	$227,883

(1)	The majority of the commercial real estate is owner-occupied and operated.
(2)	The Bank sold its credit card portfolio consisting of $2.7 million in outstanding balances in 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of our loans as of December 31, 2006. A significant majority of our loans maturing after one year reprice at two and three year intervals. In addition, approximately 55.6% of our loan portfolio is comprised of variable rate loans.

Loan Maturities at December 31, 2006

	1 year or less	Due after 1 year through 5 years		Due after 5 years
		Floating	Fixed	Floating	Fixed	Total
	(Dollars in thousands)
Real estate—construction and land development	$59,541	$18,122	$23,901	$10,754	$3,961	$116,279
Real estate—commercial, residential and other	45,536	54,169	64,267	25,862	21,606	211,440
Installment loans	1,317	271	4,029	—	492	6,109
Overdraft protection plans	834	441	169	158	565	2,167
Commercial and all other loans	37,806	12,036	22,249	1,475	8,382	81,948

Total	$145,034	$85,039	$114,615	$38,249	$35,006	$417,943

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

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Total loans outstanding at end of year—gross	$417,943	$386,786	$329,530	$281,581	$227,883

Average loans outstanding—gross	$409,565	$355,755	$312,082	$254,830	$205,272

Allowance for loan losses at beginning of year	$4,650	$4,300	$3,550	$3,150	$2,850

Loan charged off:
Real estate	—	12	6	—	—
Installment loans	68	45	103	200	134
Credit cards and related plans	—	31	38	39	123
Commercial and all other loans	59	218	34	111	188

Total charge-offs	127	306	181	350	445

Recoveries of loans previously charged off:
Real estate	7	—	—	14	1
Installment loans	16	16	50	43	21
Credit cards and related plans	3	18	15	18	24
Commercial and all other loans	65	1	62	37	59

Total recoveries	91	35	127	112	105

Net charge-offs	36	271	54	238	340
Provision for loan losses	351	757	804	638	640
Adjustment for loans sold (1)	—	(136)	—	—	—
Adjustment for unfunded loans (2)	(240)	—	—	—	—

Allowance for loan losses at end of year	$4,725	$4,650	$4,300	$3,550	$3,150

Ratios:
Net charge-offs during year to average loans outstanding	0.01%	0.08%	0.02%	0.09%	0.17%
Allowance for loan losses to loans at year end	1.13	1.20	1.30	1.26	1.38
Allowance for loan losses to nonperforming loans	2,568	7,154	4,175	1,868	765

(1)	During 2005 the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million. Prior to the sale, the Bank had reserved 5% of the outstanding balances in the allowance for loan losses. The allowance was reduced by $136 thousand when the credit card portfolio was sold.
(2)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.

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

Net charge-offs of $36 thousand in 2006 decreased $235 thousand from 2005 and decreased $18 thousand when compared to 2004. Asset quality remains a top priority and our loan portfolio continues to be in excellent shape. For the year, net loan charge-offs were 0.01% of average loans and non-performing loans represent only 0.04% of total loans at December 31, 2006. We believe these loan portfolio quality statistics will keep us above our peer averages.

As noted in the above table, we had $240 thousand reserved for unfunded loan commitments which was included in the allowance for loan losses. During 2006 we reclassified the $240 thousand from the allowance to other liabilities resulting in a decrease to allowance for loan losses to loans at period end from 1.20% at December 31, 2005 to 1.13% at December 31, 2006.

Allocation of the Allowance for Loan Losses

At December 31, 2006, the allocated portion of the allowance for loan losses assigned to real estate loans increased $338 thousand or 10.3% compared to the portion of the allowance for loan losses allocated to real estate loans at December 31, 2005. The shift in allocation is primarily the result of loan volume growth of real estate loans and risk grades assigned to individual loans during our assessment of credit quality during 2006.

Our unallocated portion of the allowance for loan losses decreased $105 thousand or 73.9% as the result of our evaluation of various conditions that are not directly measured by any other component of the reserve and that are not tied to particular categories of or individual loans. One element of this evaluation is the seasoning of the loan portfolio.

The following table sets forth the allocation of allowance for loan losses and percent of our total loans represented by the loans in each loan category for each of the years presented.

Allocation of the Allowance for Loan Losses

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate	$3,630	78.4%	$3,292	75.0%	$2,734	72.9%	$2,487	65.1%	$1,815	60.7%
Installment loans	233	1.5	122	2.2	134	3.0	82	4.1	128	6.0
Credit cards and related plans	8	0.5	21	0.7	165	1.5	162	1.6	137	1.7
Commercial and all other loans	817	19.6	1,073	22.1	1,196	22.6	777	29.2	818	31.6

Total allocated	4,688	100.0%	4,508	100.0%	4,229	100.0%	3,508	100.0%	2,898	100.0%
Unallocated	37		142		71		42		252

Total	$4,725		$4,650		$4,300		$3,550		$3,150

Nonperforming Assets and Past Due Loans

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans	$130	$—	$66	$147	$351
Loans past due 90 days or more days still accruing	—	—	—	—	—
Restructured loans	54	65	37	43	61
Repossessions	240	—	—	230	—
Foreclosed properties	—	—	35	24	26

Total	$424	$65	$138	$444	$438

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

At December 31, 2006 and 2005, nonperforming assets were approximately 0.1% and 0.02%, respectively, of the loans outstanding at such dates. The impact of our non-accrual loans at December 31, 2006, on our interest income for the year then ended was not material.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We also have contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments. The following tables set forth our commercial commitments and contractual payment obligations as of December 31, 2006.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$78,022	$56,916	$581	$2,662	$17,863
Standby letters of credit	2,516	2,516	—	—	—

Total commercial commitments	$80,538	$59,432	$581	$2,662	$17,863

	Amount of Payments Due per Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Long-term obligations	$10,310	$—	$—	$—	$10,310
Short-term borrowings	31,105	31,105	—	—	—
Operating leases	2,985	543	652	370	1,420
Deposits	512,249	472,030	39,320	899	—

Total contractual obligations	$556,649	$503,678	$39,972	$1,269	$11,730

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

Our investment securities totaled $125.9 million at December 31, 2006, $104.7 million at December 31, 2005 and $112.3 million at December 31, 2004. The increase in investment securities of $21.1 million or 20.2% in 2006 is principally due to a $25.0 million “prefund” strategy implemented early in the fourth quarter of 2006. We preinvested future cash flows with short-term borrowing in order to capture currently available high yields versus waiting for cash roll off later that may have to be reinvested at lower rates. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, we have historically used proceeds from investment maturities and calls to originate loans, which lead to a reduction in the level of investment securities at December 31, 2005 which was $7.6 million lower than the fair value of our investment portfolio at December 31, 2004. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2006	Percentage	2005	Percentage	2004	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$36,760	29.2%	$23,265	22.2%	$10,963	9.8%
Collaterized mortgage obligations	21,221	16.9	16,969	16.2	20,980	18.7
Corporate notes	3,046	2.4	—	—	—	—
Mortgage-backed securities	32,223	25.6	35,737	34.1	45,068	40.1
Tax-exempt municipal securities	32,610	25.9	28,752	27.5	31,033	27.6
Preferred stock	—	—	—	—	4,277	3.8

Total investments	$125,860	100.0%	$104,723	100.0%	$112,321	100.0%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2006.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Total/ Yield
	(Dollars in thousands)
Available-for-sale:
Government-sponsored enterprises and FFCB bonds	$—	$1,973	$25,337	$5,425	$4,025	$36,760
	—	2.98%	4.42%	5.25%	5.92%	4.63%
Collaterized mortgage obligations(1)	—	—	17,221	4,000	—	21,221
	—	—	4.20	5.45	—	4.43
Corporate notes	—	—	—	3,046	—	3,046
	—	—	—	5.55	—	5.55
Mortgage-backed securities(1)	—	—	27,666	4,557	—	32,223
	—	—	4.42	4.60	—	4.44
Tax-exempt municipal securities(2)	205	1,681	9,077	12,815	8,832	32,610
	6.94	4.94	5.56	5.48	6.03	5.63

Total investments	$205	$3,654	$79,301	$29,843	$12,857	$125,860

	6.94%	3.86%	4.50%	5.30%	5.99%	4.82%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $560 thousand, $598 thousand, and $590 thousand for the years 2006, 2005, and 2004, respectively.

The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2006, the market value of the investment portfolio was approximately $2.1 million below its book value, which is primarily the result of higher market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of December 31, 2006, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of December 31, 2006 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$30,078	$29,098
Federal Home Loan Mortgage Corporation	21,204	20,744
Federal Home Loan Banks	30,210	29,919

At December 31, 2006, we held $7.7 million in bank owned life insurance, compared to $7.4 million at December 31, 2005, respectively.

Deposits

Deposits increased to $512.2 million, up 10.1% as of December 31, 2006 compared to deposits of $465.2 million at December 31, 2005. Non-interest-bearing deposits decreased $2.0 million from year-end 2005 to year-end 2006, while total interest-bearing deposits increased $49.0 million over the same period. The most significant increases in deposits are attributed to time deposits, including wholesale time deposits, with a $33.9 million increase in time deposits of $100,000 or more and a $18.0 million increase in other time deposits. We believe that we can improve our core deposit funding by improving our branch network and providing more convenient opportunities for customers to bank with us. For this reason, we will be adding two additional branches in Greenville, NC and converting an existing loan production office in Ocean Isle Beach, NC to a full-service branch in 2007. We anticipate that our deposits will continue to increase throughout 2007.

Total deposits at December 31, 2005 increased $54.1 million or 13.2% compared to total deposits of $411.1 million at December 31, 2004. Non interest-bearing deposits increased $12.7 million from year-end 2004 to year-end 2005, while total interest-bearing deposits increased $41.4 million over the same period. Time deposits increased $42.3 million during 2005 of which $26.3 million was attributable to increases in time deposits of $100,000 or more.

The average balance of deposits and interest rates thereon for the years ended December 31, 2006, 2005, and 2004 are summarized below.

Average Deposits

	Year ended December 31,
	2006		2005		2004
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$92,830	1.35%	$91,453	0.59%	$91,404	0.41%
Savings deposits	21,708	0.50	23,168	0.50	22,500	0.50
Time deposits	271,671	4.42	231,069	3.03	199,757	1.90

Total interest-bearing deposits	386,209	3.46	345,690	2.21	313,661	1.36
Non-interest-bearing deposits	92,988		93,996		85,432

Total deposits	$479,197	2.79%	$439,686	1.74%	$399,093	1.07%

Over the past three years, our average non-interest-bearing deposits have been approximately 20% of our average total deposits. Owing to our loan growth, during 2006 we continued to look to the wholesale funds market to augment our core funding. As part of our liquidity and funding strategy, we replaced a portion of deposits of local municipalities, which require us to pledge qualifying investment securities as collateral, with wholesale funds. We subscribe to an Internet bulletin board service to advertise our deposit rates. We generated approximately $20.5 million in certificates of deposit through that service in 2006. At year-end 2006 and 2005, we had approximately $67.0 million and $73.0 million, respectively, in these types of deposits, most of which have a maturity of two years or less and carried an interest rate slightly higher than the rates we pay for deposits in our local markets. We also used a brokerage firm in 2006 to obtain an additional $11.1 million in certificates of deposit.

As of December 31, 2006, we held approximately $122.2 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $34.1 million of wholesale deposits of $100,000 or more. Non-brokered time deposits less than $100,000 were approximately $111.8 million at December 31, 2006. The following table is a maturity schedule of our time deposits as of December 31, 2006.

Time Deposit Maturity Schedule

	3 months or less	4-6 months	7-12 months	Over 12 months	Total
	(Dollars in thousands)
Commercial Commitments
Non-wholesale time certificates of deposit of $100,000 or more	$48,231	$26,217	$39,448	$8,275	$122,171
Non-wholesale time certificates of deposit less than $100,000	28,914	26,971	41,140	14,791	111,816
Wholesale time certificates of deposit of $100,000 or more	923	7,467	12,709	12,995	34,094
Wholesale time certificates of deposit less than $100,000	2,852	7,932	17,958	4,158	32,900

Total time deposits	$80,920	$68,587	$111,255	$40,219	$300,981

Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $31.1 million on December 31, 2006, compared to $23.6 million on December 31, 2005, an increase of $7.5 million. Federal Funds purchased decreased $2.5 million, while repurchase agreements increased $18.5 million and sweep accounts increased $1.5 million from December 31, 2005 to December 31, 2006. The increase in repurchase agreements was the result of a prefund strategy implemented during the fourth quarter of 2006 to purchase investment securities. Short-term FHLB advances decreased $10.0 million as we repaid $13.0 million in advances during 2006 and reclassified a $3.0 million advance maturing in 2007 from long-term to short-term obligations at year-end 2006.

Long-term obligations consist of advances from FHLB with maturities greater than one year and $10.3 million in junior subordinated debentures related to trust preferred securities issued during 2002 as discussed below. Our long-term obligations decreased by $8.0 million from $18.3 million on December 31, 2005 to $10.3 million on December 31, 2006 as a result of the FHLB calling a convertible advance of $5.0 million in July of 2006 and $3.0 million maturing in 2007 which were reclassified from long-term to short-term obligations at year-end 2006.

On June 26, 2002, we completed a private issuance of $10.0 million in trust preferred securities as part of a pooled resecuritization transaction with several other financial institutions. The trust preferred securities bear interest at a floating rate of 3.45% over the three-month LIBOR rate, payable quarterly.

Subsequent Event

Subsequent to year end, management notified the Federal Reserve Bank of Richmond of its intent to redeem all of its trust preferred securities ($10.3 million) originally issued June 26, 2002. After a successful issuance of additional shares of common stock in March of 2006, management views the Company as being well capitalized without trust preferred securities. Management has evaluated the interest cost associated with trust preferred securities and concluded that redemption of the securities would improve the company’s net interest margin and profitability.

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

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $124.8 million, $109.5 million and $100.4 million of advances from the FHLB at December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, we had outstanding FHLB advances totaling $3.0 million compared to $21.0 million and $24.0 million at December 31, 2005 and 2004, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2006, we owned 12,293 shares of the FHLB’s $100 par value capital stock, compared to 19,477 and 19,465 shares at December 31, 2005 and 2004, respectively. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $27.0 million available to us at December 31, 2006 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2006, we did not have any borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2006, we had $1.0 million in loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

Shareholders’ equity increased by approximately $28.2 million to $62.8 million at December 31, 2006 from $34.6 million at December 31, 2005. We sold an additional 862,500 shares of common stock in March 2006 for gross proceeds of $26.5 million. We experienced net income in 2006 of $5.6 million and recognized stock compensation of $242 thousand on restricted stock awards and stock options. We had a decrease in net unrealized losses on available-for-sale securities of $133 thousand and we declared cash dividends of $2.0 million or $0.68 per share during 2006. The adoption of SFAS No. 158 required us to record a decrease to accumulated other comprehensive income of $20 thousand.

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

The following table presents information concerning capital required of us and our actual capital ratios.

	To be well capitalized under prompt corrective action provisions		Minimum required for capital adequacy purposes		Our Ratio	Bank’s Ratio
	Ratio		Ratio
As of December 31, 2006:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	12.05%	8.81%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	15.08	11.04
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	16.04	12.00
As of December 31, 2005:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.43%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	10.32	10.28
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	11.36	11.32

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

Recent Accounting Pronouncements

Please refer to Note (S) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

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

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Summary of Operations

Income Statement Data:
Interest income	$9,993	$9,367	$8,929	$8,297	$7,989	$7,532	$6,841	$6,241
Interest expense	4,830	3,962	3,667	3,430	3,003	2,565	2,216	1,867
Net interest income	5,163	5,405	5,262	4,867	4,986	4,967	4,625	4,374
Provision for loan losses	(99)	50	200	200	417	150	90	100
Net interest income after provision	5,262	5,355	5,062	4,667	4,569	4,817	4,535	4,274
Non-interest income	1,566	1,753	1,549	1,315	1,862	1,537	1,618	1,207
Non-interest expense	5,038	4,591	4,506	4,402	4,576	4,355	4,369	4,166
Income before income taxes	1,790	2,517	2,105	1,580	1,855	1,999	1,784	1,315
Income taxes	416	822	690	482	587	632	519	363
Net income	1,374	1,695	1,415	1,098	1,268	1,367	1,265	952

Per Share Data and Shares Outstanding:
Net income - basic	$0.48	$0.59	$0.49	$0.51	$0.63	$0.68	$0.63	$0.47
Net income - diluted	0.47	0.58	0.49	0.51	0.62	0.67	0.62	0.47
Cash dividends	0.17	0.17	0.17	0.17	0.16	0.16	0.16	0.16
Book value at period end	21.64	21.28	20.45	20.43	16.94	16.86	16.49	15.66
Shares outstanding at period end	2,902,242	2,902,242	2,902,242	2,902,542	2,040,042	2,040,042	2,040,042	2,038,242

Balance Sheet Data:
Total assets	$624,070	$599,534	$579,137	$581,771	$547,686	$542,782	$541,136	$516,335
Investments	125,860	114,449	104,672	104,241	104,723	113,285	104,448	109,093
Loans	417,943	422,975	413,432	394,986	386,786	370,875	361,665	336,429
Interest-earning assets	569,498	547,431	520,851	526,576	494,369	486,108	478,770	447,605
Deposits	512,249	474,232	478,254	482,487	465,208	457,059	455,622	420,959
Long-term obligations	10,310	10,310	18,310	18,310	18,310	18,310	31,310	31,310
Shareholders’ equity	62,793	61,773	59,340	59,286	34,565	34,395	33,637	31,919

Selected Performance Ratios:
Rate of return (annualized) on:
Total assets	0.89%	1.16%	0.99%	0.79%	0.93%	1.02%	0.98%	0.76%
Shareholders’ equity	8.83	11.16	9.54	11.51	14.72	16.18	15.50	11.77
Dividend payout ratio	35.42	28.81	34.69	33.33	25.40	23.53	25.40	34.04

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ECB Bancorp, Inc.

Engelhard, North Carolina

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of ECB Bancorp, Inc. and subsidiary for the year ended December 31, 2004 were audited by other auditors whose report dated March 22, 2005 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 ECB Bancorp, Inc. adopted the provisions of Statement Financial Accounting Standards No. 123(R), Share-based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of ECB Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed an unqualified opinion there on.

Greenville, North Carolina

March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

ECB Bancorp, Inc.:

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of ECB Bancorp, Inc. and subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ECB Bancorp, Inc. and subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Raleigh, North Carolina

March 22, 2005

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share data)

	2006	2005
ASSETS
Non-interest bearing deposits and cash	$15,591	$17,927
Interest-bearing deposits	891	912
Overnight investments	23,575	—

Total cash and cash equivalents	40,057	18,839

Investment securities available-for-sale, at fair value (cost of $ 128,005 and $107,084 at December 31, 2006 and 2005, respectively)	125,860	104,723
Loans	417,943	386,786
Allowance for loan losses	(4,725)	(4,650)

Loans, net	413,218	382,136

Real estate and repossessions acquired in settlement of loans, net	240	—
Federal Home Loan Bank common stock, at cost	1,229	1,948
Bank premises and equipment, net	23,042	18,859
Accrued interest receivable	4,619	3,562
Bank owned life insurance	7,741	7,436
Other assets	8,064	10,183

Total	$624,070	$547,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand, non-interest-bearing	$96,890	$98,890
Demand, interest-bearing	94,569	94,423
Savings	19,809	22,818
Time	300,981	249,077

Total deposits	512,249	465,208

Accrued interest payable	2,363	1,524
Short-term borrowings	31,105	23,598
Long-term obligations	10,310	18,310
Other liabilities	5,250	4,481

Total liabilities	561,277	513,121

SHAREHOLDERS’ EQUITY
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,902,242 and 2,040,042 in 2006 and 2005, respectively	10,119	7,140
Capital surplus	26,680	5,408
Retained earnings	27,333	23,724
Deferred compensation—restricted stock	—	(255)
Accumulated other comprehensive loss	(1,339)	(1,452)

Total shareholders’ equity	62,793	34,565

Total	$624,070	$547,686

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$31,277	$24,012	$18,202
Interest on investment securities:
Interest exempt from federal income taxes	1,088	1,135	1,081
Taxable interest income	3,598	3,104	3,252
Dividend income	—	37	91
FHLB stock dividends	126	74	44
Other interest	497	241	73

Total interest income	36,586	28,603	22,743

INTEREST EXPENSE
Deposits
Demand accounts	1,254	536	374
Savings	109	116	113
Time	12,007	6,992	3,786
Short-term borrowings	765	468	243
Long-term obligations	1,754	1,539	1,405

Total interest expense	15,889	9,651	5,921

Net interest income	20,697	18,952	16,822
Provision for loan losses	351	757	804

Net interest income after provision for loan losses	20,346	18,195	16,018

NON-INTEREST INCOME
Service charges on deposit accounts	3,027	3,323	3,387
Other service charges and fees	1,364	1,301	1,229
Mortgage origination brokerage fees	1,013	756	464
Net gain on sale of securities	—	107	308
Impairment charge on investments	—	—	(1,388)
Income from investments in SBIC’s	375	—	—
Income from bank owned life insurance	305	255	288
Gain on proceeds of insurance settlement	—	—	396
Gain on sale of credit card portfolio	—	375	—
Other operating income	99	108	118

Total non-interest income	6,183	6,225	4,802

NON-INTEREST EXPENSE
Salaries	7,509	6,651	5,874
Retirement and other employee benefits	2,753	2,624	2,126
Occupancy	1,621	1,559	1,301
Equipment	1,727	1,701	1,696
Professional fees	356	469	316
Supplies	341	330	329
Telephone	506	498	389
Other operating expenses	3,724	3,633	3,484

Total non-interest expense	18,537	17,465	15,515

Income before income taxes	7,992	6,955	5,305
Income taxes	2,410	2,102	2,025

Net income	$5,582	$4,853	$3,280

Net income per share—basic	$2.07	$2.41	$1.63

Net income per share—diluted	$2.05	$2.37	$1.60

Weighted average shares outstanding—basic	2,700,663	2,014,879	2,016,680

Weighted average dilutive shares outstanding—diluted	2,724,717	2,046,129	2,044,201

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share data)

	Common stock		Capital surplus	Retained earnings	Deferred compensation – restricted stock	Accumulated Other comprehensive income (loss)	Comprehensive income	Total
	Number	Amount
BALANCE—December 31, 2003	2,037,929	$7,133	$5,360	$18,058	$(150)	$241		$30,642
Unrealized losses, net of income tax benefit of $ 331	—	—	—	—	—	(528)	$(528)	(528)
Net income	—	—	—	3,280	—	—	3,280	3,280

Total comprehensive income							$2,752

Deferred compensation—restricted stock issuance	8,913	31	223	—	(254)	—		—
Recognition of deferred compensation —restricted stock	—	—	—	—	98	—		98
Repurchase of common stock	(8,600)	(30)	(223)	—	—	—		(253)
Cash dividends ($.57 per share)	—	—	—	(1,162)	—	—		(1,162)

BALANCE—December 31, 2004	2,038,242	7,134	5,360	20,176	(306)	(287)		32,077
Unrealized losses, net of income tax benefit of $ 730	—	—	—	—	—	(1,165)	$(1,165)	(1,165)
Net income	—	—	—	4,853	—	—	4,853	4,853

Total comprehensive income							$3,688

Deferred compensation—restricted stock issuance	1,800	6	48	—	(54)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	105	—		105
Cash dividends ($.64 per share)	—	—	—	(1,305)	—	—		(1,305)

BALANCE—December 31, 2005	2,040,042	7,140	5,408	23,724	(255)	(1,452)		34,565
Unrealized gains, net of income tax expense of $ 83	—	—	—	—	—	133	$133	133
Net income	—	—	—	5,582	—	—	5,582	5,582

Total comprehensive income							$5,715

Issuance of common stock	862,500	3,019	23,503	—	—	—		26,522
Expenses related to issuance of common stock	—	—	(2,258)	—	—	—		(2,258)
Stock based compensation	(300)	18	224	—	—	—		242
Reclass of deferred restricted stock compensation due to adoption of
SFAS No. 123R	—	(58)	(197)	—	255	—		—
Cash dividends ($ .68 per share)	—	—	—	(1,973)	—	—		(1,973)
Adjustment to initially apply
SFAS No. 158, net of income tax benefit of $ 13	—	—	—	—	—	(20)		(20)

BALANCE—December 31, 2006	2,902,242	$10,119	$26,680	$27,333	$—	$(1,339)		$62,793

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,582	$4,853	$3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,212	1,271	994
Amortization of premium on investment securities, net	105	233	345
Provision for loan losses	351	757	804
Deferred income taxes	(136)	721	(326)
Net charge-offs on loans	(36)	(271)	(54)
Gain on sale of securities	—	(107)	(308)
Gain on sale of credit card portfolio	—	(375)	—
Impairment charge on investments	—	—	1,388
Stock based compensation	242	105	98
(Gain) loss on sale of real estate acquired in settlement of loans	—	(18)	61
Write-down on repossessed loan collateral	75	—	—
(Gain) loss on disposal of premises and equipment	—	(3)	16
Increase in accrued interest receivable	(1,057)	(803)	(135)
Income from Bank owned life insurance	(305)	(255)	(288)
(Increase) decrease in other assets	2,183	(3,199)	(1,507)
Increase in accrued interest payable	839	554	276
Increase in other liabilities	331	1,782	603

Net cash provided by operating activities	9,386	5,245	5,247

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities classified as available-for-sale	—	9,159	23,115
Proceeds from maturities of investment securities classified as available-for-sale	11,514	11,776	23,634
Purchases of investment securities classified as available-for-sale	(32,540)	(15,357)	(59,533)
Redemption (purchase) of Federal Home Loan Bank common stock	719	(1)	(846)
Proceeds from disposal of premises and equipment	—	3	—
Purchases of premises and equipment	(5,395)	(3,192)	(6,069)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	—	101	158
Proceeds from sale of credit card portfolio	—	2,727	—
Purchase of life insurance	—	(490)	(405)
Net loan originations	(31,472)	(59,792)	(47,949)

Net cash used in investing activities	(57,174)	(55,066)	(67,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,041	54,075	58,199
Net increase (decrease) in borrowings	(493)	(12,409)	6,707
Dividends paid	(1,806)	(1,269)	(1,126)
Repurchase of common stock	—	—	(253)
Net proceeds from issuance of common stock	24,264	—	—

Net cash provided by financing activities	69,006	40,397	63,527

Increase (decrease) in cash and cash equivalents	21,218	(9,424)	879
Cash and cash equivalents at beginning of year	18,839	28,263	27,384

Cash and cash equivalents at end of year	$40,057	$18,839	$28,263

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	$133	$(1,165)	$(528)

Unfunded portion of postretirement plan, net of deferred taxes	$(20)	$—	$—

Cash dividends declared but not paid	$493	$326	$290

Debt transferred from long-term to short-term	$—	$13,000	$—

Reserve transferred from allowance for loan losses to other liabilities	$240	$—	$—

Transfer from loans to repossessions and real estate acquired in settlement of loans	$315	$40	$35

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,050	$9,097	$5,644

Taxes paid	$1,426	$2,936	$1,732

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)    Consolidation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (Bancorp) and its wholly owned subsidiary, The East Carolina Bank (the Bank) (collectively referred to hereafter as the Company). The Bank has two wholly owned subsidiaries, ECB Realty, Inc. and ECB Financial Services, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of the deferred tax asset.

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

(E)    Investment Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(F)    Loans

Loans are generally stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Interest on loans is recorded based on the principal amount outstanding. The Company ceases accruing interest on loans (including impaired loans) when, in management’s judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw $124.8 million and $109.5 million of advances from the FHLB at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company had outstanding advances totaling $3.0 million and $21.0 million, respectively, from the FHLB.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2006 and 2005, the Company owned 12,293 and 19,477 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

(J)    Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets which range from 25 to 50 years for bank premises and 3 to 10 years for furniture and equipment.

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

The trust preferred securities were issued by a wholly owned finance subsidiary of Bancorp, ECB Statutory Trust I (the Trust), and Bancorp has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of trust preferred securities were invested in debentures issued by Bancorp and that investment became the sole asset of the trust. Bancorp may redeem the trust preferred securities in whole or in part on or after June 26, 2007. The trust preferred securities mature on June 26, 2032.

In 2004, the Company adopted FASBI 46-R, which resulted in the assets and liabilities, as well as the related income and expenses of the Trust, being excluded from the Company’s consolidated financial statements, However, the subordinated debentures issued by the Company and purchased by the Trust remain on the consolidated balance sheet. In addition, the related interest expense continues to be included in the consolidated income statement. For regulatory capital purposes, these Trust Securities qualify as a component of Tier 1 Capital.

(M)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and gives current recognition to changes in tax rates and laws.

(N)    Advertising Costs

Advertising costs are expensed as incurred.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(O)    Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

If the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows (dollars in thousands, except per share data):

	Years Ended December 31,
	2006	2005
Net income, as reported	$4,853	$3,280
Total stock-based employee compensation expense included in net income	105	98
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all awards, net of related tax effects	(137)	(105)

Proforma net income	$4,821	$3,273

Earnings per share:
Basic—as reported	$2.41	$1.63

Basic—proforma	$2.39	$1.62

Diluted—as reported	$2.37	$1.60

Diluted—proforma	$2.36	$1.60

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(P)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of basic net income per share, unvested restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Diluted weighted-average shares outstanding increased by 16 thousand, 16 thousand and 13 thousand shares for 2006, 2005 and 2004, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted- average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. During 2006, 2005 and 2004, diluted weighted-average shares outstanding increased by 8 thousand, 15 thousand and 14 thousand, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (amounts in thousands, except per share data).

	Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$5,582	2,701	$2.07

Effect of dilutive securities	—	24

Diluted net income per share	$5,582	2,725	$2.05

At December 31, 2006, there were no options outstanding with an exercise price above the market value of the Company’s stock at that date.

	Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$4,853	2,015	$2.41

Effect of dilutive securities	—	31

Diluted net income per share	$4,853	2,046	$2.37

	Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,280	2,017	$1.63

Effect of dilutive securities	—	27

Diluted net income per share	$3,280	2,044	$1.60

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(Q)    Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of other comprehensive income included in comprehensive income for the periods presented are as follows:

	2006	2005	2004
Unrealized gains (losses) arising during the period	$216	$(1,788)	$(551)
Tax benefit (expense)	(83)	689	212
Reclassification to realized gains	—	(107)	(308)
Tax expense	—	41	119

Other comprehensive income (loss)	$133	$(1,165)	$(528)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (amounts in thousands, except per share data).

	Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$5,582	2,701	$2.07

Effect of dilutive securities	—	24

Diluted net income per share	$5,582	2,725	$2.05

At December 31, 2006, there were no options outstanding with an exercise price above the market value of the Company’s stock at that date.

	Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$4,853	2,015	$2.41

Effect of dilutive securities	—	31

Diluted net income per share	$4,853	2,046	$2.37

	Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,280	2,017	$1.63

Effect of dilutive securities	—	27

Diluted net income per share	$3,280	2,044	$1.60

(R)    Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(S)    New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and is currently analyzing the effects of the interpretation on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. See note 8.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of the adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB 108 now requires that companies view

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted SAB 108 effective for the year ended December 31, 2006 with no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$37,142	$16	$(398)	$36,760
Obligations of states and political subdivisions	32,919	133	(442)	32,610
Mortgage-backed securities	54,914	1	(1,471)	53,444
Corporate Bonds	3,030	16	—	3,046

	$128,005	$166	$(2,311)	$125,860

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$23,617	$—	$(352)	$23,265
Obligations of states and political subdivisions	29,086	162	(496)	28,752
Mortgage-backed securities	54,381	2	(1,677)	52,706

	$107,084	$164	$(2,525)	$104,723

Gross realized gains and losses on sales of securities for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in thousands):

	2006	2005	2004
Gross realized gains	$—	$122	$358
Gross realized losses	—	(15)	(50)

Net realized gains	$—	$107	$308

Impairment of Certain Investments in Debt and Equity Securities. The following tables set forth the amount of unrealized losses at December 31, 2006 and 2005 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The tables are segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer (dollars in thousands).

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

December 31, 2006

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprisesand FFCB bonds	$7,448	$62	$22,357	$336	$29,805	$398
Obligations of states and political subdivisions	3,913	53	13,868	389	17,781	442
Mortgage-backed securities	7,889	39	44,368	1,432	52,257	1,471

Total	$19,250	$154	$80,593	$2,157	$99,843	$2,311

December 31, 2005
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$16,929	$195	$6,336	$157	$23,265	$352
Obligations of states and political subdivisions	6,941	92	9,618	404	16,559	496
Mortgage-backed securities	12,507	180	39,944	1,497	52,451	1,677

Total	$36,377	$467	$55,898	$2,058	$92,275	$2,525

As of December 31, 2006 and 2005, management has concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover their cost. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2006 by remaining contractual maturity are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:
Due in one year or less	$2,000	$1,973
Due in one through five years	25,633	25,337
Due in five through ten years	5,435	5,425
Due after ten years	4,074	4,025
Obligations of states and political subdivisions:
Due in one year or less	305	306
Due in one through five years	8,977	8,961
Due in five through ten years	10,461	10,251
Due after ten years	13,176	13,092
Mortgage-backed securities:
Due in one through five years	4,126	3,969
Due in five through ten years	3,933	3,767
Due after ten years	46,855	45,708
Corporate Bonds:
Due in five through ten years	3,030	3,046

Total securities	$128,005	$125,860

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

Securities with an amortized cost of $113.2 million at December 31, 2006 are pledged as collateral. Of this total, $12.4 million are pledged as collateral for FHLB advances.

(3)    LOANS

Loans at December 31, 2006 and 2005 classified by type are as follows (dollars in thousands):

	2006	2005
Real estate loans:
Construction and land development	$116,500	$91,334
Secured by farmland	31,236	23,608
Secured by residential properties	57,747	53,129
Secured by nonfarm, nonresidential properties	122,779	122,865
Consumer installment	6,070	8,518
Credit cards and related plans	2,167	2,630
Commercial and all other loans:
Commercial and industrial	45,329	48,795
Loans to finance agricultural production	19,211	16,411
All other loans	17,426	20,167

	418,465	387,457
Less deferred fees and costs, net	522	671

	$417,943	$386,786

Included in the above:
Nonaccrual loans	$130	$—
Restructured loans	54	65

At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $86 thousand. The average recorded investment in impaired loans during the year ended December 31, 2006 was $87 thousand. For the year ended December 31, 2006, the Company recognized approximately $4 thousand of interest income on impaired loans.

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

At December 31, 2006 and 2005, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $57.3 million and $53.1 million, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

Loans of approximately $25.0 million at December 31, 2006 are pledged as eligible collateral for FHLB advances.

(4)    ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 follows (dollars in thousands):

	December 31,
	2006	2005	2004
Beginning balance	$4,650	$4,300	$3,550
Provision for loan losses	351	757	804
Recoveries	91	35	127
Loans charged off	(127)	(306)	(181)
Adjustment for loans sold (1)	—	(136)	—
Adjustment for unfunded loans (2)	(240)	—	—

Ending balance	$4,725	$4,650	$4,300

(1)	During 2005 the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million. Prior to the sale, the Bank had reserved 5% of the outstanding balances in the allowance for loan losses. The allowance was reduced by $136 thousand when the credit card portfolio was sold.
(2)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan loss reserve.

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2006 and 2005 are as follows (dollars in thousands):

	Cost	Accumulated Depreciation	Undepreciated Cost
December 31, 2006:
Land	$8,792	$—	$8,792
Land improvements	213	195	18
Buildings	14,797	3,184	11,613
Furniture and equipment	7,074	5,008	2,066
Construction in progress	553	—	553

Total	$31,429	$8,387	$23,042

December 31, 2005:
Land	$5,427	$—	$5,427
Land improvements	258	222	36
Buildings	13,252	3,214	10,038
Furniture and equipment	7,057	5,088	1,969
Construction in progress	1,389	—	1,389

Total	$27,383	$8,524	$18,859

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(6)    INCOME TAXES

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Current	Deferred	Total
Year ended December 31, 2006:
Federal	$2,133	$(167)	$1,996
State	413	31	444

	$2,546	$(136)	$2,410

Year ended December 31, 2005:
Federal	$1,153	$539	$1,692
State	228	182	410

	$1,381	$721	$2,102

Year ended December 31, 2004:
Federal	$1,926	$(264)	$1,662
State	425	(62)	363

	$2,351	$(326)	$2,025

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows (dollars in thousands):

	Years ended December 31,
	2006	2005	2004
Income taxes at statutory rate	$2,717	$2,365	$1,804
Increase (decrease) resulting from:
Effect of non-taxable interest income	(493)	(383)	(396)
Increase (decrease) in valuation allowance	—	(35)	534
Bank owned life insurance	(104)	(87)	(98)
State taxes, net of federal benefit	280	271	178
Other, net	10	(29)	3

Applicable income taxes	$2,410	$2,102	$2,025

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (dollars in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,643	$1,793
Unrealized loss associated with FNMA and FHLMC preferred stock	501	501
Postretirement benefits	264	242
Unrealized losses on securities available for sale	826	909
Unfunded postretirement benefits	13	—
Other	852	734

Total gross deferred tax assets	$4,099	$4,179
Valuation allowance	(501)	(501)

Total net deferred tax assets	3,598	3,678

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	1,506	1,718
Other	362	296

Total gross deferred tax liabilities	1,868	2,014

Net deferred tax asset	$1,730	$1,664

The valuation allowance for deferred tax assets was $501 thousand at December 31, 2006 and 2005. The valuation allowance required at December 31, 2006 and 2005 was for certain unrealized capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them. Currently, the Company does not have capital gains and there are no plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset. Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2006 and 2005 are summarized as follows (dollars in thousands):

	2006	WAR	2005	WAR
Sweep accounts	$3,599	5.34%	$2,098	2.19%
Advances from FHLB	3,000	3.70	13,000	3.82
Federal funds purchased	—	—	2,475	4.74
Repurchase agreements	24,506	5.43	6,025	4.6

Total short-term borrowings	31,105	5.26	23,598	3.97

Junior subordinated debentures	10,310	8.82	10,310	7.97
Advances from FHLB	—	—	8,000	4.16

Total long-term obligations	10,310	8.82	18,310	6.31

Total borrowed funds	$41,415	$6.14%	$41,908	$4.99%

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The balance of qualifying first mortgage loans as of December 31, 2006, was $25.0 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $11.9 million of investment securities held as collateral by the FHLB on advances as of December 31, 2006. The maximum month end balances were $31.0 million, $24.0 million and $27.0 million during the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 the Bank had a $3.0 million advance from the Federal Home Loan Bank that matures in September 2007.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $27.0 million.

The Company has Junior Subordinated Debentures outstanding of $10.3 million, which bear interest at 3.45% over the 3-month LIBOR rate, payable quarterly. The interest rate at December 31, 2006 was 8.82%. Bancorp may redeem the trust preferred securities in whole or in part on or after June 26, 2007. The trust preferred securities mature on June 26, 2032.

The Company enters into agreements with customers to transfer excess funds in demand accounts into repurchase agreements. Under the repurchase agreement, the Company sells the customer an interest in government-sponsored enterprise securities. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 125 basis points and has a floor of 50 basis points. Government-sponsored enterprise securities with a fair value of $5.0 million secured repurchase agreements as of December 31, 2006.

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $291 thousand, $254 thousand and $210 thousand in 2006, 2005 and 2004, respectively. The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

In 2002, the Company adopted a supplemental executive retirement plan to provide benefits for members of management. The liability is calculated by discounting the anticipated future cash flows at 7.5%. The liability accrued for this obligation was $1.3 million and $1.0 million at December 31, 2006 and 2005, respectively. Charges to income are based on changes in the cash value of insurance, which funds the liability. The related expense for the years ended December 31, 2006, 2005 and 2004 was $384 thousand, $294 thousand and $245 thousand, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

The following tables provide information relating to the Company’s post retirement health care benefit plan using a measurement date of December 31 (dollars in thousands):

	2006	2005
Reconciliation of benefit obligation:
Net benefit obligation, January 1	$661	$635
Service cost	8	7
Interest cost	44	43
Plan amendment	(30)	(37)
Actuarial loss	63	114
Benefit paid	(28)	(24)

Net benefit obligation, December 31	$718	$738

Fair value of plan assets	$—	$—

Funded status:
Funded status, December 31	$718	$738
Unrecognized prior service cost	30	37
Unrecognized actuarial loss	(63)	(114)

Net amount recognized	$685	$661

Recognized on balance sheet:
Other liabilities	$718	$661
Other assets	(13)	—
Accumulated other comprehensive loss	(20)	—

Net amount recognized	$685	$661

Recognized in accumulated other comprehensive loss from initial adoption of SFAS No. 158:

2006
Unrecognized prior service cost	$(30)
Unrecognized net loss	63
Deferred tax asset	(13)

$20

The Company expects to recognize amortization of prior service costs of $8 thousand in 2007.

Net periodic postretirement benefit cost for 2006, 2005 and 2004 includes the following components (dollars in thousands):

	2006	2005	2004
Service cost	$8	$7	$6
Interest cost	44	43	43
Amortization of loss	—	—	4

Net periodic postretirement benefit cost	$52	$50	$53

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

The following table presents assumptions relating to the plan at December 31, 2006 and 2005:

	2006	2005
Discount rate in determining benefit obligation	6.0%	6.0%
Annual health care cost trend rate	8.0%	8.0%
Ultimate medical trend rate	8.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	13.6%	14.1%
Benefit obligation	12.5%	12.9%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(11.3)%	(11.7)%
Benefit obligation	(10.5)%	(10.8)%

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit retirement plan in its statement of financial position and to recognize changes in the funded status in comprehensive income. The adoption of SFAS No. 158 had the following implications on the balance sheet as of December 31, 2006:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets	$8,051	$13	$8,064
Total assets	624,057	13	624,070
Other liabilities	5,217	33	5,250
Total liabilities	561,244	33	561,277
Accumulated other comprehensive loss	(1,319)	(20)	(1,339)
Total shareholders’ equity	62,813	(20)	62,793

(9)    STOCK OPTION AND RESTRICTED STOCK PLANS

Compensation cost charged to income was approximately $109 thousand for the year ended December 31, 2006 as a result of the implementation of SFAS No. 123R. No income tax benefit was recognized for share-based compensation, as the Company does not have any outstanding nonqualified stock options.

A summary of the status of stock options as of December 31, 2006, 2005 and 2004, and changes during the years then ended, is presented below:

	2006		2005		2004
	Number	Weighted Average Option Price	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	43,389	$19.04	25,302	$11.92	25,302	$11.92
Granted	18,087	28.52	18,087	29.00	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Options outstanding, end of year	61,476	$21.83	43,389	$19.04	25,302	$11.92

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

The following table summarizes information about the stock options outstanding at December 31, 2006:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding December 31, 2006	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding December 31, 2006	Weighted- Average Exercise Price
$10.00 – $ 12.00	8,358	3.1	8,358	$10.00
$12.01 – $ 13.00	8,844	1.1	8,844	12.50
$13.01 – $ 28.50	8,100	5.3	5,777	13.25
$28.51 – $ 29.00	36,174	8.9	8,109	28.85

	61,476	6.5	31,088	$16.23

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2006	2005	2004
Weighted average fair value of options granted during the year	$8.75	$8.68	$ n/a1

Assumptions:
Average risk free interest rate	4.52%	3.88%	n/a
Average expected volatility	30.37%	31.09%	n/a
Expected dividend rate	2.40%	2.40%	n/a
Expected life in years	7.01	7.00	n/a

[1]	No options were granted in 2004.

A summary of activity related to non-vested restricted stock during the year ended December 31, 2006 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	21,543		$22.73
Granted	—	$	n/a
Forfeited	(300)		$30.00
Vested	(5,441)		$16.66

Outstanding at December 31, 2006	15,802		$24.68

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
2007	$75	$86	$161
2008	58	51	109
2009	25	—	25
2010	15	—	15
2011	1	—	1

Total	$174	$137	$311

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions had the following effect (increase/(decrease)) on our consolidated financial statements (dollars in thousands except per share data):

Consolidated Income Statement for the Year Ended December 31, 2006

Income before income taxes	$(109)

Net income	$(109)

Net income per share—basic	$(0.04)

Net income per share—diluted	$(0.04)

(10)    DEPOSITS

At December 31, 2006 and 2005, certificates of deposit of $100,000 or more amounted to approximately $156.3 million and $122.3 million, respectively.

Time deposit accounts as of December 31, 2006, mature in the following years and amounts: 2007—$260.8 million; 2008—$32.4 million; 2009—$6.9 million; 2010—$0.2 million; and 2011—$.7 million.

For the years ended December 31, 2006, 2005 and 2004, interest expense on certificates of deposit of $100,000 or more amounted to approximately $6.3 million, $2.5 million and $1.6 million, respectively.

(11)    LEASES

The Company has noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2006, 2005 and 2004 was $558 thousand, $532 thousand and $600 thousand, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows (dollars in thousands):

Year ending December 31,
2007	$543
2008	435
2009	217
2010	200
2011	170
Thereafter	1,420

Total minimum lease payments	$2,985

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are non-interest-bearing, were approximately $296 thousand at December 31, 2006.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $78.0 million, standby letters of credit of $2.5 million and $461 thousand of unfunded commitments, included in other liabilities, with three Small Business Administration backed venture and debt investment groups (SBIC’s) at December 31, 2006. The Company has also committed to invest $1.0 million with the Community Affordable Housing Equity Corporation of which $388 thousand is not yet funded.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$40,057	$40,057	$18,839	$18,839
Investment securities	125,860	125,860	104,723	104,723
FHLB stock	1,229	1,229	1,948	1,948
Accrued interest receivable	4,619	4,619	3,562	3,562
Net loans	413,218	405,870	382,136	377,649
Financial liabilities:
Deposits	$512,249	$511,692	$465,208	$463,884
Short-term borrowings	31,105	31,105	23,598	23,598
Accrued interest payable	2,363	2,363	1,524	1,524
Long-term obligations	10,310	10,310	18,310	18,223

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

(15)    REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2006, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual			For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Ratio	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$58,917	≥	12.00%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	54,192	≥	11.04	4.00	6.00
Tier 1 Capital (to Average Assets)	54,192	≥	8.81	4.00	5.00

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	50,401	≥	11.32	8.00	10.00
Tier 1 Capital (to Risk Weighted Assets)	45,751	≥	10.28	4.00	6.00
Tier 1 Capital (to Average Assets)	45,751	≥	8.39	4.00	5.00

The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:

	Actual			For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Ratio	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$78,856	≥	16.04%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	74,131	≥	15.08	4.00	6.00
Tier 1 Capital (to Average Assets)	74,131	≥	12.05	3.00	5.00

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	50,667	≥	11.36	8.00	10.00
Tier 1 Capital (to Risk Weighted Assets)	46,017	≥	10.32	4.00	6.00
Tier 1 Capital (to Average Assets)	46,017	≥	8.43	3.00	5.00

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2006 and 2005, and the related condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004 are as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	2006	2005
Assets
Cash	$19,353	$—
Receivable from subsidiary	990	340
Investment in subsidiary	52,853	44,299
Other assets	415	576

Total assets	$73,611	$45,215

Liabilities and Shareholders’ Equity
Dividends payable	$493	$326
Accrued interest payable	15	14
Long-term obligations	10,310	10,310

Total liabilities	10,818	10,650

Total stockholders' equity	62,793	34,565

Total liabilities and stockholders' equity	$73,611	$45,215

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	2006	2005	2004
Dividends from bank subsidiary	$1,973	$1,164	$1,281
Interest	482	—	—
Equity in undistributed net income of subsidiary	3,288	3,699	2,009
Amortization expense	(161)	(10)	(10)

Net income	$5,582	$4,853	$3,280

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$5,582	$4,853	$3,280
Undistributed net income of subsidiary	(3,288)	(3,699)	(2,009)
Net change in other assets & other liabilities	(487)	10	10
Stock based compensation	242	105	98

Net cash provided by operating activities	2,049	1,269	1,379

INVESTING ACTIVITIES:
Payment for investments in subsidiary	(5,153)	—	—

Net cash used by investing activities	(5,153)	—	—

FINANCING ACTIVITIES:
Repurchase of common stock	—	—	(253)
Proceeds from issuance of common stock	24,264	—	—
Cash dividends paid	(1,807)	(1,269)	(1,126)

Net cash provided (used) in financing activities	22,457	(1,269)	(1,379)

Net change in cash	$19,353	$—	$—

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 and 2005

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

Loans at December 31, 2006 and 2005 include loans to officers and directors and their associates totaling approximately $2.3 million and $2.4 million, respectively. During 2006, $518 thousand in loans were disbursed to officers, directors and their associates and principal repayments of $575 thousand were received on such loans.

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

No change in our internal control over financial reporting occurred during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ECB Bancorp, Inc. (ECB) is responsible for establishing and maintaining adequate internal control over financial reporting. ECBs’ internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ECB’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

ECB’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 80.

/S/ ARTHUR H. KEENEY III Arthur H. Keeney III	/S/ GARY M. ADAMS Gary M. Adams
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ECB Bancorp, Inc. and Subsidiary

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ECB Bancorp, Inc. and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ECB Bancorp, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, ECB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ECB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Greenville, North Carolina

March 9, 2007

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board - General” and “-Audit Committee” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

Code of Ethics.    Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Corporate Governance—Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

Item 11.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the heading “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2006, and under which shares of our Common Stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by security holders	61,476	$21.83	69,356	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	61,476	$21.83	69,356	(1)

(1)	Reflects the number of shares remaining available for issuance pursuant to our Omnibus Stock Ownership and Long-Term Incentive Plan, which provides for the issuance of both stock options and restricted stock awards.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions between us and our directors, executive officers and other related persons, and our policies and procedures for reviewing and approving related person transactions, is incorporated by reference from the information under the caption “Transactions with Related Persons” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

Item 14.    Principal Accounting Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from the information under the caption “Services and Fees During 2006 and 2005” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements.    The following financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Report of KPMG LLP

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements—December 31, 2006 and 2005

(b) Exhibits.    An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

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

Date: March 14, 2007	ECB BANCORP, INC.
	By:	/S/ ARTHUR H. KEENEY III
Arthur H. Keeney III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ARTHUR H. KEENEY III Arthur H. Keeney III	President and Chief Executive Officer (principal executive officer)	March 14, 2007

/S/ GARY M. ADAMS Gary M. Adams	Senior Vice President and Chief Financial Officer (principle financial and accounting officer)	March 14, 2007

George T. Davis, Jr.	Vice Chairman

/S/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 14, 2007

/S/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 14, 2007

/S/ J. BRYANT KITTRELL, III J. Bryant Kittrell III	Director	March 14, 2007

/S/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 14, 2007

/S/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 14, 2007

/S/ R. S. SPENCER, JR.	Director	March 14, 2007
R. S. Spencer, Jr.

/S/ MICHAEL D. WEEKS Michael D. Weeks	Director	March 14, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.01	Registrant’s Articles of Incorporation (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

3.02	Registrant’s Bylaws (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

4.01	Specimen common stock certificate (incorporated by reference from Exhibits to Registration Statement on Form S-1, Reg. No. 333-128843)

4.02	Indenture dated as of June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.03	Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among Registrant, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.04	Guarantee Agreement dated as of June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

10.01	Employment Agreement between Arthur H. Keeney III and the Bank (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.02	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s 2001 Annual Report on Form 10-KSB)

10.04	Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.05	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.06	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.07	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Registration Statement on Form S-8, Reg. No. 333-77689)

10.08	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.09	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.10	Executive Supplemental Retirement Plan Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.11	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.12	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.13	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.14	Split-Dollar Life Insurance Agreement between the Bank and William F. Plyler, II (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.15	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.16	Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit No.	Description of Exhibit

10.17	Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.18	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.19	The East Carolina Bank Incentive Plan (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

10.20	Consulting Agreement dated November 16, 2006, between the Bank and William F. Plyler II (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated November 16, 2006)

10.21	Agreement dated November 16, 2006 between Registrant and William F. Plyler II (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated November 16, 2006)

10.22	Schedule listing 2007 base salary rates and 2006 cash bonus amounts of Registrant’s named executive officers (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated March 1, 2007)

10.23	Schedule listing number of shares of common stock for which a purchase option was granted to each of Registrant’s named executive officers, together with the exercise price, term and vesting schedule of each option (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated March 1, 2007)

21.01	List of Registrant’s subsidiaries (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

23.01	Consent of Dixon Hughes PLLC (filed herewith)

23.02	Consent of KPMG LLP (filed herewith)

31.01	Certification of Chief Executive Officer (pursuant to Rule 13a-14) (filed herewith)

31.02	Certification of Chief Financial Officer (pursuant to Rule 13a-14) (filed herewith)

32.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. Section 1350) (filed herewith)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO GARY M. ADAMS,

CHIEF FINANCIAL OFFICER, AT ECB BANCORP, INC., P.O. BOX 337, ENGELHARD,

NORTH CAROLINA 27824.