Form 10-Q
period 2007-03-31
ECB BANCORP INC
filed 2007-05-10
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-24753

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

On May 7, 2007, there were 2,921,992 outstanding shares of Registrant’s common stock.

This Form 10-Q has 30 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$17,047	$15,591
Interest bearing deposits	883	891
Overnight investments	9,825	23,575

Total cash and cash equivalents	27,755	40,057

Investment securities
Available-for-sale, at market value (cost of $131,078 and $128,005 at March 31, 2007 and December 31, 2006, respectively)	129,424	125,860

Loans	418,308	417,943
Allowance for loan losses	(5,103)	(4,725)

Loans, net	413,205	413,218

Real estate and repossessions acquired in settlement of loans, net	266	240
Federal Home Loan Bank common stock, at cost	1,257	1,229
Bank premises and equipment, net	24,249	23,042
Accrued interest receivable	4,107	4,619
Bank owned life insurance	7,813	7,741
Other assets	7,966	8,064

Total	$616,042	$624,070

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$93,452	$96,890
Demand, interest bearing	91,180	94,569
Savings	19,226	19,809
Time	299,122	300,981

Total deposits	502,980	512,249

Accrued interest payable	2,694	2,363
Short-term borrowings	41,588	31,105
Long-term obligations	—	10,310
Other liabilities	4,959	5,250

Total liabilities	552,221	561,277

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,921,992 at March 31, 2007 and 2,902,242 at December 31, 2006.	10,188	10,119
Capital surplus	26,897	26,680
Retained earnings	27,773	27,333
Accumulated other comprehensive loss	(1,037)	(1,339)

Total shareholders’ equity	63,821	62,793

Total	$616,042	$624,070

*	Derived from audited consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three months ended March 31, 2007 and 2006

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$8,110	$7,060
Interest on investment securities:
Interest exempt from federal income taxes	302	266
Taxable interest income	1,109	798
FHLB stock dividends	18	50
Other interest	277	123

Total interest income	9,816	8,297

Interest expense:
Deposits:
Demand accounts	401	243
Savings	24	28
Time	3,758	2,633
Short-term borrowings	680	112
Long-term obligations	—	414

Total interest expense	4,863	3,430

Net interest income	4,953	4,867
Provision for loan losses	390	200

Net interest income after provision for loan losses	4,563	4,667

Noninterest income:
Service charges on deposit accounts	770	793
Other service charges and fees	326	216
Mortgage origination brokerage fees	248	214
Income from bank owned life insurance	72	65
Other operating income	265	27

Total noninterest income	1,681	1,315

Noninterest expenses:
Salaries	1,980	1,771
Retirement and other employee benefits	670	662
Occupancy	432	395
Equipment	499	418
Professional fees	306	49
Supplies	54	83
Telephone	132	107
Other operating expenses	888	917

Total noninterest expenses	4,961	4,402

Income before income taxes	1,283	1,580
Income taxes	331	482

Net income	$952	$1,098

Net income per share—basic	$0.33	$0.51

Net income per share—diluted	$0.33	$0.51

Weighted average shares outstanding—basic	2,894,067	2,133,275

Weighted average shares outstanding—diluted	2,911,899	2,150,583

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2007 and 2006

(Dollars in thousands, except per share data)

	Common Stock		Capital	Retained	Deferred compensation- restricted	Accumulated other comprehensive	Comprehensive	Total
	Number	Amount	surplus	earnings	stock	loss	income
Balance January 1, 2006	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565
Unrealized loss, net of income tax benefit of $ 176						(281)	$(281)	(281)
Net income				1,098			1,098	1,098

Total comprehensive income							$817

Issuance of common stock	862,500	3,019	23,503					26,522
Expenses related to issuance of common stock			(2,169)					(2,169)
Stock based compensation		15	29					44
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R (See note 4)		(58)	(197)		255			—
Cash dividends ($0.17 per share)				(493)				(493)

Balance March 31, 2006	2,902,542	$10,116	$26,574	$24,329	$—	$(1,733)		$59,286

	Common Stock		Capital	Retained	Deferred compensation- restricted	Accumulated other comprehensive	Comprehensive
	Number	Amount	surplus	earnings	stock	loss	income	Total
Balance January 1, 2007	2,902,242	$10,119	$26,680	$27,333	$—	$(1,339)		$62,793
Unrealized gain, net of income tax expense of $ 189						302	$302	302
Net income				952			952	952

Total comprehensive income							$1,254

Stock options exercised	19,750	69	168					237
Stock based compensation			49					49
Cash dividends ($0.175 per share)				(512)				(512)

Balance March 31, 2007	2,921,992	$10,188	$26,897	$27,773	$—	$(1,037)		$63,821

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

(Dollars in thousands)

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$952	$1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	399	294
Amortization of premium on investment securities, net	15	31
Provision for loan losses	390	200
Net (charge-offs)/recoveries on loans	(12)	2
Stock based compensation	49	44
Decrease in accrued interest receivable	512	31
Income from Bank owned life insurance	(72)	(65)
(Increase) decrease in other assets	(902)	901
Increase in accrued interest payable	331	296
Decrease in other liabilities, net	(499)	(842)

Net cash provided by operating activities	1,163	1,990

Cash flows from investing activities:
Proceeds from maturities of investment securities classified as available-for-sale	1,835	1,994
Purchases of investment securities classified as available-for-sale	(3,923)	(2,000)
Purchase (redemption) of Federal Home Loan Bank common stock	(28)	134
Purchases of premises and equipment	(1,606)	(944)
Net loan originations	(391)	(8,200)

Net cash used by investing activities	(4,113)	(9,016)

Cash flows from financing activities:
Net increase (decrease) in deposits	(9,269)	17,279
Net increase (decrease) in borrowings	173	(7,360)
Dividends paid	(493)	(326)
Net proceeds from issuance of common stock	237	24,353

Net cash provided (used) by financing activities	(9,352)	33,946

Increase (decrease) in cash and cash equivalents	(12,302)	26,920
Cash and cash equivalents at beginning of period	40,057	18,839

Cash and cash equivalents at end of period	$27,755	$45,759

Cash paid during the period:
Interest	$4,532	$3,134
Income taxes	333	—
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$512	$493
Unrealized losses on available-for-sale securities, net of deferred taxes	302	(281)
Investment in SBIC transferred from other assets to available-for-sale securities	1,000	—
Transfer from loans to real estate and reposessions acquired in settlement of loans	26	—
Reclass of junior subordinated debt from long-term to short-term borrowings	10,310	—

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary, The East Carolina Bank (the “Bank”) (Bancorp and the Bank collectively referred to hereafter as the “Company”). The Bank has one wholly-owned subsidiary, ECB Financial Services, Inc., which formerly provided courier services to the Bank but is currently inactive. All intercompany transactions and balances are eliminated in consolidation. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties held as collateral for loans.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

(2) Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the three months ended March 31, 2007 and 2006, diluted weighted average shares outstanding increased by 9,267 and 16,657, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the three months ended March 31, 2007 and 2006, diluted weighted average shares outstanding increased by 8,565 and 651, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Three months ended March 31, 2007 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$952	2,894,067	$0.33

Effect of dilutive securities	—	17,832

Diluted net income per share	$952	2,911,899	$0.33

	Three months ended March 31, 2006 (Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,098	2,133,275	$0.51

Effect of dilutive securities	—	17,308

Diluted net income per share	$1,098	2,150,583	$0.51

(3) Stock Option Plan

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

Compensation cost charged to income was approximately $27 thousand and $19 thousand for the three months ended March 31, 2007 and 2006, respectively, as a result of the implementation of SFAS No. 123R. No income tax benefit was recognized for share-based compensation, as the Company does not have any outstanding nonqualified stock options.

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

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	Three months ended March 31,
	2007	2006
Weighted-average fair value of options granted during the year	$8.73	$8.75

Assumptions:
Average risk free interest rate	4.66%	4.52%
Average expected volatility	24.82%	30.37%
Expected dividend rate	2.40%	2.40%
Expected life in years	7.00	7.01

A summary of option activity under the Plan as of March 31, 2007, and changes during the three-month period ended March 31, 2007 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2006	61,476	$21.83
Granted	16,525	$32.60
Forfeited	1	$13.25
Exercised	(19,750)	$11.98

Outstanding at March 31, 2007	58,252	$28.22	7.79 years	$290

Exercisable at March 31, 2007	16,645	$23.06	4.98 years	$169

There were 15,802 shares of non-vested restricted stock as of December 31, 2006. 6,589 shares vested on January 1, 2007 resulting in a balance of non-vested restricted stock of 9,213 shares as of March 31, 2007.

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
April 1 – December 31, 2007	$95	$65	$160
2008	110	51	161
2009	42	—	42
2010	29	—	29
2011	14	—	14
2012	1	—	1

Total	$291	$116	$407

The intrinsic value of options exercised during the three months ended March 31, 2007 was $422 thousand. $237 thousand was received for options exercised.

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the three months ended March 31, 2007 and 2006 includes the following components.

Components of Net Periodic Benefit Cost	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Service cost	$1	$2
Interest cost	11	11
Prior service cost	(2)	—

Net periodic postretirement benefit cost	$10	$13

The Company expects to contribute $40 thousand to its postretirement benefit plan in 2007. No contributions were made in the first quarter of 2007. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2006.

(5) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of March 31, 2007:

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-sponsored enterprises and Farm Credit bonds.	$2,487	$7	$21,501	$211	$23,988	$218
Obligations of states and political subdivisions	3,528	49	15,189	398	18,717	447
Mortgage-backed securities	—	—	44,876	1,155	44,876	1,155
Equity securities	910	90	—	—	910	90

Total	$6,925	$146	$81,566	$1,764	$88,491	$1,910

As of March 31, 2007, management has concluded that the unrealized losses above (which consisted of 130 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include fifty-four (54) municipal obligations, forty-one (41) mortgage-backed securities and twenty-one (21) securities of U.S. government sponsored enterprises. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in its investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment.

(6) Comprehensive Income

A summary of comprehensive income is as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Net Income	$952	$1,098
Other comprehensive income (loss):
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	302	(281)

Total comprehensive income	$1,254	$817

(7) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material impact to its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not determined the effect of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the statement to have an effect on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensuses reached by the EITF relating to EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 established that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 and the Company has not determined the effect of this statement on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, actions of government regulators, the level of market interest rates, weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio), the abilities of our borrowers to repay their loans, and the values of loan collateral. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend, to update these forward-looking statements.

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

As of March 31, 2007, we had consolidated assets of approximately $616.0 million, total loans of approximately $418.3 million, total deposits of approximately $503.0 million and shareholders’ equity of approximately $63.8 million. For the three months ended March 31, 2007, we had net income of $1.0 million or $0.33 basic and diluted earnings per share, compared to net income of $1.1 million, or $0.51 basic and diluted earnings per share for the three months ended March 31, 2006. The decrease in earnings per share is primarily due to the sale of 862,500 additional shares of common equity during the first quarter of 2006 for $26.5 million and a decrease in earnings for the first quarter of 2007. The proceeds were used to support the Bank’s various strategic initiatives for expansion and growth over the next several years.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2006. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Asset Quality”.

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2007 as compared to the same period in 2006.

	Condensed Consolidated Statements of Income
	For the Three months ended	For the Three months ended	Changes from the Prior Year
	March 31, 2007	March 31, 2006	Amount	%
	(Dollars in thousands)
Gross interest income	$9,816	$8,297	$1,519	18.3
Gross interest expense	4,863	3,430	1,433	41.8

Net interest income	4,953	4,867	86	1.8
Provision for loan losses	390	200	190	95.0

Net interest income after
Provision for loan losses	4,563	4,667	(104)	(2.2)

Noninterest income	1,681	1,315	366	27.8
Noninterest expense	4,961	4,402	559	12.7

Income before income taxes	1,283	1,580	(297)	(18.8)
Income tax provision	331	482	(151)	(31.3)

Net income	$952	$1,098	$(146)	(13.3)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2007 was $5.0 million, an increase of $86 thousand or 1.8% when compared to net interest income of $4.9 million for the three months ended March 31, 2006.

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

Interest income increased $1.5 million or 18.3% for the three months ended March 31, 2007 compared to the same three months of 2006. The increase for the three months ended March 31, 2007 is due to increases in average interest rates earned on our average earning assets and increases in volume of average earning assets of $57.4 million as compared to the same period in 2006. We funded the increases in interest-earning assets primarily with in-market certificates of deposit (“CD’s”). Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 42 basis points for the quarter ended March 31, 2007 to 7.24% from 6.82% for the same period in 2006. Management attributes the increase in the yield on our earning assets to the increase in short-term market interest rates. Approximately $224.9 million or 53.8% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 62 basis points for the first quarter of 2007 compared to the first quarter of 2006.

Conversely, our average cost of funds during the first quarter of 2007 was 4.32%, an increase of 108 basis points when compared to 3.24% for the first quarter of 2006. Average rates paid on bank certificates of deposit increased 104 basis points from 3.96% for the quarter ended March 31, 2006 to 5.00% for the quarter ended March 31, 2007, while our average cost of borrowed funds increased 173 basis points during the first quarter of 2007 compared to the same period in 2006. Total interest expense increased $1.4 million or 41.8% during the first quarter of 2007 compared to the same period in 2006, primarily the result of increased market rates paid on borrowed funds and certificates of deposit.

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

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended March 31, 2007 was 3.71% compared to 4.05% in the first quarter of 2006 while our net interest spread decreased 66 basis points during the same period. The decrease in our net interest margin and spread is the result of increased competitive pricing for money market accounts and certificates of deposit. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended March 31, 2007 and 2006 was 81.8% and 85.6%, respectively.

Margin pressure continued during the first quarter of 2007 and we expect margins to decline further over the next several months. The Federal Reserve stopped raising rates in June 2006 after seventeen consecutive rate increases. The increase in loan yields this generated was greater than the cost of funds in the early stages of the monetary policy tightening phase. We are now experiencing the effect of repricing our interest-bearing liabilities at much higher rates causing our cost of funds to rise faster than the yields on interest-earning assets over the past three months. A second factor causing our margin to decline is the change in deposit mix. Our funding growth year-over-year has been, primarily, in the form of CD’s and we have experienced a decline in transaction accounts. Balances in low cost, non-maturity deposit accounts are declining as customers who parked money in these accounts when rates were low are now moving to higher yielding CD’s. Management plans to improve net interest income by growing our balance sheet while maintaining a constant interest margin. However, this expectation may not be realized and our net interest margin could decline.

The following table presents the relative impact on net interest income of average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended March 31, 2007 and 2006

	Average Balance	2007 Yield/ Rate	Income/ Expense	Average Balance	2006 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$409,796	8.03%	$8,110	$386,301	7.41%	$7,060
Taxable securities	96,373	4.74	1,127	77,043	4.46	848
Non-taxable securities (2)	32,778	5.66	458	29,018	5.63	403
Other investments	19,731	5.69	277	8,914	5.60	123

Total interest- earning assets	558,678	7.24	$9,972	501,276	6.82	$8,434
Cash and due from banks	15,259			21,158
Bank premises and equipment, net	23,748			19,251
Other assets	18,185			17,859

Total assets	$615,870			$559,544

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$415,463	4.08	$4,183	$385,796	3.05	$2,904
Short-term borrowings	41,567	6.63	680	10,230	4.44	112
Long-term obligations	—	—	—	33,194	5.06	414

Total interest- bearing liabilities	457,030	4.32	4,863	429,220	3.24	3,430
Non-interest-bearing deposits	89,820			88,767
Other liabilities	5,534			3,396
Shareholders’ equity	63,486			38,161

Total liabilities and Shareholders’ equity	$615,870			$559,544

Net interest income and net yield on Interest-earning Assets (FTE) (3)		3.71	$5,109		4.05	$5,004

Interest rate spread (FTE) (4)		2.92%			3.58%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $235 thousand and $136 thousand for periods ended March 31, 2007 and 2006, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $156 thousand and $137 thousand for periods ended March 31, 2007 and 2006, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended March 31, 2007 and 2006

Increase (Decrease) in interest income and expense due to changes in:

	2007 compared to 2006
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$447	$603	$1,050
Taxable securities	219	60	279
Non-taxable securities (2)	52	3	55
Other investments	151	3	154

Interest income	869	669	1,538

Interest-bearing deposits	261	1,018	1,279
Short-term borrowings	428	140	568
Long-term obligations	(210)	(204)	(414)

Interest expense	479	954	1,433

Net interest income	$390	$(285)	$105

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $156 thousand and $137 thousand for periods ended March 31, 2007 and 2006, respectively.

Provision for loan losses

The provision for loan losses charged to operations during the three months ended March 31, 2007 and 2006 was $390 thousand and $200 thousand, respectively. The Bank had net charge-offs of $12 thousand for the quarter ended March 31, 2007 compared to net recoveries of $2 thousand during the first quarter of 2006. The increase in amount of provision for loan losses charged during the period is due principally to increases of specific reserves on individual loans identified within our loan portfolio. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006	Percent Change
	(Dollars in thousands)
Service charges on deposit accounts	$770	$793	(2.9)%
Other service charges and fees	326	216	50.9
Mortgage origination brokerage fees	248	214	15.9
Income from bank owned life insurance	72	65	10.8
Other operating income	265	27	881.5

Total noninterest income	$1,681	$1,315	27.8%

Noninterest income increased $366 thousand or 27.8% to $1.7 million for the three months ended March 31, 2007 compared to $1.3 million for the same period in 2006. This increase in noninterest income is primarily the result of the recapture of $240 thousand relating to the allowance for losses on unfunded loan commitments. During the first quarter of 2007, management reviewed its allowance for unfunded loan commitments and determined such reserves were no longer needed. Management reviewed its unfunded loan commitments and found no outstanding loan commitments that were doubtful of collection if the commitment were funded. Service charges on deposit accounts decreased slightly in the first quarter of 2007 relative to the same period in 2006 while other service charges and fees increased $110 thousand or 50.9% during the first quarter of 2007 compared to the prior year period. The increase in other service charges and fees is principally due to increased merchant discount income of $58 thousand and increased brokerage fees of $35 thousand generated by our financial services sales group.

Noninterest expense

Noninterest expense increased $559 thousand or 12.7% to $5.0 million for the three months ended March 31, 2007 from $4.4 million incurred in the same period in 2006. This increase is principally due to increases in professional fees of $257 thousand and general increases in salary and benefits expense of $217 thousand. The following table presents the components of noninterest expense for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006	Percent Change
Salaries	$1,980	$1,771	11.8%
Retirement and other employee benefits	670	662	1.2
Occupancy	432	395	9.4
Equipment	499	418	19.4
Professional fees	306	49	524.5
Supplies	54	83	(34.9)
Telephone	132	107	23.4
Other operating expenses	888	917	(3.2)

Total noninterest expenses	$4,961	$4,402	12.7%

Salary expense increased $209 thousand over the prior year period as we continued to add business development officers in some of our newer markets and additional originators to our expanding mortgage loan brokerage service. As of March 31, 2007, we had 210 full time equivalent employees and operated 20 full service banking offices and three mortgage loan origination offices.

Occupancy expense increased $37 thousand or 9.4% to $432 thousand in the first three months of 2007 compared to $395 thousand in the prior year period. The largest component of the increase was building property insurance expense, which increased $22 thousand in the first quarter of 2007 relative to the same period of 2006.

Equipment expense increased during the first three months of 2007 by $81 thousand or 19.4% compared to the first quarter of 2006. Early in 2007 management elected to outsource the Bank’s check processing function. We accelerated the remaining depreciation on our check processing equipment and software to coincide with our back-office change-over scheduled to occur in June of 2007 which resulted in depreciation expense increasing $97 thousand during the first quarter of 2007. The decision to outsource is expected to produce cost savings in future periods. The increase in depreciation expense was partially offset by decreased miscellaneous equipment expense in the first period of 2007 compared to the same period of 2006.

Professional fees, which include audit, legal and consulting fees, increased $257 thousand or 524.5% to $306 thousand for the three months ended March 31, 2007 from $49 thousand in the prior year period. Approximately half of the increase is the result of increased consulting fees totaling $139 thousand for the first three months of 2007 compared to $16 thousand in the first quarter of 2006. Loan related consulting fees increased by $74 thousand during the first quarter of 2007 when compared to the same period of 2006 while the Bank’s Human Resources department incurred $45 thousand in consultant fees during the first three months of 2007 compared to none in 2006. Audit and accounting fees for the first quarter of 2007 accounted for the other half of increased professional fees. We experienced an increase of $133 thousand over the prior year period, of which $37 thousand can be contributed to Sarbanes-Oxley 404 compliance.

Other operating expenses decreased $29 thousand or 3.2% from $917 thousand for the three months ended March 31, 2006 to $888 thousand for the three months ended March 31, 2007. During the first quarter of 2006 we incurred expense of $31 thousand related to redemption of reward points on credit cards that were sold in the fourth quarter of 2005. The Bank had no similar expense in 2007.

Income taxes

Income tax expense for the three months ended March 31, 2007 and 2006 was $331 thousand and $482 thousand, respectively, resulting in effective tax rates of 25.8% and 30.5%, respectively. The decreased effective tax rate in 2007 is due to a higher ratio of tax-exempt to taxable income compared to 2006. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $616.0 million at March 31, 2007, $624.1 million at December 31, 2006 and $581.8 million at March 31, 2006. Our year-over-year asset growth was primarily funded by deposit growth and short-term borrowings. For the twelve months ended March 31, 2007, we grew our loans $23.3 million while our deposits grew by approximately $20.5 million. Year-over-year, our earning assets grew primarily through loan originations. For the three months ended March 31, 2007, we experienced flat loan demand and a slight decline in deposits.

Loans

As of March 31, 2007, total loans had increased to $418.3 million, up 0.1% from total loans of $417.9 million at December 31, 2006 and up 5.9% from total loans of $395.0 million at March 31, 2006. The year-over-year increase in loan demand is due, in part, to new businesses that are opening in our markets. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. For the three-months ended March 31, 2007, loan demand in all markets was a little flatter than we usually see at this time of year reflecting the caution with which the economy is currently moving. We believe that general loan growth will regain momentum in the near term.

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

Net charge-offs for the first quarter of 2007 totaled $12 thousand compared to net recoveries of $2 thousand during the first quarter of 2006. The provision for loan losses charged to operations for the three months ended March 31, 2007 and 2006 was $390 thousand and $200 thousand, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006.

Analysis of Changes in Allowance for Loan Losses

	For the three months Ended March 31,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$418,308	$394,986

Average loans outstanding-gross	$414,571	$391,030

Allowance for loan losses at beginning of period	$4,725	$4,650
Loans charged off:
Real estate	—	—
Installment loans	20	2
Credit cards and related plans	—	—
Commercial and all other loans	—	—

Total charge-offs	(20)	(2)

Recoveries of loans previously charged off:
Real estate	—	—
Installment loans	8	2
Credit cards and related plans	—	2
Commercial and all other loans	—	—

Total recoveries	8	4

Net recoveries/(charge offs)	(12)	2

Provision for loan loses	390	200

Allowance for loan losses at end of period	$5,103	$4,852

Ratios
Annualized net charge offs to average loans during the period	0.01%	0.00%
Allowance for loan losses to loans at period end	1.22%	1.23%
Allowance for loan losses to nonperforming loans at period end	3,074%	7,954%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $432 thousand and $424 thousand, or 0.10% and 0.11% of loans outstanding at March 31, 2007 and December 31, 2006, respectively. We had no loans considered to be impaired under SFAS No. 114 at March 31, 2007 or December 31, 2006. On March 31, 2007, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $166 thousand, and we had no foreclosed properties.

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

Our investment securities totaled $129.4 million at March 31, 2007, $125.9 million at December 31, 2006 and $104.2 million at March 31, 2006. The increase in investment securities of $25.2 million or 24.2% when compared to March 31, 2006 is principally due to a $25.0 million “prefund” strategy implemented early in the fourth quarter of 2006. We preinvested future cash flows with short-term borrowing in order to capture currently available high yields versus waiting for cash roll off later that may have to be reinvested at lower rates. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At March 31, 2007, the securities portfolio had unrealized net losses of approximately $1.7 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at March 31, 2007 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of March 31, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of March 31, 2007 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$29,228	$28,452
Federal Home Loan Mortgage Corporation	20,841	20,529
Federal Home Loan Banks	34,154	34,034

At March 31, 2007, we held $7.8 million in bank owned life insurance, compared to $7.7 million and $7.5 million at December 31, 2006 and March 31, 2006, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $503.0 million as of March 31, 2007 compared to deposits of $512.2 million at December 31, 2006 and up 4.2% compared to deposits of $482.5 million at March 31, 2006. We attribute our deposit growth during the twelve months ended March 31, 2007 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will increase during 2007.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased, repurchase agreements and other borrowings to be repaid this year. Our short-term borrowings totaled $41.6 million at March 31, 2007, compared to $31.1 million on December 31, 2006, an increase of $10.5 million primarily due to the reclassification of $10.3 million of junior subordinated debt from long-term obligations to short-term borrowings. During the first quarter of 2007, management notified the Federal Reserve Bank of Richmond of its intent to redeem all of its trust preferred securities ($10.3 million) originally issued June 26, 2002. After a successful issuance of additional shares of common stock in March of 2006, management views the Company as being well capitalized without trust preferred securities. Management has evaluated the interest cost associated with trust preferred securities and concluded that redemption of the securities would improve the Company’s net interest margin and profitability. The Company expects to redeem the securities in the second quarter of 2007. The Company does not expect to incur any loss as a result of this redemption.

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year and junior subordinated debt. As a result of management’s decision to call its trust preferred securities in June 2007, our long-term obligation of $10.3 million was reclassified from long-term obligations to short-term borrowings during the first quarter of 2007.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $123.3 million and $124.8 million of advances from the FHLB at March 31, 2007 and December 31, 2006, respectively. At both March 31, 2007 and December 31, 2006, we had outstanding FHLB advances totaling $3.0 million compared to $16.0 million at March 31, 2006.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2007, we owned 12,572 shares of the FHLB’s $100 par value capital stock, compared to 12,293 and 18,143 shares at December 31, 2006 and March 31, 2006, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $22.0 million available to us at March 31, 2007 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2007, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the three months ended March 31, 2007 totaled $1.2 million, compared to net cash provided by operations of $2.0 million for the same period in 2006. Net cash used in investing activities decreased to $4.1 million for the three months ended March 31, 2007, as compared to $9.0 million for the same period in 2006 primarily due to the decrease in net loan originations. Net cash used by financing activities was $9.4 million for the first three months of 2007, compared to net cash provided of $33.9 million for the same period in 2006 due primarily to net proceeds from issuance of common stock in 2006. Cash and cash equivalents at March 31, 2007 was $27.8 million compared to $45.8 million at March 31, 2006.

Capital Resources

Shareholders’ Equity

Shareholders’ equity increased by approximately $1.0 million to $63.8 million at March 31, 2007 from $62.8 million at December 31, 2006. We generated net income of $1.0 million, experienced an increase in net unrealized gains on available-for-sale securities of $302 thousand, issued 19,750 shares of common stock or $237 thousand related to exercise of stock awards and recognized stock based compensation of $49 thousand on incentive stock awards. We declared cash dividends of $512 thousand or $0.175 per share during the first quarter of 2007.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of March 31, 2007, we and the Bank met all capital adequacy requirements to which we are subject.

During the first quarter of 2007, we experienced a decline in our Tier 1 capital ratios when compared to the periods ending December 31, and March 31, 2006. This decline is primarily due to our decision to call $10.3 million of trust preferred securities in June 2007.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio		Minimum required for capital adequacy purposes Ratio		Our Ratio	Bank’s Ratio
As of March 31, 2007:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.52%	8.84%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	13.03	10.94

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.05	11.97

As of December 31, 2006:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	12.05%	8.81%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	15.08	11.04

Total Capital (to Risk Weighted Assets)≥	≥	10.00%	≥	8.00%	16.04	12.00

As of March 31, 2006:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	12.69%	9.19%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	15.46	11.20

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	16.51	12.26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act. We review our disclosure controls and procedures, which may include our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2007, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ECB BANCORP, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney III
President & CEO

Date: May 10, 2007	By:	/s/ Gary M. Adams
Gary M. Adams
Senior Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)