Form 10-Q
period 2007-06-30
ECB BANCORP INC
filed 2007-08-09
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

On August 7, 2007, there were 2,921,992 outstanding shares of Registrant’s common stock.

This Form 10-Q has 35 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$18,572	$15,591
Interest bearing deposits	1,784	891
Overnight investments	4,875	23,575

Total cash and cash equivalents	25,231	40,057

Investment securities
Available-for-sale, at market value (cost of $128,986 and $128,005 at June 30, 2007 and December 31, 2006, respectively)	125,413	125,860

Loans	436,610	417,943
Allowance for loan losses	(4,475)	(4,725)

Loans, net	432,135	413,218

Real estate and repossessions acquired in settlement of loans, net	271	240
Federal Home Loan Bank common stock, at cost	1,482	1,229
Bank premises and equipment, net	24,594	23,042
Accrued interest receivable	4,170	4,619
Bank owned life insurance	7,886	7,741
Other assets	8,391	8,064

Total	$629,573	$624,070

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$107,355	$96,890
Demand, interest bearing	100,062	94,569
Savings	18,824	19,809
Time	292,044	300,981

Total deposits	518,285	512,249

Accrued interest payable	2,566	2,363
Short-term borrowings	40,825	31,105
Long-term obligations	—	10,310
Other liabilities	4,461	5,250

Total liabilities	566,137	561,277

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,921,992 at June 30, 2007 and 2,902,242 at December 31, 2006.	10,188	10,119
Capital surplus	26,946	26,680
Retained earnings	28,519	27,333
Accumulated other comprehensive loss	(2,217)	(1,339)

Total shareholders’ equity	63,436	62,793

Total	$629,573	$624,070

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and six months ended June 30, 2007 and 2006

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$8,342	$7,687	$16,452	$14,747
Interest on investment securities:
Interest exempt from federal income taxes	303	266	605	532
Taxable interest income	1,100	852	2,209	1,650
Dividend income	10	—	10	—
FHLB stock dividends	19	26	37	76
Other interest	97	98	374	221

Total interest income	9,871	8,929	19,687	17,226

Interest expense:
Deposits:
Demand accounts	435	301	836	544
Savings	24	28	48	56
Time	3,743	2,793	7,501	5,426
Short-term borrowings	703	104	1,383	216
Long-term obligations	—	441	—	855

Total interest expense	4,905	3,667	9,768	7,097

Net interest income	4,966	5,262	9,919	10,129
Provision for loan losses	(489)	200	(99)	400

Net interest income after provision for loan losses	5,455	5,062	10,018	9,729

Noninterest income:
Service charges on deposit accounts	764	820	1,534	1,613
Other service charges and fees	403	387	729	603
Mortgage origination brokerage fees	313	226	561	440
Income from bank owned life insurance	73	92	145	157
Other operating income	32	24	297	51

Total noninterest income	1,585	1,549	3,266	2,864

Noninterest expenses:
Salaries	2,066	1,847	4,046	3,618
Retirement and other employee benefits	723	670	1,393	1,332
Occupancy	430	415	862	810
Equipment	548	450	1,047	868
Professional fees	168	30	474	79
Supplies	144	75	198	158
Telephone	137	130	269	237
Other operating expenses	1,025	889	1,913	1,806

Total noninterest expenses	5,241	4,506	10,202	8,908

Income before income taxes	1,799	2,105	3,082	3,685
Income taxes	542	690	873	1,172

Net income	$1,257	$1,415	$2,209	$2,513

Net income per share – basic	$0.43	$0.49	$0.76	$1.00

Net income per share – diluted	$0.43	$0.49	$0.76	$0.99

Weighted average shares outstanding – basic	2,912,889	2,885,988	2,903,530	2,507,027

Weighted average shares outstanding – diluted	2,922,143	2,910,804	2,915,691	2,529,584

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

Six months ended June 30, 2007 and 2006

(Dollars in thousands, except per share data)

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2006	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565
Unrealized loss, net of income tax of $ 690						(1,103)	$(1,103)	(1,103)
Net income				2,513			2,513	2,513

Total comprehensive income							$1,410

Issuance of common stock	862,500	3,019	23,503					26,522
Expenses related to issuance of common stock			(2,258)					(2,258)
Stock based compensation	(300)	18	70					88
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R (See note 3)		(58)	(197)		255
Cash dividends ($.34 per share)				(987)				(987)

Balance June 30, 2006	2,902,242	$10,119	$26,526	$25,250	$—	$(2,555)		$59,340

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated comprehensive other loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2007	2,902,242	$10,119	$26,680	$27,333	$—	$(1,339)		$62,793
Unrealized loss, net of income tax of						(878)	$(878)	(878)
Net income				2,209			2,209	2,209

Total comprehensive income							$1,331

Stock options exercised	19,750	69	168					237
Stock based compensation			98					98
Cash dividends ($0.35 per share)				(1,023)				(1,023)

Balance June 30, 2007	2,921,992	$10,188	$26,946	$28,519	$—	$(2,217)		$63,436

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006

(Dollars in thousands)

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,209	$2,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	803	605
Amortization of premium on investment securities, net	29	58
Provision for loan losses	(99)	400
Net charge-offs on loans	(151)	(51)
Stock based compensation	98	88
Impairment on SBIC investment	90	—
Decrease (increase) in accrued interest receivable	449	(161)
Gain on disposal of premises and equipment	(1)	—
Income from Bank owned life insurance	(145)	(157)
(Increase) decrease in other assets	(867)	646
Increase in accrued interest payable	203	525
(Decrease) increase in other liabilities, net	(807)	173

Net cash provided by operating activities	1,811	4,639

Cash flows from investing activities:
Proceeds from maturities of investment securities classified as available-for-sale	3,913	4,523
Purchases of investment securities classified as available-for-sale	(3,923)	(6,323)
(Purchase) redemption of Federal Home Loan Bank common stock	(253)	134
Purchases of premises and equipment	(2,354)	(3,198)
Net loan originations	(18,698)	(26,646)

Net cash used by investing activities	(21,315)	(31,510)

Cash flows from financing activities:
Net increase in deposits	6,036	13,046
Net decrease in borrowings	(590)	(6,546)
Dividends paid	(1,005)	(819)
Net proceeds from issuance of common stock	237	24,264

Net cash provided by financing activities	4,678	29,945

Increase (decrease) in cash and cash equivalents	(14,826)	3,074
Cash and cash equivalents at beginning of period	40,057	18,839

Cash and cash equivalents at end of period	$25,231	$21,913

Cash paid during the period:
Interest	$9,565	$6,572
Taxes	1,454	94

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$511	$493
Unrealized losses on available-for-sale securities, net of deferred taxes	(878)	(1,103)
Investment in SBIC transferred from other assets to available-for-sale securities	1,000	—
Transfer from loans to real estate and reposessions acquired in settlement of loans	31	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the six months ended June 30, 2007 and 2006, diluted weighted average shares outstanding increased by 9,310 and 16,497, respectively, due to the dilutive impact of restricted stock. For the three months ended June 30, 2007 and 2006, diluted weighted average shares outstanding increased by 9,254 and 16,392, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2007 and 2006, diluted weighted average shares outstanding increased by 2,851 and 6,060, respectively, due to the dilutive impact of options. For the three months ended June 30, 2006, diluted weighted average shares outstanding increased by 8,424 due to the dilutive impact of options. The options had no dilutive effect on diluted weighted average shares for the three months ended June 30, 2007. There were 16,525 anti-dilutive (not in the money) options outstanding for the three months ended June 30, 2007 compared to none for the three months ended June 30, 2006. There were 11,686 anti-dilutive options outstanding for the six months ended June 30, 2007 compared to no anti-dilutive options outstanding for the six-month period ended June 30, 2006.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the six months ended June 30.

	Six months ended June 30, 2007 (Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,209	2,903,530	$0.76

Effect of dilutive securities	—	12,161

Diluted net income per share	$2,209	2,915,691	$0.76

	Six months ended June 30, 2006 (Dollars in thousands, except for per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,513	2,507,027	$1.00

Effect of dilutive securities	—	22,557

Diluted net income per share	$2,513	2,529,584	$0.99

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended June 30.

	Three months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,257	2,912,889	$0.43

Effect of dilutive securities	—	9,254

Diluted net income per share	$1,257	2,922,143	$0.43

	Three months ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,415	2,885,988	$0.49

Effect of dilutive securities	—	24,816

Diluted net income per share	$1,415	2,910,804	$0.49

(3) Stock Option Plan (dollars in thousands, except per share data)

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

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	Six months ended June 30,
	2007	2006
Weighted-average fair value of options granted during the year	$8.73	$8.75

Assumptions:
Average risk free interest rate	4.66%	4.52%
Average expected volatility	24.82%	30.37%
Expected dividend rate	2.40%	2.40%
Expected life in years	7.00	7.01

A summary of option activity under the Plan as of June 30, 2007, and changes during the six-month period ended June 30, 2007 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2006	61,476	$21.83
Granted	16,525	$32.60
Forfeited	1	$13.25
Exercised	(19,750)	$11.98

Outstanding at June 30, 2007	58,252	$28.22	7.54 years	$120

Exercisable at June 30, 2007	19,630	$23.96	6.98 years	$106

There were 15,802 shares of non-vested restricted stock as of December 31, 2006. 6,589 shares vested on January 1, 2007 and 500 shares vested on June 21, 2007 resulting in a balance of non-vested restricted stock of 8,713 shares as of June 30, 2007.

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
July 1 – December 31, 2007	$63	$43	$106
2008	110	51	161
2009	42	—	42
2010	29	—	29
2011	14	—	14
2012	1	—	1

Total	$259	$94	$353

The intrinsic value of options exercised during the six months ended June 30, 2007 was $422 thousand. $237 thousand was received for options exercised.

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the six- and three-month periods ended June 30, 2007 and 2006 includes the following components.

	Six months ended June 30, (Dollars in thousands)
	2007	2006
Service cost	$2	$4
Interest cost	22	22
Prior service cost	(4)	—

Net periodic postretirement benefit cost	$20	$26

	Three months ended June 30, (Dollars in thousands)
	2007	2006
Components of net periodic cost:
Service cost	$1	$2
Interest cost	11	11
Prior service cost	(2)	—

Net periodic postretirement benefit cost	$10	$13

The Company expects to contribute $40 thousand to its postretirement benefit plan in 2007. No contributions were made in the first six months of 2007.

(5) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of June 30, 2007:

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and Farm Credit bonds.	$18,151	$235	$22,413	$319	$40,564	$554
Municipal obligations	12,115	321	14,988	648	27,103	969
Mortgage-backed securities	9,191	152	40,132	1,784	49,323	1,936
Corporate bonds	2,931	98	—	—	2,931	98
Equity securities	941	59	—	—	941	59

Total	$43,329	$865	$77,533	$2,751	$120,862	$3,616

As of June 30, 2007, management has concluded that the unrealized losses above (which consisted of 175 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include fifty-four (54) municipal obligations, thirty-eight (38) mortgage-backed securities and twenty-two (22) securities of U.S. government sponsored enterprises. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in its investment portfolio with no gain or loss on the transaction since the fair market value of equity securities received by the Bank equaled its initial cost of the investment.

(6) Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net Income	$1,257	$1,415	$2,209	$2,513
Other comprehensive income (loss):
Net increase (decrease) in the fair value of Investment securities available for sale, net of tax	(1,180)	(822)	(878)	(1,103)

Total comprehensive income	$77	$593	$1,331	$1,410

(7) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material impact to its financial position, results of operations or cash flows. The Company and the Bank’s tax filings for years ended 2003 through 2005 are currently open to audit under statutes of limitation by the Internal Revenue Service and North Carolina Department of Revenue.

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

On June 14, 2007, the FASB ratified the consensuses reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” to provide guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Retrospective application to previously issued financial statements is prohibited. The Company does not expect this issue to have a material impact on its financial position, results of operations or cash flows.

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

As of June 30, 2007, we had consolidated assets of approximately $629.6 million, total loans of approximately $436.6 million, total deposits of approximately $518.3 million and shareholders’ equity of approximately $63.4 million. For the three months ended June 30, 2007, we had net income of $1.3 million or $0.43 basic and diluted earnings per share, compared to net income of $1.4 million, or $0.49 basic and diluted earnings per share for the three months ended June 30, 2006. For the six months ended June 30, 2007, we had net income of $2.2 million or $0.76 basic and diluted earnings per share, compared to net income of $2.5 million or $1.00 basic and $0.99 diluted earnings per share for the six months ended June 30, 2006.

The decrease in earnings per share is primarily due to a decrease in earnings for the first six months of 2007 compared to the same period in 2006 and the sale of 862,500 additional shares of common stock near the end of the first quarter of 2006 for $26.5 million. The proceeds from the common stock sale are being used to support the Bank’s various strategic initiatives for expansion and growth over the next several years.

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

Comparison of the Results of Operations for the Three- and Six-Month Periods Ended June 30, 2007 and 2006

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2007 as compared to the same periods in 2006.

Condensed Consolidated Statements of Income

(Dollars in thousands)

	For the Three Months Ended June 30, 2007	Changes from the Prior Year		For the Six Months Ended June 30, 2007	Changes from the Prior Year
		Amount	%		Amount	%
Gross interest income	$9,871	$942	10.5	$19,687	$2,461	14.3
Gross interest expense	4,905	1,238	33.8	9,768	2,671	37.6

Net interest income	4,966	(296)	(5.6)	9,919	(210)	(2.1)
Provision for loan losses	(489)	(689)	(344.5)	(99)	(499)	(124.8)

Net interest income after
Provision for loan losses	5,455	393	7.8	10,018	289	3.0

Noninterest income	1,585	36	2.3	3,266	402	14.0
Noninterest expense	5,241	735	16.3	10,202	1,294	14.5

Income before income taxes	1,799	(306)	(14.5)	3,082	(603)	(16.4)
Income tax provision	542	(148)	(21.4)	873	(299)	(25.5)

Net income	$1,257	$(158)	(11.2)	$2,209	$(304)	(12.1)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2007 was $5.0 million, a decrease of

$296 thousand or 5.6% when compared to net interest income of $5.3 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, net interest income was $9.9 million, a decrease of $210 thousand or 2.1% when compared to net interest income of $10.1 million for the period in 2006

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non interest bearing deposits.

Interest income increased $0.94 million or 10.5% for the three months ended June 30, 2007 compared to the same three months of 2006. Interest income increased $2.5 million or 14.3% for the six months ended June 30, 2007 compared to the same six months in 2006. The increases for the three and six months ended June 30, 2007 are due to increases in average interest rates earned on our average earning assets and increases in volume of average earning assets of $40.4 million and $51.2 million, respectively, as compared to the same periods in 2006. We funded the increases in interest-earning assets primarily with in-market certificates of deposit (“CD’s”) and repurchase agreements. The tax equivalent yield on average earning assets increased 18 basis points for the quarter ended June 30, 2007 to 7.22% from 7.04% for the same period in 2006. For the first six months of 2007, the yield on average earning assets, on a tax-equivalent basis, increased 26 basis points to 7.23% compared to 6.97% at June 30, 2006. Management attributes the increase in the yield on our earning assets to the increase in short-term market interest rates. The Federal Reserve Board raised its target for federal funds rate by 100 basis points during the first six months of 2006. The full impact of these increases is reflected in 2007. Approximately $223.6 million or 51.2% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 27 basis points for the second quarter of 2007 compared to the second quarter of 2006 and 43 basis points for the six-month periods ended June 30, 2007 and 2006.

Conversely, our average cost of funds during the second quarter of 2007 was 4.34%, an increase of 81 basis points when compared to 3.53% for the second quarter of 2006. Average rates paid on bank certificates of deposit increased 78 basis points from 4.25% for the quarter ended June 30, 2006 to 5.03% for the quarter ended June 30, 2007, while our average cost of borrowed funds increased 19 basis points during the second quarter of 2007 compared to the same period in 2006. Total interest expense increased $1.2 million or 33.8% during the second quarter of 2007 compared to the same period in 2006, primarily the result of increased market rates paid on certificates of deposit. For the six months ended June 30, 2007, our cost of funds was 4.33% an increase of 94 basis points when compared to 3.39% for the same period in 2006. Average rates paid on bank certificates of deposit increased 91 basis points from 4.10% to 5.01% for the first six months of 2007, while our cost of borrowed funds increased 105 basis points compared to the same period a year ago. Total interest expense increased $2.7 million or 37.6% during the six months of 2007 compared to the same period in 2006, the result of increased volume of interest-bearing liabilities and increased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $32.3 million for the six months of 2007 compared with the same period in 2006.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing non-interest bearing deposits in earning assets.

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended June 30, 2007 was 3.69% compared to 4.19% in the second quarter of 2006 while our net interest spread decreased 63 basis points during the same period. For the six months ended June 30, 2007, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 3.70% compared to 4.14% in the six moths of 2006 while our net interest spread decreased 68 basis points. The decrease in our net interest margin and spread is the result of increased competitive pricing for money market accounts and certificates of deposit.

Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended June 30, 2007 and 2006 were 81.5% and 80.6%, respectively. For the six months ended June 30, 2007, average interest-bearing liabilities as a percentage of interest-earning assets were 81.6% compared to 83.5% for the six months ended June 30, 2006.

Margin pressure began to decline in the second quarter of 2007 as our net interest margin began to level out, declining only 2 basis points from the first quarter of 2007. Management plans to improve net interest income by growing our balance sheet while maintaining a constant or improving interest margin. Our margin should benefit from the June 2007 retirement of trust preferred securities that carried an interest rate of LIBOR plus 345 basis points.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended June 30, 2007 and 2006

	Average Balance	2007 Yield/ Rate	Income/ Expense	Average Balance	2006 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$421,305	7.94%	$8,342	$401,774	7.67%	$7,687
Taxable securities	96,807	4.68%	1,129	79,526	4.43%	878
Non-taxable securities (2)	32,658	5.64%	459	28,814	5.61%	403
Other investments	5,990	6.50%	97	6,264	6.28%	98

Total interest-earning assets	556,760	7.22%	$10,027	516,378	7.04%	$9,066
Cash and due from banks	14,976			19,517
Bank premises and equipment, net	24,437			20,123
Other assets	18,696			17,495

Total assets	$614,869			$573,513

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$410,061	4.11%	$4,202	$381,490	3.28%	$3,122
Short-term borrowings	43,701	6.45%	703	8,608	4.85%	104
Long-term obligations	—	—%	—	26,310	6.72%	441

Total interest-bearing liabilities	453,762	4.34%	4,905	416,408	3.53%	3,667
Non-interest-bearing deposits	91,905			94,221
Other liabilities	5,504			3,224
Shareholders’ equity	63,698			59,660

Total liabilities and Shareholders’ equity	$614,869			$573,513

Net interest income and net interest margin (FTE) (3)		3.69%	$5,122		4.19%	$5,399

Interest rate spread (FTE) (4)		2.88%			3.51%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $ 195 thousand and $136 thousand for periods ended June 30, 2007 and 2006, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $156 thousand and $137 thousand for periods ended June 30, 2007 and 2006, respectively.

(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

For the six months ended June 30, 2007 and 2006

	Average Balance	2007 Yield/ Rate	Income/ Expense	Average Balance	2006 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$415,499	7.98%	$16,452	$394,097	7.55%	$14,747
Taxable securities	96,592	4.71%	2,256	76,362	4.56%	1,726
Non-taxable securities (2)	32,717	5.65%	917	28,915	5.62%	806
Other investments	12,822	5.88%	374	7,050	6.32%	221

Total interest-earning assets	557,630	7.23%	$19,999	506,424	6.97%	$17,500
Cash and due from banks	15,131			20,837
Bank premises and equipment, net	24,094			19,695
Other assets	18,332			19,607

Total assets	$615,187			$566,563

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$412,608	4.10%	$8,385	$383,644	3.17%	$6,026
Short-term borrowings	42,391	6.58%	1,383	12,753	3.42%	216
Long-term obligations	—	—%	—	26,310	6.55%	855

Total interest-bearing liabilities	454,999	4.33%	9,768	422,707	3.39%	7,097
Non-interest-bearing deposits	90,575			81,305
Other liabilities	5,665			3,424
Shareholders’ equity	63,948			59,127

Total liabilities and Shareholders’ equity	$615,187			$566,563

Net interest income and net interest margin (FTE) (3)		3.70%	$10,231		4.14%	$10,403

Interest rate spread (FTE) (4)		2.90%			3.58%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $ 430 thousand and $271 thousand for periods ended June 30, 2007 and 2006, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $312 thousand and $274 thousand for periods ended June 30, 2007 and 2006, respectively.

(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended June 30, 2007 and 2006

Increase (Decrease) in interest income and expense due to changes in:

	2007 compared to 2006
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$380	$275	$655
Taxable securities	196	55	251
Non-taxable securities (2)	54	2	56
Other investments	(4)	3	(1)

Interest income	626	335	961

Interest-bearing deposits	263	817	1,080
Short-term borrowings	494	105	599
Long-term obligations	(220)	(221)	(441)

Interest expense	537	701	1,238

Net interest income	$89	$(366)	$(277)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $156 thousand and $137 thousand for periods ended June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007 and 2006

Increase (Decrease) in interest income and expense due to changes in:

	2007 compared to 2006
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$824	$881	$1,705
Taxable securities	465	65	530
Non-taxable securities (2)	106	5	111
Other investments	175	(22)	153

Interest income	1,570	929	2,499

Interest-bearing deposits	522	1,837	2,359
Short-term borrowings	734	433	1,167
Long-term obligations	(427)	(428)	(855)

Interest expense	829	1,842	2,671

Net interest income	$741	$(913)	$(172)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $312 thousand and $274 thousand for periods ended June 30, 2007 and 2006, respectively.

Provision for loan losses

During the second quarter 2007 management implemented improvements to the methodology used to estimate the allowance for loan loss (“AFLL”). As a result, at June 30, 2007 we reduced our AFLL balance by $539 thousand which resulted in a negative provision expense of $489 thousand and $99 thousand, respectively, thousand for the three- and six-month periods ended June 30, 2007. As a percentage of loans, the AFLL was reduced to 1.02% down from 1.13% at December 31, 2006. The provision for loan losses charged to operations during the three and six months ended June 30, 2006 was $200 thousand and $400 thousand, respectively. The Bank had net charge-offs of $139 thousand for the quarter ended June 30, 2007 compared to net charge-offs of $53 thousand during the second quarter of 2006. For the six-month periods ended June 30, 2007 and 2006, the Bank had net charge-offs of $151 thousand and $51 thousand, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Also, see Asset Quality.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and six-periods ended June 30, 2007 and 2006.

	For the Three Months Ended June 30, 2007	Changes from the Prior Year		For the Six Months Ended June 30, 2007	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$764	$(56)	(6.8)	$1,534	$(79)	(4.9)
Other service charges and fees	403	16	4.1	729	126	20.9
Mortgage origination brokerage fees	313	87	38.5	561	121	27.5
Income from bank owned life insurance	73	(19)	(20.7)	145	(12)	(7.6)
Other operating income	32	8	33.3	297	246	482.4

Total noninterest income	$1,585	$36	2.3	$3,266	$402	14.0

Noninterest income increased $36 thousand or 2.3% to $1.59 million for the second quarter of this year compared to $1.55 million for the same period in 2006. For the six months ended June 30, 2007, noninterest income increased $402 thousand or 14.0% to $3.27 million compared to $2.86 million for the same period in 2006. The increase in noninterest income in the second quarter of 2007 is primarily due to an increase in mortgage origination brokerage fees of $87 thousand generated by our mortgage loan department compared to the previous year period. The increase in mortgage loan origination fees during the period were partially offset by decreases of fees on service charges on deposit accounts and income from bank owned life insurance of $56 thousand and $19 thousand, respectively. The year to date increase in noninterest income is primarily the result of the recapture of $240 thousand representing our allowance for losses on unfunded loan commitments. During the first quarter of 2007, management reviewed its unfunded loan commitments and found no outstanding loan commitments that were doubtful of collection if the commitment were funded and therefore determined such reserves were no longer needed. The increase in other service charges and fees compared to the prior year period is the result of increased merchant discount income generated by our merchant services unit. Year to date mortgage loan origination brokerage fees increased $121 thousand compared to the previous year six- month period as we continue to expand our mortgage loan origination effort. The above mentioned increases in noninterest income for the first six months of 2007 compared to same period in 2006, were partially offset by a decrease in service charges on deposit accounts as we experienced a decrease in overdraft protection fees of $56 thousand and a decrease in service charge fees of $25 thousand on demand deposits.

Noninterest expense

Noninterest expense increased 16.3% and 14.5%, respectively for the three and six months ended June 30, 2007, as compared to the same periods in 2006. The increases in the three-month and six-month periods are principally due to general increases in salary and benefits expense, professional fees and other operating expense. The following table presents the components of noninterest expense for the three- and six-months ended June 30, 2007 and dollar and percentage changes from the prior year.

	For the Three Months Ended June 30, 2007	Changes from the Prior Year		For the Six Months Ended June 30, 2007	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,066	$219	11.9	$4,046	$428	11.8
Retirement and other employee benefits	723	53	7.9	1,393	61	4.6
Occupancy	430	15	3.6	862	52	6.4
Equipment	548	98	21.8	1,047	179	20.6
Professional fees	168	138	460.0	474	395	500.0
Supplies	144	69	92.0	198	40	25.3
Telephone	137	7	5.4	269	32	13.5
Other operating expenses	1,025	136	15.3	1,913	107	5.9

Total noninterest expenses	$5,241	$735	16.3	$10,202	$1,294	14.5

Salaries and benefits increased 10.8% and 9.9%, respectively for the three and six months ended June 30, 2007, as compared to the same periods in 2006. Salaries and benefits increased $272 thousand for the three-month period ended June 30, 2007 compared to the same period of 2006, as we staffed four new branches opening in the coming months and hired three management trainees during the second quarter of 2007 as we prepare for future growth. On a six month comparison between 2007 and 2006, salaries and benefits increased $489 thousand or 9.9% due to the addition of business development officers in some of our newer markets, additional mortgage loan originators to our expanding mortgage loan brokerage service, one additional member to financial services sales group and the aforementioned branch staffing and trainees. As of June 30, 2007, we had 217 full time equivalent employees and operated 22 full service banking offices.

Occupancy expense increased $15 thousand or 3.6% during the second quarter of 2007 compared to the second quarter of 2006 and $52 thousand or 6.4% in the first half of 2007 when compared to the same period in 2006. The increase in both the three- and six-month periods is primarily due to cost associated with the new branches being opened.

Equipment expense increased during the second quarter of 2007 by $98 thousand or 21.8% compared to the second quarter of 2006 and when compared on a year-to-date basis, equipment expense increased $179 thousand or 20.6%. Early in 2007 management elected to outsource the Bank’s check processing function. We accelerated the remaining depreciation on our check processing equipment and software to coincide with our back-office change-over scheduled to occur in June of 2007 which resulted in depreciation expense increasing $96 thousand during the second quarter of 2007 compared to the second quarter of 2006 and increased our equipment depreciation expense on comparative 2007 and 2006 year to date basis by $193 thousand. The decision to outsource is expected to produce cost savings in future periods.

Professional fees, which include consulting, audit and legal fees, increased $138 thousand for the three months ended June 30, 2007 compared to the same period of 2006 and increased $395 thousand when compared on a year to date basis to the prior year period. Consulting expense during the second quarter increased $83 thousand and accounted for most of the increase in professional fees as loan related consulting fees increased by $21 thousand while our Human Resources department incurred $31 thousand in consultant fees and our Information Technology (“IT”) department contracted a third party vendor to perform intrusion testing on the Bank’s network at a cost of $16 thousand. On a year to date basis, consulting expense increased $205 thousand in 2007 when compared to the same period in 2006. Loan related consulting expense during the first six months of 2007 increased $100 thousand over the prior year period while our Human Resources and IT departments accounted for $76 thousand and $11 thousand, respectively, of the year to date increase. Audit and accounting fees in the second quarter of 2007 increased $16 thousand over audit fees incurred during the second quarter of 2006 and for the six month period ended June 30, 2007 audit fees increased $149 thousand over the prior year six month period, a portion of which can be contributed to Sarbanes-Oxley Section 404 compliance as we became an accelerated filer for 2007. Legal fees increased $39 thousand during the second quarter of 2007 compared to the second quarter of 2006 and increased $40 thousand for the first six months of 2007 compared to the same period of 2006 due to increased general corporate reporting and disclosure matters.

Supplies expense increased $69 thousand in the second quarter of 2007 compared to same period of 2006 and for the comparative six-month basis we experienced an increase of $40 thousand, primarily the result of outsourcing our item processing which required us to purchase various new forms and documents.

Other operating expenses increased $136 thousand or 15.3% from $889 thousand for the three months ended June 30, 2006 to $1.0 million for the three months ended June 30, 2007. Most of this increase in the second quarter of 2007 is attributable to an other-than-temporary impairment charge of $90 thousand we recorded against our original equity position of $300 thousand in a company formed to provide trust services for community banks. For the six-month period ended June 30, 2007 and 2006, other operating expense increased $107 thousand or 5.9%. In addition to the above mentioned other-than-temporary impairment charge, we experienced increases in other outside service of $58 thousand, increased corporate franchise taxes of $40 thousand and increased recruiting expense of $27 thousand. These increases over the prior year six-month period were partially offset by decreases in advertising and public relations of $35 thousand, decreased courier expense of $30 thousand as a result of outsourcing our item processing and a decrease of $31 thousand of credit card scorecard expense (redemption of reward points on credit cards that were sold in the fourth quarter of 2005).

Income taxes

Income tax expense for the three months ended June 30, 2007 and 2006 was $542 thousand and $690 thousand, respectively, resulting in effective tax rates of 30.1% and 32.8%, respectively. For the six-month period ending June 30, 2007, tax expense was $0.9 million compared to $1.2 million for the same period of 2006, which resulted in effective tax rates of 28.3% and 31.8%, respectively. The decreased effective tax rate in 2007 is due to a higher ratio of tax-exempt to taxable income compared to 2006. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $629.6 million at June 30, 2007, $624.1 million at December 31, 2006 and $579.1 million at June 30, 2006. Deposit growth and short-term borrowings primarily funded our year-over-year asset growth. For the twelve months ended June 30, 2007, we grew our loans $23.2 million or 5.6% while our deposits grew by approximately $40.0 million or 8.4%. Year-over-year, our earning assets grew through loan originations and additions to our available-for-sale investment securities portfolio. For the six months ended June 30, 2007, we experienced increased loan demand as loans outstanding increased $18.7 million and deposits increased by $6.0 million.

Loans

As of June 30, 2007, total loans had increased to $436.6 million, up 4.5% from total loans of $417.9 million at December 31, 2006 and up 5.6% from total loans of $413.4 million at June 30, 2006. The year-over-year and first six months of 2007 increase in loan demand is primarily due to loan growth occurring in our branches in our newer markets. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. For the six months ended June 30, 2007, loan demand on the Outer Banks of North Carolina has been a little flatter than we usually see at this time of year due to a slowing of new construction of vacation rental homes on the Outer Banks. However, vacation home rentals are up over last year and the resulting retail business has been brisk. We expect the Outer Banks’ economy to remain strong.

Asset Quality

As a result of the Interagency Policy Statement of the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it uses to estimate the allowance for loan losses. At June 30, 2007, our allowance for loan losses as a percentage of loans was 1.02%, down from 1.13% at December 31, 2006. In evaluating the allowance for loan losses, we prepare a statistically-based analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

Homogeneous loan groups are assigned risk factors based on their perceived loss potential and on their respective risk ratings. The Bank utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in FAS 114. Other groups of loans based on certain asset quality indicators and loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

A portion of the Bank’s allowance for loan losses is not allocated to any specific category of loans. This unallocated portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion of the allowance considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions.

While we believe that although our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Net charge-offs for the first half of 2007 totaled $151 thousand compared to net charge-offs of $51 thousand during the first half of 2006. We recognized a negative provision of $99 thousand for the six months ended June 30, 2007 as a result of our adjusted allowance calculation discussed above. The provision for loan losses charged to operations for the six months ended June 30, 2006 was $400 thousand. The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006.

Analysis of Changes in Allowance for Loan Losses

	For the six months Ended June 30,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$436,610	$413,432

Average loans outstanding-gross	$420,361	$398,920

Allowance for loan losses at beginning of period	$4,725	$4,650

Loans charged off:
Real estate	—	—
Installment loans	(28)	(10)
Credit cards and related plans	—	—
Commercial and all other loans	(134)	(59)

Total charge-offs	(162)	(69)

Recoveries of loans previously charged off:
Real estate	—	7
Installment loans	11	3
Credit cards and related plans	—	2
Commercial and all other loans	—	6

Total recoveries	11	18

Net charge offs	(151)	(51)

Provision for loan losses	(99)	400

Allowance for loan losses at end of period	$4,475	$4,999

Ratios
Annualized net charge offs to average loans during the period	0.07%	0.03%
Allowance for loan losses to loans at period end	1.02%	1.21%
Allowance for loan losses to nonperforming loans at period end	341%	1,013%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $1.6 million and $0.4 million, or 0.36% and 0.10% of loans outstanding at June 30, 2007 and December 31, 2006, respectively as nonaccrual loans increased by $1.1 million during the second quarter. On June 30, 2007, our nonperforming assets consisted of nonperforming loans (nonaccruing and restructured loans) of $1.3 million, $0.3 million in repossessions and we had no foreclosed properties. The increase in nonperforming loans during the second quarter of 2007 is principally the result of placing two loans (both loans to same borrower) secured by commercial real estate totaling approximately $0.9 million on nonaccrual status. We anticipate liquidating the property with little or no loss during the third quarter of 2007.

Loans considered impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under SFAS No. 114. At June 30, 2007, we had loans totaling $12.2 million (which includes $1.3 million in nonperforming loans) which were considered to be impaired under SFAS No. 114 compared to $0.1 million at December 31, 2006. The increase in volume of loans considered impaired is primarily due to changing economic conditions in the past several months (primarily management’s perception of the effect of the real estate slowdown in several of our primary market areas on some of the Bank’s borrowers). Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under SFAS No. 114 and their associated reserve allocation, if any, at June 30, 2007.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accruals loans	5	$1.2	$0.3
Restructured loans	3	0.1	—

Total nonperforming loans	8	$1.3	$0.3

Other impaired loans with allocated reserves	7	6.4	1.3
Impaired loans without allocated reserves	5	4.5	—

Total impaired loans	20	$12.2	$1.6

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

Our investment securities totaled $125.4 million at June 30, 2007, $125.9 million at December 31, 2006 and $104.7 million at June 30, 2006. The increase in investment securities of $20.7 million or 19.8% when compared to June 30, 2006 is principally due to a $25.0 million “prefund” strategy implemented early in the fourth quarter of 2006. We preinvested future cash flows with short-term borrowing in order to capture currently available high yields versus waiting for cash roll off later that may have to be reinvested at lower rates. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At June 30, 2007, the securities portfolio had unrealized net losses of approximately $3.6 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at June 30, 2007 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of June 30, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of June 30, 2007 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$28,251	$26,937
Federal Home Loan Mortgage Corporation	20,424	19,791
Federal Home Loan Banks	34,176	33,742

At June 30, 2007, we held $7.9 million in bank owned life insurance, compared to $7.7 million and $7.6 million at December 31, 2006 and June 30, 2006, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $518.3 million as of June 30, 2007 compared to deposits of $512.2 million at December 31, 2006 and up 8.4% compared to deposits of $478.3 million at June 30, 2006. We attribute our deposit growth during the twelve months ended June 30, 2007 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase during 2007.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $40.8 million at June 30, 2007, compared to $31.1 million on December 31, 2006, a net increase of $9.7 million due an additional $5.0 million 30 day advance from the FHLB and increased repurchase agreement balances of $4.7 million.

Long-Term Obligations

On June 26, 2007, we redeemed all of our junior subordinated debentures ($10.3 million) originally issued June 26, 2002 and as a result we had no long-term obligations as of June 30, 2007.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $125.9 million and $124.8 million of advances from the FHLB at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, we had outstanding FHLB advances totaling $8.0 million compared to $3.0 million and $16.0 million at December 31, 2006 and June 30, 2006, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2007, we owned 14,822 shares of the FHLB’s $100 par value capital stock, compared to 12,293 and 18,143 shares at December 31, 2006 and June 30, 2006, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $27.0 million available to us at June 30, 2007 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2007, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the six months ended June 30, 2007 totaled $1.8 million, compared to net cash provided by operations of $4.6 million for the same period in 2006. Net cash used in investing activities decreased to $21.3 million for the six months ended June 30, 2007, as compared to $31.5 million for the same period in 2006 primarily due to the decrease in net loan originations. Net cash provided by financing activities was $4.7 million for the first half of 2007, compared to net cash provided of $29.9 million for the same period in 2006 due primarily to $24.3 million in net proceeds from issuance of common stock in 2006. Cash and cash equivalents at June 30, 2007 were $25.2 million compared to $21.9 million at June 30, 2006.

Capital Resources

Shareholders’ Equity

Shareholders’ equity increased by approximately $0.6 million to $63.4 million at June 30, 2007 from $62.8 million at December 31, 2006. We generated net income of $2.2 million, experienced an increase in net unrealized loss on available-for-sale securities of $0.9 million, issued 19,750 shares of common stock or $0.2 million related to exercise of stock awards and recognized stock based compensation expense of $0.1 million on incentive stock awards. We declared cash dividends of $1.0 million or $0.35 per share during the first half of 2007.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of June 30, 2007, we and the Bank met all capital adequacy requirements to which we are subject.

During the first half of 2007, we experienced a decline in our Tier 1 capital ratios when compared to the periods ending December 31, and June 30, 2006. This decline is primarily due to our decision to call $10.3 million of junior subordinated debentures and the related trust preferred securities in June 2007.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio			Minimum required for capital adequacy purposes Ratio		Our Ratio	Bank’s Ratio
As of June 30, 2007:
Tier 1 Capital (to Average Assets)	≥	5.00%		≥	3.00%	10.68%	8.96%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%		≥	4.00%	12.80	10.74
Total Capital (to Risk Weighted Assets)	≥	10.00%		≥	8.00%	13.67	11.61

As of December 31, 2006:
Tier 1 Capital (to Average Assets)	≥	5.00%		≥	3.00%	12.05%	8.81%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%		≥	4.00%	15.08	11.04
Total Capital (to Risk Weighted Assets)	≥	10.00%		≥	8.00%	16.04	12.00

As of June 30, 2006:
Tier 1 Capital (to Average Assets)	≥	5.00%		≥	3.00%	12.54%	9.08%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%		≥	4.00%	15.12	10.97
Total Capital (to Risk Weighted Assets)	≥	10.0	0%	≥	8.00%	16.17	12.02

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with

Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act. We review our disclosure controls and procedures, which may include our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2007, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 17, 2007.

(b)	At our Annual Meeting, the three Directors listed in the following table were elected for terms of three years or until their respective successors are duly elected and qualified. Our incumbent Directors whose terms of office continued after the meeting are: George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Bryant Kittrell III, B. Martelle Marshall and R. S. Spencer, Jr.

Voting for Directors was as follows:

	For	Withheld	Broker Non-vote
Arthur H. Keeney III	2,475,442	34,694	none
Joseph T. Lamb, Jr.	2,475,417	34,719	none
Michael D. Weeks	2,506,136	4,000	none

In addition to the election of Directors, the following proposal was voted on and approved at the Annual Meeting:

1. Proposal to ratify the selection of Dixon Hughes PLLC as our independent auditors as described under the caption “Ratification of Selection of Independent Auditor” in our Proxy Statement dated March 21, 2007 (approved by an affirmative vote of 2,474,434 shares or 100.0% of the shares that voted, 0 negative votes, 35,702 shares abstaining and no broker non-votes).

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

ECB BANCORP, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney III
President & CEO

Date: August 9, 2007	By:	/s/ Gary M. Adams
Gary M. Adams
Senior Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)