Form 10-Q
period 2007-09-30
ECB BANCORP INC
filed 2007-11-09
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

On November 2, 2007, there were 2,921,992 outstanding shares of Registrant’s common stock.

This Form 10-Q has 35 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$19,900	$15,591
Interest bearing deposits	876	891
Overnight investments	525	23,575

Total cash and cash equivalents	21,301	40,057

Investment securities
Available-for-sale, at market value (cost of $126,491 and $128,005 at September 30, 2007 and December 31, 2006, respectively)	124,581	125,860

Loans	440,340	417,943
Allowance for loan losses	(4,351)	(4,725)

Loans, net	435,989	413,218

Real estate and repossessions acquired in settlement of loans, net	82	240
Federal Home Loan Bank common stock, at cost	1,775	1,229
Bank premises and equipment, net	24,693	23,042
Accrued interest receivable	5,020	4,619
Bank owned life insurance	7,958	7,741
Other assets	8,280	8,064

Total	$629,679	$624,070

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$105,547	$96,890
Demand, interest bearing	97,211	94,569
Savings	18,187	19,809
Time	306,423	300,981

Total deposits	527,368	512,249

Accrued interest payable	2,877	2,363
Short-term borrowings	29,128	31,105
Long-term obligations	—	10,310
Other liabilities	4,967	5,250

Total liabilities	564,340	561,277

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,921,992 at September 30, 2007 and 2,902,242 at December 31, 2006.	10,188	10,119
Capital surplus	27,004	26,680
Retained earnings	29,342	27,333
Accumulated other comprehensive loss	(1,195)	(1,339)

Total shareholders’ equity	65,339	62,793

Total	$629,679	$624,070

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and nine months ended September 30, 2007 and 2006

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$8,651	$8,176	$25,103	$22,923
Interest on investment securities:
Interest exempt from federal income taxes	302	263	907	795
Taxable interest income	1,091	855	3,300	2,505
Dividend income	41	24	88	100
Other interest	125	49	499	270

Total interest income	10,210	9,367	29,897	26,593

Interest expense:
Deposits:
Demand accounts	527	357	1,363	901
Savings	23	27	71	83
Time	3,873	2,971	11,374	8,397
Short-term borrowings	467	161	1,850	377
Long-term obligations	—	446	—	1,301

Total interest expense	4,890	3,962	14,658	11,059

Net interest income	5,320	5,405	15,239	15,534
Provision for loan losses	—	50	(99)	450

Net interest income after provision for loan losses	5,320	5,355	15,338	15,084

Noninterest income:
Service charges on deposit accounts	736	656	2,270	2,269
Other service charges and fees	445	505	1,174	1,108
Mortgage origination brokerage fees	243	264	804	704
Income from bank owned life insurance	72	70	217	227
Income from investments in SBIC’s	—	235	—	235
Recapture of reserve for unfunded loans	—	—	240	—
Other operating income	86	23	143	74

Total noninterest income	1,582	1,753	4,848	4,617

Noninterest expenses:
Salaries	2,221	1,901	6,267	5,519
Retirement and other employee benefits	709	681	2,102	2,013
Occupancy	483	408	1,345	1,218
Equipment	411	424	1,458	1,292
Professional fees	53	78	527	157
Supplies	116	78	314	236
Telephone	146	133	415	370
Other operating expenses	1,146	888	3,059	2,694

Total noninterest expenses	5,285	4,591	15,487	13,499

Income before income taxes	1,617	2,517	4,699	6,202
Income taxes	282	822	1,155	1,994

Net income	$1,335	$1,695	$3,544	$4,208

Net income per share—basic	$0.46	$0.59	$1.22	$1.60

Net income per share—diluted	$0.46	$0.58	$1.22	$1.58

Weighted average shares outstanding—basic	2,913,279	2,886,440	2,906,797	2,638,050

Weighted average shares outstanding—diluted	2,919,190	2,910,721	2,914,825	2,663,337

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2007 and 2006

(Dollars in thousands, except per share data)

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2006	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565
Unrealized gain, net of income tax of $ (51)						81	$81	81
Net income				4,208			4,208	4,208

Total comprehensive income							$4,289

Issuance of common stock	862,500	3,019	23,503					26,522
Expenses related to issuance of common stock			(2,258)					(2,258)
Stock based compensation	(300)	18	116					134
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R		(58)	(197)		255
Cash dividends ($.51 per share)				(1,479)				(1,479)

Balance September 30, 2006	2,902,242	$10,119	$26,572	$26,453	$—	$(1,371)		$61,773

	Common Stock		Capital surplus	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2007	2,902,242	$10,119	$26,680	$27,333	$—	$(1,339)		$62,793
Unrealized gain, net of income tax of $ (90)						144	$144	144
Net income				3,544			3,544	3,544

Total comprehensive income							$3,688

Stock options exercised	19,750	69	168					237
Stock based compensation			156					156
Cash dividends ($0.525 per share)				(1,535)				(1,535)

Balance September 30, 2007	2,921,992	$10,188	$27,004	$29,342	$—	$(1,195)		$65,339

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,544	$4,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,138	906
Amortization of premium on investment securities, net	37	85
Provision for loan losses	(99)	450
Net charge-offs on loans	(275)	(2)
Gain on sale of securities	(3)	—
Stock based compensation	156	134
Impairment on community bank trust services investment	90	—
Increase in accrued interest receivable	(401)	(962)
Gain on disposal of premises and equipment	(3)	—
Loss on sale of real estate and repossession acquired in settlement of loans	24	—
Income from Bank owned life insurance	(217)	(227)
(Increase) decrease in other assets	(1,396)	1,958
Increase in accrued interest payable	514	716
Decrease in other liabilities, net	(303)	(144)

Net cash provided by operating activities	2,806	7,122

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	2,960	—
Proceeds from maturities of investment securities classified as available-for-sale	7,809	6,629
Purchases of investment securities classified as available-for-sale	(8,289)	(16,308)
Purchase of Federal Home Loan Bank common stock	(546)	(406)
Purchases of premises and equipment	(2,786)	(3,228)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans	170	—
Net loan originations	(22,433)	(36,504)

Net cash used by investing activities	(23,115)	(49,817)

Cash flows from financing activities:
Net increase in deposits	15,119	9,024
Net (decrease) increase in borrowings	(12,287)	14,586
Dividends paid	(1,516)	(1,312)
Net proceeds from issuance of common stock	237	24,264

Net cash provided by financing activities	1,553	46,562

Increase (decrease) in cash and cash equivalents	(18,756)	3,867
Cash and cash equivalents at beginning of period	40,057	18,839

Cash and cash equivalents at end of period	$21,301	$22,706

Cash paid during the period:
Interest	$14,144	$10,343
Taxes	1,454	833
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$511	$493
Unrealized gains on available-for-sale securities, net of deferred taxes	144	81
Reserve transferred from allowance for loan losses to other liabilities	—	240
Investment in SBIC transferred from other assets to available-for-sale securities	1,000	—
Transfer to and from loans to real estate and repossessions acquired in settlement of loans	36	315

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

The consolidated financial statements as of September 30, 2007 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the nine months ended September 30, 2007 and 2006, diluted weighted average shares outstanding increased by 5,519 and 16,207, respectively, due to the dilutive impact of restricted stock. For the three months ended September 30, 2007 and 2006, diluted weighted average shares outstanding increased by 5,911 and 15,802, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. For the nine months ended September 30, 2007 and 2006, diluted weighted average shares outstanding increased by 2,509 and 9,080, respectively, due to the dilutive impact of options. For the three months ended September 30, 2006, diluted weighted average shares outstanding increased by 8,479 due to the dilutive impact of options. The options had no dilutive effect on diluted weighted average shares for the three months ended September 30, 2007. There were 52,699 anti-dilutive (not in the money) options outstanding for the three months ended September 30, 2007 compared to none for the three months ended September 30, 2006. There were 13,317 anti-dilutive options outstanding for the nine months ended September 30, 2007 compared to no anti-dilutive options outstanding for the nine-month period ended September 30, 2006.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the nine months ended September 30.

	Nine months ended September 30, 2007
	(Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,544	2,906,797	$1.22

Effect of dilutive securities	—	8,028

Diluted net income per share	$3,544	2,914,825	$1.22

	Nine months ended September 30, 2006
	(Dollars in thousands, except for per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$4,208	2,638,050	$1.60

Effect of dilutive securities	—	25,287

Diluted net income per share	$4,208	2,663,337	$1.58

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended September 30.

	Three months ended September 30, 2007
	(Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,335	2,913,279	$0.46

Effect of dilutive securities	—	5,911

Diluted net income per share	$1,335	2,919,190	$0.46

	Three months ended September 30, 2006
	(Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,695	2,886,440	$0.59

Effect of dilutive securities	—	24,281

Diluted net income per share	$1,695	2,910,721	$0.58

(3) Stock Option Plan (dollars in thousands, except per share data)

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

	Nine months ended September 30,
	2007	2006
Weighted-average fair value of options granted During the year	$8.73	$8.75

Assumptions:
Average risk free interest rate	4.66%	4.52%
Average expected volatility	24.82%	30.37%
Expected dividend rate	2.40%	2.40%
Expected life in years	7.00	7.01

A summary of option activity under the Plan as of September 30, 2007, and changes during the nine-month period ended September 30, 2007 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2006	61,476	$21.83
Granted	16,525	$32.60
Forfeited	1	$13.25
Exercised	(19,750)	$11.98

Outstanding at September 30, 2007	58,252	$28.22	7.29 years	$84

Exercisable at September 30, 2007	19,630	$23.96	5.91 years	$84

There were 15,802 shares of non-vested restricted stock as of December 31, 2006. 6,589 shares vested on January 1, 2007 and 500 shares vested on June 21, 2007 resulting in a balance of non-vested restricted stock of 8,713 shares as of September 30, 2007.

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
October 1 – December 31, 2007	$31	$19	$50
2008	110	47	157
2009	42	—	42
2010	29	—	29
2011	14	—	14
2012	1	—	1

Total	$227	$66	$293

The intrinsic value of options exercised during the nine months ended September 30, 2007 was $422 thousand. $237 thousand was received for options exercised.

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the nine- and three-month periods ended September 30, 2007 and 2006 includes the following components.

	Nine months ended September 30,
	(Dollars in thousands)
	2007	2006
Service cost	$3	$6
Interest cost	33	33
Prior service cost	(6)	—

Net periodic postretirement benefit cost	$30	$39

	Three months ended September 30,
	(Dollars in thousands)
	2007	2006
Components of net periodic cost:
Service cost	$1	$2
Interest cost	11	11
Prior service cost	(2)	—

Net periodic postretirement benefit cost	$10	$13

The Company expects to contribute $40 thousand to its postretirement benefit plan in 2007. No contributions were made in the first nine months of 2007.

(5) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table segregates investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of September 30, 2007:

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and Farm Credit bonds.	$4,050	$25	$20,650	$102	$24,700	$127
Obligations of states and political subdivisions	10,165	102	12,779	434	22,944	536
Mortgage-backed securities	10,424	53	39,195	1,175	49,619	1,228

Corporate bonds	2,940	89	—	—	2,940	89

Equity securities	920	80	—	—	920	80

Total	$28,499	$349	$72,624	$1,711	$101,123	$2,060

As of September 30, 2007, management has concluded that the unrealized losses above (which consisted of 149 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include fifty-two (52) municipal obligations, thirty-eight (38) mortgage-backed securities and twenty (20) securities of U.S. government sponsored enterprises. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in our investment portfolio with no gain or loss on the transaction.

(6) Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net Income	$1,335	$1,695	$3,544	4,208
Other comprehensive income (loss):
Net increase (decrease) in the fair value of Investment securities available for sale, net of tax	1,022	1,184	144	81

Total comprehensive income	$2,357	$2,879	$3,688	$4,289

(7) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company. In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material impact to its financial position, results of operations or cash flows. The Company and the Bank’s tax filings for years ended 2004 through 2006 are currently open to audit under statutes of limitation by the Internal Revenue Service and North Carolina Department of Revenue. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or noninterest expense, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the statement to have a significant effect on its financial position, results of operations or cash flows.

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

On June 14, 2007, the FASB ratified the consensuses reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” to provide guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Retrospective application to previously issued financial statements is prohibited. This issue will not have a material impact on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, actions of government regulators, the impact on our profits of increased staffing and other expenses resulting form expansion, the level of market interest rates, weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio), the abilities of our borrowers to repay their loans, and the values of loan collateral. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend, to update these forward-looking statements.

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

As of September 30, 2007, we had consolidated assets of approximately $629.7 million, total loans of approximately $440.3 million, total deposits of approximately $527.4 million and shareholders’ equity of approximately $65.3 million. For the three months ended September 30, 2007, we had consolidated net income of $1.3 million or $0.46 basic and diluted earnings per share, compared to net income of $1.7 million, or $0.59 basic and $0.58 diluted earnings per share for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we had consolidated net income of $3.5 million or $1.22 basic and diluted earnings per share, compared to net income of $4.2 million or $1.60 basic and $1.58 diluted earnings per share for the nine months ended September 30, 2006.

The decrease in earnings per share is primarily due to increased operating expense and continued interest margin compression resulting in a decrease in earnings for the first nine months of 2007 compared to the same period in 2006 and the sale of 862,500 additional shares of common stock near the end of the first quarter of 2006 for $26.5 million. The proceeds from the common stock sale are being used to support the Bank’s various strategic initiatives for expansion and growth over the next several years.

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

Comparison of the Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2007 and 2006

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2007 as compared to the same periods in 2006.

	Condensed Consolidated Statements of Income
	(Dollars in thousands)
	For the Three Months Ended September 30, 2007	Changes from the Prior Year		For the Nine Months Ended September 30, 2007	Changes from the Prior Year
		Amount	%		Amount	%
Gross interest income	$10,210	$843	9.0	$29,897	$3,304	12.4
Gross interest expense	4,890	928	23.4	14,658	3,599	32.5

Net interest income	5,320	(85)	(1.6)	15,239	(295)	(1.9)
Provision for loan losses	(—)	(50)	(100.0)	(99)	(549)	N/A

Net interest income after Provision for loan losses	5,320	(35)	(0.7)	15,338	254	1.7
Noninterest income	1,582	(171)	(9.8)	4,848	231	5.0
Noninterest expense	5,285	694	15.1	15,487	1,988	14.7

Income before income taxes	1,617	(900)	(35.8)	4,699	(1,503)	(24.2)
Income tax provision	282	(540)	(65.7)	1,155	(839)	(42.1)

Net income	$1,335	$(360)	(21.2)	$3,544	$(664)	(15.8)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2007 was $5.3 million, a decrease of $85 thousand or 1.6% when compared to net interest income of $5.4 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net interest income was $15.2 million, a decrease of $295 thousand or 1.9% when compared to net interest income of $15.5 million for the same period in 2006.

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

Interest income increased $843 thousand or 9.0% for the three months ended September 30, 2007 compared to the same three months of 2006. Interest income increased $3.3 million or 12.4% for the nine months ended September 30, 2007 compared to the same nine months in 2006. The increases for the three and nine months ended September 30, 2007 are primarily due to increases in volume of average earning assets of $44.9 million and $47.8 million, respectively, as compared to the same periods in 2006. We funded the increases in interest-earning assets primarily with in-market certificates of deposit (“CD’s”) and repurchase agreements. The tax equivalent yield on average earning assets increased 4 basis points for the quarter ended September 30, 2007 to 7.25% from 7.21% for the same period in 2006. For the first nine months of 2007, the yield on average earning assets, on a tax-equivalent basis, increased 20 basis points to 7.24% compared to 7.04% at September 30, 2006. Management attributes the increase in the yield on our earning assets for the comparative nine-month periods to the increase in short-term market interest rates. The Federal Reserve Board raised its target for federal funds rate by 100 basis points during the first nine months of 2006. The full impact of these increases is reflected in 2007. Approximately $222.7 million or 50.5% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 31 basis points when compared to the nine-month period ended September 30, 2006.

Our average cost of funds during the third quarter of 2007 was 4.25%, an increase of 44 basis points when compared to 3.81% for the third quarter of 2006. Average rates paid on money market checking accounts increased approximately 51 basis points from 1.33% to 1.84% while bank certificates of deposit increased 58 basis points from 4.51% for the quarter ended September 30, 2007 to 5.09% for the third quarter of 2006. Total interest expense increased $928 thousand or 23.4% during the third quarter of 2007 compared to the same period in 2006, primarily the result of increased market rates paid on certificates of deposit. Our cost of borrowed funds decreased 135 basis points compared to the same period a year ago, the result of the retirement of trust preferred securities that carried an interest rate of LIBOR plus 345 basis points. For the nine months ended September 30, 2007, our cost of funds was 4.30%, an increase of 78 basis points when compared to 3.52% for the same period in 2006. Average rates paid on bank certificates of deposit increased 80 basis points from 4.24% to 5.04% for the first nine months of 2007. Total interest expense increased $3.6 million or 32.5% during the nine months of 2007 compared to the same period in 2006, the result of increased volume of interest-bearing liabilities and increased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $36.2 million from September 30, 2006 to September 30, 2007.

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

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended September 30, 2007 was 3.83% compared to 4.21% in the third quarter of 2006 while our net interest spread decreased 40 basis points during the same period. For the nine months ended September 30, 2007, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 3.74% compared to 4.15% in the nine months of 2006 while our net interest spread decreased 58 basis points. The decrease in our net interest margin and spread is the result of increased competitive pricing for money market accounts and certificates of deposit. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended September 30, 2007 and 2006 were 80.5% and 79.0%, respectively. For the nine months ended September 30, 2007, average interest-bearing liabilities as a percentage of interest-earning assets were 81.2% compared to 81.8% for the nine months ended September 30, 2006.

Margin pressure began to decline in the third quarter of 2007 as our net interest margin increased approximately 14 basis points when compared to the second quarter of 2007.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the Three Months Ended September 30, 2007 and 2006

	Average Balance	2007 Yield/ Rate	Income/ Expense	Average Balance	2006 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$433,057	7.93%	$8,651	$413,628	7.84%	$8,176
Taxable securities	93,949	4.78%	1,132	78,653	4.43%	879
Non-taxable securities (2)	32,672	5.56%	458	28,650	5.52%	398
Other investments	7,774	6.38%	125	1,613	12.05%	49

Total interest- earning assets	567,452	7.25%	$10,366	522,544	7.21%	$9,502
Cash and due from banks	15,660			16,365
Bank premises and equipment, net	24,728			21,352
Other assets	18,674			17,501

Total assets	$626,514			$577,762

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$420,680	4.17%	$4,423	$375,940	3.54%	$3,355
Short-term borrowings	35,873	5.16%	467	14,558	4.39%	161
Long-term obligations	—	—	—	22,344	7.92%	446

Total interest- bearing liabilities	456,553	4.25%	4,890	412,842	3.81%	3,962
Non-interest-bearing deposits	100,365			100,067
Other liabilities	5,284			4,349
Shareholders’ equity	64,312			60,504

Total liabilities and Shareholders’ equity	$626,514			$577,762

Net interest income and net interest margin (FTE) (3)		3.83%	$5,476		4.21%	$5,540

Interest rate spread (FTE) (4)		3.00%			3.40%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $ 181 thousand and $125 thousand for periods ended September 30, 2007 and 2006, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $156 thousand and $135 thousand for periods ended September 30, 2007 and 2006, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

For the Nine Months Ended September 30, 2007 and 2006

	Average Balance	2007 Yield/ Rate	Income/ Expense	Average Balance	2006 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$421,413	7.96%	$25,103	$400,666	7.65%	$22,923
Taxable securities	95,703	4.73%	3,388	78,403	4.44%	2,605
Non-taxable securities (2)	32,701	5.62%	1,374	28,826	5.59%	1,205
Other investments	11,112	6.00%	499	5,217	6.92%	270

Total interest- earning assets	560,929	7.24%	$30,364	513,112	7.04%	$27,003
Cash and due from banks	15,313			19,283
Bank premises and equipment, net	24,308			20,253
Other assets	18,445			17,625

Total assets	$618,995			$570,273

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$415,320	4.12%	$12,808	$381,075	3.29%	$9,381
Short-term borrowings	40,371	6.13%	1,850	11,248	4.48%	377
Long-term obligations	—	—	—	27,167	6.40%	1,301

Total interest- bearing liabilities	455,691	4.30%	14,658	419,490	3.52%	11,059
Non-interest-bearing deposits	94,536			94,352
Other liabilities	5,429			3,738
Shareholders’ equity	63,339			52,693

Total liabilities and Shareholders’ equity	$618,995			$570,273

Net interest income and net interest margin (FTE) (3)		3.74%	$15,706		4.15%	$15,944

Interest rate spread (FTE) (4)		2.94%			3.52%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $ 611 thousand and $397 thousand for periods ended September 30, 2007 and 2006, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $467 thousand and $410 thousand for periods ended September 30, 2007 and 2006, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the Three Months Ended September 30, 2007 and 2006

Increase (Decrease) in interest income and expense due to changes in:

	2007 compared to 2006
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$386	$89	$475
Taxable securities	178	75	253
Non-taxable securities (2)	56	4	60
Other investments	143	(67)	76

Interest income	763	101	864

Interest-bearing deposits	435	633	1,068
Short-term borrowings	257	49	306
Long-term obligations	(223)	(223)	(446)

Interest expense	469	459	928

Net interest income	$294	$(358)	$(64)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $156 thousand and $135 thousand for periods ended September 30, 2007 and 2006, respectively.

For the Nine Months Ended September 30, 2007 and 2006

Increase (Decrease) in interest income and expense due to changes in:

	2007 compared to 2006
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$1,211	$969	$2,180
Taxable securities	594	189	783
Non-taxable securities (2)	162	7	169
Other investments	285	(56)	229

Interest income	2,252	1,109	3,361

Interest-bearing deposits	950	2,477	3,427
Short-term borrowings	1,155	318	1,473
Long-term obligations	(651)	(650)	(1,301)

Interest expense	1,454	2,145	3,599

Net interest income	$798	$(1,036)	$(238)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $467 thousand and $410 thousand for periods ended September 30, 2007 and 2006, respectively.

Provision for loan losses

During the second quarter 2007 management implemented improvements to the methodology used to estimate the allowance for loan loss (“AFLL”). As a result, we recorded no provision expense for the third quarter of 2007 and recorded a negative provision expense of $99 thousand for the nine-month period ended September 30, 2007. The provision for loan losses charged to operations during the three and nine months ended September 30, 2006 was $50 thousand and $450 thousand, respectively. As a percentage of loans, the AFLL was reduced to 0.99% at September 30, 2007, down from 1.13% at December 31, 2006. The Bank had net charge-offs of $124 thousand for the quarter ended September 30, 2007 compared to net recoveries of $49 thousand during the third quarter of 2006. For the nine-month periods ended September 30, 2007 and 2006, the Bank had net charge-offs of $275 thousand and $2 thousand, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Also, see Asset Quality.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and nine-months periods ended September 30, 2007 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30, 2007	Changes from the Prior Year		For the Nine Months Ended September 30, 2007	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$736	$80	12.2	$2,270	$1	(0.0)
Other service charges and fees	445	(60)	(11.9)	1,174	66	6.0
Mortgage origination brokerage fees	243	(21)	(8.0)	804	100	14.2
Income from bank owned life insurance	72	2	2.9	217	(10)	(4.4)
Income from investment in SBIC’s	—	(235)	(100.0)	—	(235)	(100.0)
Recapture of reserve for unfunded loans	—	—	—	240	240	NA
Other operating income	86	63	273.9	143	69	93.2

Total noninterest income	$1,582	$(171)	(9.8)	$4,848	$231	5.0

Noninterest income decreased $171 thousand or 9.8% to $1.58 million for the third quarter of this year compared to $1.75 million for the same period in 2006. For the nine months ended September 30, 2007, noninterest income increased $231 thousand or 5.0% to $4.85 million compared to $4.62 million for the same period in 2006. The decrease in noninterest income for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the decrease of income distributions received from investments in Small Business Investment Companies (SBIC’s). During the third quarter of 2006 we received income distributions totaling $235 thousand compared to none in the same period of 2007. Service charges on demand accounts increased $80 thousand during the third quarter of 2007 compared to the same period of 2006 due to increased overdraft protection fees. Other service charges and fees decreased $60 as our merchant discount fees decreased approximately $51 thousand for the third quarter of 2007 compared to third quarter of 2006. Other operating income increased $63 for the third quarter of 2007 compared to third quarter of 2006 principally due to a gain of $46 thousand on the sale of other real estate owned during the third quarter of 2007. The year to date increase in noninterest income is primarily the result of the recapture of $240 thousand representing our allowance for losses on unfunded loan commitments. During the first quarter of 2007, management reviewed its unfunded loan commitments and determined such reserves were no longer needed. Offsetting the aforementioned recapture of allowance for losses on unfunded loans is a decrease in income distributions of $235 thousand received from investments in Small Business Investment Companies (SBIC’s) in 2006. Other service charges and fees increased $66 thousand or 6.0% compared to the prior year period due to increased merchant discount income of $63 thousand generated by our merchant services unit. Year to date mortgage loan origination brokerage fees increased $100 thousand compared to the previous year nine- month period as we continue to expand our mortgage loan origination effort.

Noninterest expense

Noninterest expense increased 15.1% and 14.7%, respectively for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. The increases in the three-month and nine-month periods are principally due to general increases in salary and benefits expense, professional fees and other operating expense. The following table presents the components of noninterest expense for the three- and nine-months ended September 30, 2007 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30, 2007	Changes from the Prior Year		For the Nine Months Ended September 30, 2007	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,221	$320	16.8	$6,267	$748	13.6
Retirement and other employee benefits	709	28	4.1	2,102	89	4.4
Occupancy	483	75	18.4	1,345	127	10.4
Equipment	411	(13)	(3.1)	1,458	166	12.8
Professional fees	53	(25)	(32.1)	527	370	235.7
Supplies	116	38	48.7	314	78	33.1
Telephone	146	13	9.8	415	45	12.2
Other operating expenses	1,146	258	29.1	3,059	365	13.5

Total noninterest expenses	$5,285	$694	15.1	$15,487	$1,988	14.7

Salaries and benefits increased 13.5% and 11.1%, respectively for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. Salaries and benefits increased $348 thousand for the three-month period ended September 30, 2007 compared to the same period of 2006, as we staffed four new branches opening in the coming months and hired three management trainees during the second quarter of 2007 as we prepare for future growth. On a nine month comparison between 2007 and 2006, salaries and benefits increased $837 thousand or 11.1% due to the addition of business development officers in some of our newer markets, additional mortgage loan originators to our expanding mortgage loan brokerage service, one additional member to financial services sales group and the aforementioned branch staffing and trainees. As of September 30, 2007, we had 217 full time equivalent employees and operated 23 full service banking offices.

Occupancy expense increased $75 thousand or 18.4% during the third quarter of 2007 compared to the third quarter of 2006 and $127 thousand or 10.4% in the first nine months of 2007 when compared to the same period in 2006. The increase in both the three- and nine-month periods is primarily due to cost associated with the new branches being opened.

Equipment expense decreased during the third quarter of 2007 by $13 thousand or 3.1% compared to the third quarter of 2006 due to decreases in equipment maintenance expense. When compared on a year-to-date basis, equipment expense increased $166 thousand or 12.8%. Early in 2007 management elected to outsource the Bank’s check processing function. We accelerated the remaining depreciation on our check processing equipment and software to coincide with our back-office change-over scheduled to occur in June of 2007 which resulted in an increase of $193 thousand in equipment depreciation expense on comparative 2007 and 2006 year to date basis. The decision to outsource is expected to produce cost savings in future periods.

Professional fees, which include consulting, audit and legal fees, decreased $25 thousand for the three months ended September 30, 2007 as audit fees decreased by $29 thousand when compared to the same period of

2006. When compared on a year to date basis to the prior year period, professional fees increased $370 thousand. For the nine month periods ended September 30, 2007 and 2006, consulting expense increased $216 thousand over the prior year and accounted for most of the increase in professional fees. Loan related consulting fees increased by $120 thousand while our Human Resources department incurred $76 thousand in consultant fees and our Information Technology (“IT”) department contracted a third party vendor to perform intrusion tests on the Bank’s network and software upgrades at a cost of $17 thousand. Audit and accounting fees for the nine month period ended September 30, 2007 increased $120 thousand over the prior year nine month period, a portion of which can be contributed to Sarbanes-Oxley Section 404 compliance. Legal fees increased $34 thousand for the first nine months of 2007 compared to the same period of 2006 due to increased general corporate reporting and disclosure matters.

Supplies expense increased $38 thousand in the third quarter of 2007 compared to same period of 2006 and for the comparative nine-month basis we experienced an increase of $78 thousand. The increase of supplies expense in both periods is primarily the result of our decision to outsource our item processing which required us to purchase various new forms and documents and the opening of new branches.

Other operating expenses increased $258 thousand or 29.1% from $888 thousand for the three months ended September 30, 2006 to $1.1 million for the three months ended September 30, 2007. Item processing fees paid in the third quarter of 2007 to our third party vendor increased by $94 thousand over the prior year three-month period. During the third quarter of 2007, we recorded a loss of $70 thousand on the disposal of repossessed loan collateral. Recruiting expense in the third quarter of 2007 increased by $30 thousand over the prior year period and charitable contributions increased by $21 thousand in the same period comparison. On a year to date comparison for the nine-month period ended September 30, 2007 and 2006, other operating expense increased $365 thousand or 13.5%. Item processing fees paid in the first nine months of 2007 to our third party vendor increased by $96 thousand over the same prior year period. We recorded an other-than-temporary impairment charge of $90 thousand against our original equity position of $300 thousand in a company formed to provide trust services for community banks and recorded a loss of $70 thousand on the disposal of repossessed loan collateral. In addition to the aforementioned items, we experienced increases in other outside service of $66 thousand, increased corporate franchise taxes of $60 thousand and increased recruiting expense of $57 thousand. These increases over the prior year nine-month period were partially offset by decreases in courier related expense of $44 thousand as a result of outsourcing our item processing, a decrease of automated teller machine expense of $39 thousand and a decrease of $31 thousand of credit card scorecard expense (redemption of reward points on credit cards that were sold in the fourth quarter of 2005).

Income taxes

Income tax expense for the three months ended September 30, 2007 and 2006 was $282 thousand and $822 thousand, respectively, resulting in effective tax rates of 17.4% and 32.7%, respectively. The effective tax rate for the quarter ended September 30, 2007 decreased significantly principally due to the recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset of $186 thousand. For the nine-month period ending September 30, 2007, tax expense was $1.2 million compared to $2.0 million for the same period of 2006, which resulted in effective tax rates of 24.6% and 32.2%, respectively. The decreased effective tax rate in 2007 is due to the aforementioned recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset and a higher ratio of tax-exempt to taxable income compared to 2006.

Balance Sheet

Our total assets were $629.7 million at September 30, 2007, $624.1 million at December 31, 2006 and $599.5 million at September 30, 2006. Deposit growth and short-term borrowings primarily funded our year-over-year asset growth. For the twelve months ended September 30, 2007, we grew our loans $17.4 million or 4.1% while our deposits grew by approximately $53.1 million or 11.2%. Year-over-year, our earning assets grew through loan originations and additions to our available-for-sale investment securities portfolio. For the nine months ended September 30, 2007, we experienced increased loan demand as loans outstanding increased $22.4 million and deposits increased by $15.1 million.

Loans

As of September 30, 2007, total loans had increased to $440.3 million, up 5.4% from total loans of $417.9 million at December 31, 2006 and up 4.1% from total loans of $423.0 million at September 30, 2006. The year-over-year and first nine months of 2007 increase in loan demand is primarily due to loan growth occurring in our branches in our newer markets. For the nine months ended September 30, 2007, loan demand on the Outer Banks of North Carolina has been a little flatter than we usually see due to a slowing of new construction of vacation rental homes on the Outer Banks. However, vacation home rentals are up over last year and the resulting retail business has been brisk. We expect the Outer Banks’ economy to remain strong.

Asset Quality

As a result of the Interagency Policy Statement of the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it uses to estimate the allowance for loan losses. At September 30, 2007, our allowance for loan losses as a percentage of loans was .99%, down from 1.13% at December 31, 2006. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of period to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Net charge-offs for the nine months ended September 30, 2007 totaled $275 thousand compared to net charge-offs of $2 thousand during the same period of 2006. We recognized a negative provision of $99 thousand for the nine months ended September 30, 2007 as a result of our adjusted allowance calculation discussed above. The provision for loan losses charged to operations for the nine months ended September 30, 2006 was $450 thousand. The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006.

Analysis of Changes in Allowance for Loan Losses

	For the Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$440,340	$422,975

Average loans outstanding-gross	$426,112	$405,557

Allowance for loan losses at beginning of period	$4,725	$4,650
Loans charged off:
Real estate	(93)	(—)
Installment loans	(33)	(31)
Credit cards and related plans	(—)	(—)
Commercial and all other loans	(161)	(59)

Total charge-offs	(287)	(90)

Recoveries of loans previously charged off:
Real estate	—	7
Installment loans	12	13
Credit cards and related plans	—	3
Commercial and all other loans	—	65

Total recoveries	12	88

Net charge offs	(275)	(2)

Provision for loan losses	(99)	450

Adjustment for unfunded loan reserve (1)	—	(240)

Allowance for loan losses at end of period	$4,351	$4,858

Ratios:
Annualized net charge offs to average loans during the period	0.09%	0.00%
Allowance for loan losses to loans at period end	0.99%	1.15%
Allowance for loan losses to nonperforming loans at period end	1,738%	963%

(1)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $0.3 million and $0.4 million, or 0.08% and 0.10% of loans outstanding at September 30, 2007 and December 31, 2006, respectively. Nonaccrual loans decreased by $1.1 million during the third quarter after increasing by $1.2 million during the first six months of 2007. The decrease in nonperforming loans during the third quarter of 2007 is principally the result of liquidating two loans (both loans to same borrower) secured by commercial real estate totaling approximately $0.9 million.

Loans Considered Impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under SFAS No. 114. At September 30, 2007, we had loans totaling $11.0 million (which includes $0.3 million in nonperforming loans) which were considered to be impaired under SFAS No. 114 compared to $0.1 million at December 31, 2006. The increase in volume of loans considered impaired is primarily due to changing economic conditions in the past several months (primarily management’s perception of the effect of the real estate slowdown in several of our primary market areas on some of the Bank’s borrowers). Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under SFAS No. 114 and their associated reserve allocation, if any, at September 30, 2007.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accruals loans	5	$0.2	$0.1
Restructured loans	3	0.1	—

Total nonperforming loans	8	$0.3	$0.1

Other impaired loans with allocated reserves	8	7.2	1.3
Impaired loans without allocated reserves	3	3.5	—

Total impaired loans	19	$11.0	$1.4

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

Our investment securities totaled $124.6 million at September 30, 2007, $125.9 million at December 31, 2006 and $114.4 million at September 30, 2006. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At September 30, 2007, the securities portfolio had unrealized net losses of approximately $1.9 million. Our securities portfolio at September 30, 2007 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of September 30, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of September 30, 2007 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$28,356	$27,503
Federal Home Loan Mortgage Corporation	22,900	22,543
Federal Home Loan Banks	29,241	29,221

At September 30, 2007, we held $8.0 million in bank owned life insurance, compared to $7.7 million at December 31, 2006 and September 30, 2006.

Deposits and Other Borrowings

Deposits

Deposits totaled $527.4 million as of September 30, 2007 compared to deposits of $512.2 million at December 31, 2006 and up 11.2% compared to deposits of $474.2 million at September 30, 2006. We attribute our deposit growth during the twelve months ended September 30, 2007 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase during 2007.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $29.1 million at September 30, 2007, compared to $31.1 million on December 31, 2006, a net decrease of $2.0 million.

Long-Term Obligations

On June 26, 2007, we redeemed all of our junior subordinated debentures ($10.3 million) originally issued June 26, 2002 and as a result we had no long-term obligations as of September 30, 2007.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $125.9 million and $124.8 million of advances from the FHLB at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, we had outstanding FHLB advances totaling $14.0 million compared to $3.0 million and $28.0 million at December 31, 2006 and September 30, 2006, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2007, we owned 17,747 shares of the FHLB’s $100 par value capital stock, compared to 12,293 and 23,543 shares at December 31, 2006 and September 30, 2006, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $27.0 million available to us at September 30, 2007 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2007, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the nine months ended September 30, 2007 totaled $2.8 million, compared to net cash provided by operations of $7.1 million for the same period in 2006. Net cash used in investing activities decreased to $23.1 million for the nine months ended September 30, 2007, as compared to $49.8 million for the same period in 2006 primarily due to the decrease in net loan originations. Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2007, compared to net cash provided of $46.6 million for the same period in 2006 due primarily to $24.3 million in net proceeds from the sale of common stock in 2006. Cash and cash equivalents at September 30, 2007 were $21.3 million compared to $22.7 million at September 30, 2006.

Capital Resources

Shareholders’ Equity

Shareholders’ equity increased by approximately $2.5 million to $65.3 million at September 30, 2007 from $62.8 million at December 31, 2006. We generated net income of $3.5 million, experienced a decrease in net unrealized loss on available-for-sale securities of $0.1 million, issued 19,750 shares of common stock or $0.2 million related to exercise of stock awards and recognized stock based compensation expense of $0.2 million on incentive stock awards. We declared cash dividends of $1.5 million or $0.525 per share during the first nine months of 2007.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2007, we and the Bank met all capital adequacy requirements to which we are subject.

During the first nine months of 2007, we experienced a decline in our Tier 1 capital ratios when compared to the periods ending December 31, and September 30, 2006. This decline is primarily due to our decision to call $10.3 million of junior subordinated debentures and the related trust preferred securities in September 2007.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio	Minimum required for capital adequacy purposes Ratio	Our Ratio	Bank’s Ratio
As of September 30, 2007:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	10.61%	8.92%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.87	10.82
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.71	11.66

As of December 31, 2006:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	12.05%	8.81%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	15.08	11.04
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	16.04	12.00

As of September 30, 2006:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	12.66%	9.20%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	14.94	10.87
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	15.94	11.86

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act. We review our disclosure controls and procedures, include our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2007, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

ECB BANCORP, INC.
(Registrant)

Date: November 9 2007	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney III
President & CEO

Date: November 9, 2007	By:	/s/ Gary M. Adams
Gary M. Adams
Senior Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)