Form 10-K
period 2007-12-31
ECB BANCORP INC
filed 2008-03-14
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 0-24753

ECB BANCORP, INC.

(Name of Registrant as specified in its charter)

North Carolina	56-2090738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 337

Engelhard, North Carolina 27824

(Address of principal executive offices, including Zip Code)

(252) 925-9411

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	Common Stock, $3.50 par value per share
Name of exchange on which registered:	The NASDAQ Global Market
Securities registered under Section 12(g) of the Act:	None
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

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

$67,635,839

On March 6, 2008, there were 2,915,199 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting are incorporated into Part III of this Report.

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

The Bank is an insured, North Carolina-chartered bank that was founded in 1919. Its deposits are insured under the FDIC’s Deposit Insurance Fund to the maximum amount permitted by law, and it is subject to supervision and regulation by the FDIC and the North Carolina Commissioner of Banks.

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

Business Offices and Banking Markets

The Bank has 23 full-service banking offices located in thirteen North Carolina counties. Our banking markets are located east of the Interstate Highway 95 corridor in portions of the Coastal Plain region of North Carolina which extends from the Virginia border along the coast of North Carolina to the South Carolina border. Within that region, we subdivide our banking markets into five banking regions. The following table lists our branch offices in each banking region.

Region	Branches	County

Outer Banks Region	Currituck	Currituck
	Southern Shores/ Kitty Hawk	Dare
	Nags Head	Dare
	Manteo	Dare
	Avon	Dare
	Hatteras	Dare
	Ocracoke	Hyde

Western Region	Greenville (three offices)	Pitt
	Winterville	Pitt

Pamlico Region	Engelhard	Hyde
	Swan Quarter	Hyde
	Fairfield	Hyde
	Washington	Beaufort
	Williamston	Martin
	Morehead City	Carteret

Albemarle Region	Columbia	Tyrrell
	Creswell	Washington
	Hertford	Perquimans

Southern Region	Wilmington	New Hanover
	Ocean Isle Beach	Brunswick

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

Banking also is highly competitive in our banking markets, and customers tend to aggressively “shop” the terms of both their loans and deposits. North Carolina is home to two of the largest commercial banks in the United States, each of which has branches located in our banking markets, and we compete with other commercial banks, savings banks and credit unions, including three banks headquartered or controlled by companies headquartered outside of North Carolina but that have offices in our banking markets. According to the most recent market share data published by the FDIC, on June 30, 2007 there were 287 offices of 31 different FDIC-insured depository institutions (including us) in the 13 counties in which we have banking offices. Three of those banks (Wachovia, BB&T and First-Citizens Bank) controlled an aggregate of approximately 52% of all deposits in the 13-county area held by those 31 institutions, while we held approximately 5% of total deposits.

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

Lending Activities

General.    We make a variety of commercial and consumer loans to small- and medium-sized businesses and individuals for various business and personal purposes, including term and installment loans, business and personal lines of credit, equity lines of credit and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, consumer installment loans, commercial and industrial loans (including agricultural production loans), and credit cards and related plans. We make credit card services available to our customers through a correspondent relationship. Statistical information about our loan portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). On December 31, 2007, loans amounting to approximately 74.7% of our loan portfolio were classified as real estate loans. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are funded by and closed in the name of other lenders. Those arrangements permit us to make long-term residential loans available to our customers and generate fee income but avoid risks associated with those loans in our loan portfolio.

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

On December 31, 2007, our construction and acquisition and development loans (consumer and commercial) amounted to approximately 23.0% of our loan portfolio, and our other commercial real estate loans amounted to approximately 30.4% of our loan portfolio.

Our real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2007, our home equity lines of credit amounted to approximately 4.6% of our loan portfolio.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. This generally reflects our efforts to reduce credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose. Substantially all of our real estate loans are secured by real property located in or near our banking markets. Our real estate loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years and provide for payments based on amortization schedules of less than twenty years. A real estate loan with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2007, our consumer installment loans made up approximately 1.3% of our loan portfolio, and approximately 14.2% of the aggregate outstanding balances of those loans were unsecured. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 15 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes any loan secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2007, our commercial and industrial loans made up approximately 19.2% of our loan portfolio, and approximately 12.0% of the aggregate outstanding balances of those loans represented unsecured loans. Those loans included approximately $20.4 million, or approximately 4.5% of our total loans, to borrowers engaged in agriculture, commercial fishing or seafood-related businesses. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    We price our loans under policies established as a part of our asset/liability management function. For larger loans, we use a pricing model developed by an outside vendor to reduce our exposure to interest rate risk on fixed and variable rate loans that have maturities of longer than three years. On December 31, 2007, approximately 47.0% of the total dollar amount of our loans accrued interest at variable rates.

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

Our Board of Directors has approved levels of lending authority for lending and credit personnel based on our aggregate credit exposure to a borrower. A loan that satisfies the Bank’s loan policies and is within a lending officer’s assigned authority may be approved by that officer alone. Loans involving aggregate credit exposures in excess of a lending officer’s authority may be approved by a Credit Policy Officer in our Loan Administration Department up to the amount of that officer’s authority. Above those amounts, a secured or unsecured loan involving an aggregate exposure to a single relationship of up to $2 million may be approved either by our Chief Executive Officer, Chief Operating Officer or Chief Credit Officer, and a loan involving an aggregate exposure to a single relationship of up to $3 million may be approved by our General Loan Committee which consists of our Chief Executive Officer, Chief Operating Officer and Chief Credit Officer. A loan that exceeds the approval authority of that Committee, and, notwithstanding the above credit authorities, any single loan in excess of $2 million, must be approved by the Executive Committee of our Board of Directors.

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

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each month. On December 31, 2007, our allowance was $4.1 million and amounted to 0.90% of our total loans and approximately 877% of our nonperforming loans.

On December 31, 2007, our nonperforming loans (consisting of non-accrual loans, loans past due greater than 90 days and still accruing interest, and restructured loans) amounted to approximately $466 thousand, and we had $66 thousand of repossessed collateral acquired in settlement of loans on our books. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

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

The current real estate cycle has been trending downward in most of the Bank’s markets. This downward trend has and will continue to have an impact on the real estate lending of the Bank. Continued emphasis will be placed on the customer’s ability to generate sufficient cash flow to support their total credit exposure rather than reliance upon the underlying value of the real estate being held as collateral for those loans.

We do not believe we have any one customer from whom more than 10% of our revenues are derived. However, we have multiple customers, commercial and retail, that are directly or indirectly affected by, or engaged in businesses related to, the tourism and agribusiness industries and that, in the aggregate, historically have provided greater than 10% of our revenues.

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2007, our time deposits of $100,000 or more amounted to approximately $162.3 million, or approximately 30.8% of our total deposits. We derive the majority of our deposits from within our banking market. However, we also accept deposits through deposit brokers and market our certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we generate a significant amount of out-of-market deposits in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2007, our out-of-market deposits amounted to approximately $42.6 million, or approximately 8.1% of our total deposits and approximately 13.8% of our total certificates of deposit.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

On December 31, 2007, our investment portfolio totaled approximately $125.9 million and included municipal securities, corporate notes, mortgage-backed securities guaranteed by the Government National Mortgage Association or issued by the Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation (including collateralized mortgage obligations), securities issued by U.S. government-sponsored enterprises and agencies and equity securities. We have classified all of our securities as “available-for-sale,” and we analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

On December 31, 2007, the Bank employed 218 full-time employees (including our executive officers), and 6 part-time employees. We have no separate employees of our own. The Bank is not party to any collective bargaining agreement with its employees, and we consider the Bank’s relations with its employees to be good.

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

The following table lists our consolidated regulatory capital ratios, and the Bank’s separate regulatory capital ratios, at December 31, 2007. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum Required Ratios	Required to be “Well Capitalized”	Our Consolidated Capital Ratios	The Bank’s Capital Ratios
Leverage Capital Ratio (Tier 1 Capital to average assets)	3.0%	5.0%	10.66%	8.98%
Risk-based capital ratios: Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	12.94%	10.90%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	13.72%	11.69%

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

A bank categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law. On December 31, 2007, our capital ratios were at levels to qualify us as “well capitalized.”

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required on the first $9.3 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $9.3 million and $43.9 million, and reserves equal to 10.0% on aggregate balances in excess of $43.9 million. The FRB may adjust these percentages from time to time. Because our reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

Federal Deposit Insurance Reform.    On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”).

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

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

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services it believes are best suited to its particular community. The CRA requires the federal banking regulators, in their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. We received a “satisfactory” rating in our last CRA examination during 2006.

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

Item 1A.    Risk Factors

Not applicable.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and we do not own or lease any separate properties. The Bank maintains 23 branch offices, 20 of which are owned by the Bank, and three of which are leased from unaffiliated third parties. The following table contains information about our branch offices.

Office location	Opening date of original banking office	Owned/Leased		Date current facility built or purchased (1)

35050 Hwy 264 Engelhard, NC	January 1920	Owned		2004

80 Main and Pearl St. Swan Quarter, NC	March 1935	Owned	(2)	1975

204 Scuppernong Dr. Columbia, NC	December 1936	Owned	(2)	1975

7th St. & Hwy. 64 Creswell, NC	January 1963	Owned		1963

205 Virginia Dare Rd. Manteo, NC	June 1969	Owned		1999

2721 S Croatan Hwy. Nags Head, NC	April 1971	Owned	(2)	1974

State Hwy. 12 Hatteras, NC	April 1973	Owned	(2)	1980

6839 N.C. Hwy. 94 Fairfield, NC	June 1973	Owned	(2)	1973

Hwy. 12 Ocracoke, NC	May 1978	Owned		1978

Hwy. 158 & Juniper Tr. Kitty Hawk, NC	May 1984	Owned	(3)	2006

1001 Red Banks Rd. Greenville, NC	August 1989	Owned		1990

2400 Stantonsburg Rd. Greenville, NC	June 1995	Owned		1995

NC Hwy. 12 Avon, NC	June 1997	Leased	(4)	—

2878 Caratoke Hwy. Currituck, NC	January 1998	Owned		2001

Office location	Opening date of original banking office	Owned/Leased		Date current facility built or purchased (1)

1418 Carolina Ave. Washington, NC	May 1999	Leased	(4)	—

1801 S Glenburnie Rd. New Bern, NC	August 2000	Owned		1996

1103 Harvey Point Road Hertford, NC	October 2000	Owned	(5)	2006

403 East Blvd. Williamston, NC	May 2003	Owned		2003

168 Hwy. 24 Morehead City, NC	January 2004	Owned		2004

1724 Eastwood Rd. Wilmington, NC	June 2004	Owned		2004

100 Causeway Drive Unit 4 Ocean Isle Beach, NC	May 2007	Leased	(4)	—

1221 Portertown Rd. Greenville, NC	July 2007	Owned		2007

3810 S. Memorial Dr. Winterville, NC	July 2007	Owned		2007

(1)	Includes only facilities owned by the Bank.
(2)	Leased from the Bank’s subsidiary, ECB Realty, Inc. until February 2, 2007. ECB Realty, Inc. was merged into the Bank on that date and the Bank acquired title to the property.
(3)	Constructed by the Bank and first occupied during February 2006 to replace a facility previously leased from ECB Realty, Inc.
(4)	Leased from a third party.
(5)	Constructed by the Bank and first occupied during January 2006 to replace a facility previously leased from a third party.

The Bank owns a vacant property in each of Jacksonville, Wilmington, New Bern and Grandy, North Carolina, as sites for future branch offices. We are currently constructing a new office in Leland, North Carolina, which will be opened in 2008.

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2007, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $24.4 million.

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

	Sales Price Range		Cash Dividend Declared Per Share
Quarter	High	Low
2007 Fourth	$27.60	$21.00	$0.175
Third	30.99	23.52	0.175
Second	34.26	29.25	0.175
First	33.67	31.70	0.175
2006 Fourth	34.05	31.80	0.170
Third	35.10	32.30	0.170
Second	35.24	32.75	0.170
First	35.13	26.75	0.170

On March 6, 2008, there were approximately 669 record holders of our common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

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

The following table contains information regarding repurchases of shares of our outstanding common stock during the fourth quarter of 2007.

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Month #1 10/01/07 through 10/31/07	—	$—	—	146,000
Month #2 11/01/07 through 11/30/07	223	25.43	223	145,777
Month #3 12/01/07 through 12/31/07	1,000	25.17	1,000	144,777
Total	1,223	$25.22	1,223	144,777

(1)	Reflects weighted average price paid per share.
(2)	On September 19, 2007, we announced that our Board of Directors had authorized our repurchase of up to 146,000 shares of our outstanding common stock and our adoption of a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934. The shares may be purchased from time to time in open market transactions or solicited or unsolicited privately negotiated transactions, subject to factors such as stock price, our operating results and financial condition, general economic and market conditions, and our available cash. The Board’s action approving share repurchases and the stock trading plan does not obligate us to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time at our discretion. The board’s authorization expires on September 18, 2008.
(3)	As of December 31, 2007.

The following information is being furnished for purposes of Rule 14a-3. It is not deemed to be filed with the Securities and Exchange Commission or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
ECB Bancorp, Inc.	100.00	161.77	169.32	159.12	196.81	158.28
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

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

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Net interest income	$20,548	$20,697	$18,952	$16,822	$15,230
Provision for loan losses	(99)	351	757	804	638
Non-interest income	6,186	6,183	6,225	4,802	5,464
Non-interest expense	20,344	18,537	17,465	15,515	14,451
Provision for income taxes	1,677	2,410	2,102	2,025	1,700
Net income	4,812	5,582	4,853	3,280	3,906

Per Share Data and Shares Outstanding:
Basic net income(1)	$1.65	$2.07	$2.41	$1.63	$1.93
Diluted net income(1)	1.65	2.05	2.37	1.60	1.91
Cash dividends declared	0.70	0.68	0.64	0.57	0.50
Book value at period end	22.88	21.64	16.94	15.74	15.04
Weighted-average number of common shares outstanding:
Basic	2,908,371	2,700,663	2,014,879	2,016,680	2,022,264
Diluted	2,914,352	2,724,717	2,046,129	2,044,201	2,045,263
Shares outstanding at period end	2,920,769	2,902,242	2,040,042	2,038,242	2,037,929

Balance Sheet Data:
Total assets	$643,889	$624,070	$547,686	$501,890	$434,964
Loans receivable	454,198	417,943	386,786	329,530	281,581
Allowance for loan losses	4,083	4,725	4,650	4,300	3,550
Other interest-earning assets	133,970	151,555	107,583	115,178	102,921
Total deposits	526,361	512,249	465,208	411,133	352,934
Borrowings	43,174	41,415	41,908	54,317	47,609
Shareholders’ equity	66,841	62,793	34,565	32,077	30,642

Selected Performance Ratios:
Return on average assets	0.77%	0.96%	0.93%	0.68%	0.95%
Return on average shareholders’ equity	7.48	10.13	14.56	10.51	12.97
Net interest margin(2)	3.76	4.04	4.16	4.04	4.26
Efficiency ratio(3)	73.44	67.06	67.30	69.38	67.86

Asset Quality Ratios:
Nonperforming loans to period-end loans	0.10%	0.04%	0.02%	0.03%	0.07%
Allowance for loan losses to period-end loans	0.90	1.13	1.20	1.30	1.26
Allowance for loan losses to nonperforming loans	876.92	2,567.93	7,153.85	4,174.76	1,868.42
Nonperforming assets to total assets(4)	0.08	0.07	0.01	0.03	0.10
Net loan charge-offs to average loans outstanding	0.13	0.01	0.08	0.02	0.09

Capital Ratios:
Equity-to-assets ratio(5)	10.38%	10.06%	6.31%	6.39%	7.04%
Leverage capital ratio(6)	10.66	12.05	8.43	8.43	9.31
Tier 1 capital ratio(6)	12.94	15.08	10.32	10.86	11.41
Total capital ratio(6)	13.72	16.04	11.36	11.96	12.52

(1)	Per share amounts are computed based on the weighted-average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets, net of allowance for loan losses.
(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income, both as calculated on a fully taxable-equivalent basis.
(4)	Nonperforming assets consist of the aggregate amount of any non-accruing loans, loans past due greater than 90 days and still accruing interest, restructured loans, repossessions and foreclosed assets on each date.
(5)	Equity-to-assets ratios are computed based on total shareholders’ equity and total assets at each period end.
(6)	These ratios are described in Item 1 under the captions “Supervision and Regulation—Capital Adequacy” and “—Prompt Corrective Action.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section presents management’s discussion and analysis of our financial condition and results of operations. You should read the discussion in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those described in these forward-looking statements as a result of various factors. This discussion is intended to assist in understanding our financial condition and results of operations.

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

Our consolidated assets increased 3.2% to $643.9 million on December 31, 2007, from $624.1 million at year-end 2006. Our loan portfolio increased 8.7% to $454.2 million at December 31, 2007, from loans of $417.9 million at year-end 2006 while deposits increased 2.8% to $526.4 million at year-end 2007 from $512.2 million at year-end 2006. Total shareholders’ equity was approximately $66.8 million at year-end 2007.

In 2007, our net income was $4.8 million or $1.65 basic and $1.65 diluted earnings per share, compared to net income of $5.6 million or $2.07 basic and $2.05 diluted earnings per share for the year ended December 31, 2006. The 2007 net income represents a decrease of $0.8 million over reported 2006 net income.

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

We also consider our determination of retirement plans and other postretirement benefit plans to be a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Our retirement plans and other postretirement benefit plans are actuarially determined based on assumptions on the discount rate, estimated future return on plan assets and the health care cost trend rate. Changes in estimates and assumptions related to mortality rates and future health care costs could have a material impact to our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. For additional discussion concerning our retirement plans and other postretirement benefits refer to Note 8 of our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

In 2007, our net income was $4.8 million or $1.65 basic and $1.65 diluted earnings per share, compared to net income of $5.6 million or $2.07 basic and $2.05 diluted earnings per share for the year ended December 31, 2006. The decrease in earnings is primarily due to an increase in operating expense and interest margin compression.

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2007	2006	2005
Return on assets	0.77%	0.96%	0.93%
Return on equity	7.48	10.13	14.56
Dividend payout	42.42	32.85	26.56
Shareholders’ equity to assets	10.38	9.47	6.35

Our performance in 2007 reflects the continued execution of our core strategies: (1) grow the loan portfolio while maintaining high asset quality; (2) grow core deposits; (3) increase non-interest income; (4) control expenses; and (5) make strategic investments in new and existing communities that will result in increased shareholder value. We continued to make strategic investments in our future as we completed construction on two branches that opened in 2007 and converted our Ocean Isle, NC Loan Production Office (“LPO”) to a full service branch during 2007.

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

Our net interest income for the year ended December 31, 2007 was $20.5 million, a decrease of $.2 million or 1.0% when compared to net interest income of $20.7 million for the year ended December 31, 2006. Our net interest margin, on a tax-equivalent basis, for 2007 was 3.76% compared to 4.04% for 2006. The decrease in our net interest margin is the result of increased competitive pricing for money market accounts and certificates of deposits. Our net interest rate spread, on a tax-equivalent basis, for 2007 was 2.95% compared to 3.36% for 2006. As a result of competitive pricing pressure the rates paid on our interest-bearing liabilities increased more than the rates paid on our interest-earning assets. The spread decreased by forty-one basis points as the change in the rates paid on interest-bearing liabilities was forty-one basis points greater than the change in yields earned on interest-earning assets for the year.

Total interest income increased $3.4 million or 9.3% to $40.0 million in 2007 compared to $36.6 million in interest income in 2006. Increases in our average earning assets of $38.6 million in 2007 when compared to 2006 resulted in $2.5 million of the increase in interest income from 2006 to 2007. We funded the increases in interest-earning assets primarily with in-market certificates of deposit. Supplementing the additional earnings from increased volumes of earning assets was the increase in yield on earning assets. The tax equivalent yield on average earning assets increased 13 basis points during 2007 and resulted in $.9 million of the increase in interest income.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense on Tax Equivalent Basis.” We attribute the increase in the yield on our earning assets to the increase in short-term market interest rates. Between January 1, 2006 and June 30, 2006, the Federal Open Market Committee (“FOMC”) increased short-term rates 100 basis points from 4.25% to 5.25% through a succession of 25 basis point increases. This increase affected most of 2007 until the FOMC began to lower rates in September 2007. Approximately $213.7 million or 47.0% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans increased approximately 16 basis points for the year ended December 31, 2007 compared to December 31, 2006.

Similarly, our average cost of funds for 2007 was 4.25%, an increase of 54 basis points when compared to 3.71% for 2006. The average cost on Bank certificates of deposit increased 60 basis points from 4.42% paid in 2006 to 5.02% paid in 2007, while our average cost of borrowed funds decreased 20 basis points during 2007 compared to 2006. Borrowing cost decreased because on June 26, 2007, we redeemed all of our higher cost trust preferred securities ($10.3 million), originally issued June 26, 2002 which bore an interest rate of 3.45% over the three month LIBOR rate, with lower cost funding sources.

Total interest expense increased $3.5 million or 22.0% to $19.4 million in 2007 from $15.9 million in 2006, primarily the result of increased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $29.2 million when comparing 2007 with that of 2006. The increase to interest expense resulting from increased rates on all interest-bearing liabilities was $1.9 million and the increase attributable to higher volumes of interest-bearing liabilities was $1.6 million.

Throughout 2008, we believe our net interest margin will decline due to anticipated target federal funds rate decreases by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). However, this expectation may not be realized and our net interest margin could improve if inflationary pressures or other factors cause the Federal Reserve Board to raise the federal funds target rate.

Our net interest income for the year ended December 31, 2006 was $20.7 million, an increase of $1.7 million or 8.9% when compared to net interest income of $19.0 million for the year ended December 31, 2005. Our net interest margin, on a tax-equivalent basis, for 2006 was 4.04% compared to 4.16% for 2005. The decreased net interest margin resulted from deposits continuing to reprice higher throughout all of 2006, while loan rates remained flat during the second half of the year as the Federal Reserve Board did not raise short term rates in the second half of 2006. Our net interest rate spread, on a tax-equivalent basis, for 2006 was 3.36% compared to 3.77% for 2005. As a result of interest-bearing liabilities repricing faster than interest-earning assets, the spread decreased by forty-one basis points as the change in the rates paid on interest-bearing liabilities was forty-one basis points greater than the change in yields earned on interest-earning assets for the period.

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

Similarly, our average cost of funds for 2006 was 3.71%, an increase of 126 basis points when compared to 2.45% for 2005. The average cost on Bank certificates of deposit increased 139 basis points from 3.03% paid in 2006 to 4.42% paid in 2006, while our average cost of borrowed funds increased 182 basis points during 2006 compared to 2005. Total interest expense increased $6.2 million or 63.9% to $15.9 million in 2006 from $9.7 million in 2005; primarily the result of increased market rates paid on Bank certificates of deposit and borrowed funds. The volume of average interest-bearing liabilities increased approximately $34.5 million when comparing 2006 with that of 2005. The increase to interest expense resulting from increased rates on all interest-bearing liabilities was $5.4 million and the increase attributable to higher volumes of interest-bearing liabilities was $790 thousand.

The following table presents an analysis of average interest-earning assets and interest-bearing liabilities, the interest income or expense applicable to each asset or liability category and the resulting yield or rate paid.

Average Consolidated Balances and Net Interest Income Analysis

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balances	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets:
Loans—net(1)	$426,965	7.89%	$33,688	$404,676	7.73%	$31,277	$351,279	6.84%	$24,012
Taxable securities	95,325	4.74	4,521	82,929	4.49	3,724	78,853	4.04	3,189
Nontaxable securities(2)	33,101	5.61	1,856	29,548	5.58	1,648	32,223	5.46	1,759
Other investments(3)	8,859	6.20	549	8,479	5.86	497	7,188	3.35	241

Total interest-earning assets	564,250	7.20	40,614	525,632	7.07	37,146	469,543	6.22	29,201
Cash and due from banks	14,877			17,514			21,005
Bank premises and equipment, net	24,391			20,606			17,831
Other assets	18,396			17,831			16,252

Total assets	$621,914			$581,583			$524,631

Liabilities and Shareholders’ Equity:
Interest-bearing deposits	$417,675	4.10%	$17,129	$386,209	3.46%	$13,370	$345,690	2.21%	$7,644
Short-term borrowings	39,818	5.79	2,306	15,826	4.83	765	14,598	3.21	468
Long-term obligations	—	—	—	26,223	6.69	1,754	33,460	4.60	1,539

Total interest-bearing liabilities	457,493	4.25	19,435	428,258	3.71	15,889	393,748	2.45	9,651
Non-interest-bearing deposits	94,397			92,988			93,996
Other liabilities	5,712			5,234			3,561
Shareholders’ equity	64,312			55,103			33,326

Total liabilities and shareholders’ equity	$621,914			$581,583			$524,631

Net interest income and net interest margin (FTE)(4)		3.75%	$21,179		4.04%	$21,257		4.16%	$19,550

Net interest rate spread (FTE)(5)		2.95%			3.36%			3.77%

(1)	Average loans include non accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $813 thousand, $619 thousand, and $615 thousand for 2007, 2006, and 2005, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $631 thousand, $560 thousand, and $598 thousand for the years 2007, 2006, and 2005, respectively.
(3)	Other investments include federal funds sold and interest-bearing deposits with banks and other institutions.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets, net of the allowance for loan losses.
(5)	Net interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

	2007 Compared to 2006			2006 Compared to 2005
	Volume(1)	Rate(1)	Net	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$1,741	$670	$2,411	$3,889	$3,376	$7,265
Taxable securities	572	225	797	174	361	535
Nontaxable securities(2)	199	9	208	(148)	37	(111)
Other investments	23	29	52	59	197	256

Interest income	2,535	933	3,468	3,974	3,971	7,945

Interest-bearing deposits	1,190	2,569	3,759	1,149	4,577	5,726
Short-term borrowings	1,275	266	1,541	49	248	297
Long-term obligations	(877)	(877)	(1,754)	(408)	623	215

Interest expense	1,588	1,958	3,546	790	5,448	6,238

Net interest income	$947	$(1,025)	$(78)	$3,184	$(1,477)	$1,707

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $631 thousand, $560 thousand, and $598 thousand for the years 2007, 2006, and 2005, respectively.

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2007 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2007, we had a negative one-year cumulative gap of 24.5%. We have interest-earning assets of $303.6 million maturing or repricing within one year and interest-bearing liabilities of $447.5 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2007, our savings and core time deposits of $268.5 million included savings, NOW and Money Market accounts of $121.8 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one-year period.

Rate Sensitivity Analysis as of December 31, 2007

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans—gross	$225,078	$38,907	$263,985	$190,213	$454,198
Investment securities	6,795	14,433	21,228	104,660	125,888
Federal funds sold	4,775	—	4,775	—	4,775
Interest bearing deposits	925	—	925	—	925
FHLB stock	2,382	—	2,382	—	2,382

Total earning assets	239,189	64,395	303,584	284,584	588,168

Percent of total earnings assets	40.7%	10.9%	51.6%	48.4%	100.0%
Cumulative percentage of total earning assets	40.7	51.6	51.6	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	121,839	—	121,839	—	121,839
Time deposits of $100,000 or more	53,661	92,124	145,785	16,491	162,276
Other time deposits	39,053	97,693	136,746	9,904	146,650
Short-term borrowings	43,174		43,174	—	43,174
Long-term obligations	—	—	—	—	—

Total interest-bearing liabilities	$257,727	$189,817	$447,544	$26,395	$473,939

Percent of total interest-bearing liabilities	54.4%	40.0%	94.4%	5.6%	100.0%
Cumulative percent of total interest-bearing liabilities	54.4	94.4	94.4	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities
(gap ratio)	92.8%	33.9%	67.8%	1,078.1%	124.1%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	92.8%	67.8%	67.8%	124.1%
Interest sensitivity gap	$(18,538)	$(125,422)	$(143,960)	$258,189	$114,229
Cumulative interest sensitivity gap	(18,538)	(143,960)	(143,960)	114,229	114,229
As a percent of total earnings assets	(3.2%)	(24.5%)	(24.5%)	19.4%	19.4%

As of December 31, 2007, approximately 51.6% of our interest-earning assets could be repriced within one year and approximately 88.0% of interest-earning assets could be repriced within five years. Approximately 94.4% of interest-bearing liabilities could be repriced within one year and approximately 100.0% could be repriced within five years.

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

Market Risk Analysis

	Principal Maturing in Years Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Loans, gross:
Fixed rate	$50,293	$34,769	$39,996	$27,313	$52,907	$35,228	$240,506	$234,800
Average rate (%)	7.11%	6.92%	7.18%	7.36%	7.37%	6.09%	6.82%
Variable rate	102,239	29,088	21,876	10,618	12,181	37,690	213,692	213,692
Average rate (%)	7.44	7.16	7.31	7.51	7.20	7.18	8.19

Investment securities:
Fixed rate	18,434	5,052	4,671	4,218	9,036	79,502	120,913	120,157
Average rate (%)	4.46	5.40	5.22	5.58	5.36	5.09	5.05
Variable rate	—	—	—	—	—	5,703	5,703	5,731
Average rate (%)	—	—	—	—	—	5.41	5.41

Interest-bearing deposits:
Variable rate	925	—	—	—	—	—	925	925
Average rate (%)	4.22	—	—	—	—	—	4.22

Liabilities:
Savings and interest-bearing checking:
Variable rate	121,839	—	—	—	—	—	121,839	121,839
Average rate (%)	1.48						1.48

Certificate of deposit:
Fixed rate	281,686	$21,413	$2,938	$510	$1,534	—	308,081	309,702
Average rate (%)	4.91	4.60%	4.60%	5.57%	6.08%	—	4.89
Variable rate	845	—	—	—	—	—	845	845
Average rate (%)	2.71						2.71

Short-term borrowings:
Fixed rate	28,000	—	—	—	—	—	28,000	28,000
Average rate (%)	4.67						4.67
Variable rate	$15,174	—	—	—	—	—	15,174	15,174
Average rate (%)	4.33%						4.33

Non-interest Income

Non-interest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of non-interest income for 2007, 2006 and 2005.

Non-interest Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Service charges on deposit accounts	$3,028	$3,027	$3,323
Other service charges and fees	1,508	1,364	1,301
Mortgage origination brokerage fees	1,091	1,013	756
Net gain (loss) on sale of securities	(161)	—	107
Income from investments in SBIC’s	72	375	—
Income from bank owned life insurance	289	305	255
Recapture of reserve for unfunded loans	240	—	—
Gain on sale of credit card portfolio	—	—	375
Other operating income	119	99	108

Total non-interest income	$6,186	$6,183	$6,225

Non-interest income was $6.2 million for both 2007 and 2006. During the first quarter of 2007, management reviewed its unfunded loan commitments and determined such reserves were no longer needed. Offsetting the aforementioned recapture of allowance for losses on unfunded loans is a decrease in income distributions from investments in Small Business Investment Companies (SBIC’s). Income from SBIC’s decreased $303 thousand in 2007 compared to 2006. Distributions from SBIC’s are generated whenever a company in which the SBIC has invested in is sold or otherwise successfully exits the financing provided by the SBIC. Future distributions are expected but their dollar level and frequency can not be determined by management. There was a net loss on the sale of securities of $161 thousand for 2007. Other service charges and fees increased $144 thousand or 10.6% compared to the prior year mainly due to increased merchant discount income of $63 thousand generated by our merchant services unit and increased investment brokerage fees of $49 thousand. Service charges on deposit accounts were relatively flat for 2007 compared to 2006 only increasing $1 thousand while mortgage origination brokerage fees increased $78 thousand or 7.7% over 2006.

Non-interest income decreased $42 thousand or 0.7% to $6.2 million in 2006 primarily the result of decreased service charges on deposit accounts of $296 thousand in 2006 compared to 2005. We experienced a decrease in Overdraft Banking Privilege (ODP) fees of $264 thousand. Management believes that an enhancement to the Bank’s account statement information to provide customers with ODP fees paid year-to-date altered the usage of our ODP service. Other service charges and fees increased $320 thousand or 15.6% principally due to increased mortgage origination brokerage fees of $257 thousand as the Bank continued to expand this service within our market areas. Income distributions totaling $375 thousand from investments in SBIC’s received during the third and fourth quarter of 2006 contributed to non-interest income in 2006. The income from the SBIC’s during 2006 compares equally to the gain on sale of credit card loans of $375 thousand in 2005. In 2006 there were no gains on the sale of securities while there were $107 thousand in net gains during 2005. Income from bank owned life insurance (BOLI) increased $50 thousand from $255 thousand in 2005 to $305 thousand in 2006.

Non-interest Expense

Non-interest expense increased $1.8 million or 9.7% to $20.3 million in 2007 compared to $18.5 million in 2006 and non-interest expense increased $1.0 million or 5.7% in 2006 compared to $17.5 million in 2005. The increase in all periods is principally due to increases in salary expense. The following table presents the components of non-interest expense for 2007, 2006 and 2005.

Non-interest Expense

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Salaries	$8,431	$7,509	$6,651
Retirement and other employee benefits	2,503	2,753	2,624
Occupancy	1,788	1,621	1,559
Equipment	1,885	1,727	1,701
Professional fees	673	356	469
Supplies	432	341	330
Telephone	563	506	498
Other	4,069	3,724	3,633

Total	$20,344	$18,537	$17,465

Expenses for salaries and benefits increased 6.5%, 10.6% and 15.9% for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in salary and benefit expenses is related to staff additions to accommodate our growth, additional branches and the expansion of our mortgage origination department. As of December 31, 2007, we had 224 employees and operated 23 full service banking offices, a loan production office and a mortgage loan origination office.

Salary expense increased $922 thousand or 12.3% in 2007 compared to 2006 as we opened three new branches and a loan production office. Employee benefits decreased $250 thousand or 9.1% in 2007 over the prior year principally due to a decrease of $459 thousand of incentive pay. Incentive pay declined during 2007 because certain goals set by the board under the Company’s incentive plan were not met. This decrease was partially offset by increases in FICA tax of $78 thousand and increase in employee related insurance of $153 thousand.

Occupancy expense increased $167 thousand or 10.3% in 2007. The addition of three new branches and a loan production office was the primary reason for the increase.

Professional fees, which include audit, legal and consulting fees, increased $317 thousand or 89.0% to $673 thousand for 2007 compared to $356 thousand in 2006. Loan related consulting fees increased by $143 thousand while our Human Resources department incurred $76 thousand in consultant fees. Audit and accounting fees increased $77 thousand over the prior year, a portion of which can be contributed to Sarbanes-Oxley Section 404 compliance as we became an accelerated filer for 2007. Legal fees increased $55 thousand during 2007 compared to 2006 mainly due to increased general corporate reporting and disclosure matters.

Other operating expenses increased $345 thousand or 9.3% for 2007 compared to 2006. Item processing fees paid in 2007 to our third party vendor increased by $171 thousand over the prior year period as we switched our entire item processing to an outside vendor. We recorded an other-than-temporary impairment charge of $90 thousand against our original equity position of $300 thousand in a company formed to provide trust services for community banks. In addition to the aforementioned items, we experienced increases in other outside service of $93 thousand, increased corporate franchise taxes of $39 thousand and increased recruiting expense of $45 thousand. These increases over the prior year were partially offset by decreases in courier related expense of $56 thousand as a result of outsourcing our item processing, a decrease of automated teller machine expense of $42 thousand and a decrease of $31 thousand of credit card scorecard expense (redemption of reward points on credit cards that were sold in the fourth quarter of 2005).

Salary expense increased $858 thousand or 12.9% in 2006 compared to 2005 as we added business development officers in some of our newer markets. Also, as a result of the adoption of SFAS No. 123R, compensation cost of $109 thousand was recognized in 2006 that previously was not required to be expensed. Employee benefits increased $129 thousand or 4.9% in 2006 over the prior year principally due to an expense of $90 thousand relating to plans that are tied to BOLI, increased group insurance of $40 thousand and increased FICA tax of $39 thousand.

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

Income Taxes

For the year-ended December 31, 2007, we recorded income tax expense of $1.7 million, compared to $2.4 million and $2.1 million for the year-ended December 31, 2006 and 2005, respectively. Our effective tax rate for the years ended December 31, 2007, 2006 and 2005 was 25.8%, 30.2% and 30.2%, respectively.

Our effective tax rate for 2007 was lower due to the recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset and a higher ratio of tax-exempt to taxable income compared to 2006. The valuation allowance for deferred tax assets was $335 thousand for December 31, 2007 and $499 for both December 31, 2006 and 2005. The valuation allowance was for certain capital losses related to perpetual preferred stock issued by FNMA and FHLMC. These losses are capital in character and we may not have current capital gain capacity to offset these losses. The effective tax rate in 2007, 2006 and 2005 also differs from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio.

Financial Condition at December 31, 2007, 2006 and 2005

Our total assets were $643.9 million at December 31, 2007, $624.1 million at December 31, 2006 and $547.7 million at December 31, 2005. Asset growth during 2007 was funded primarily by an increase in interest bearing demand deposits of $8.8 million and an increase in time deposits of $7.9 million. For the years ended December 31, 2007 and 2006, we grew our loans $36.3 million and $31.1 million, respectively, due to favorable loan demand in our market areas and our addition of 3 new branches and a loan production office. For the years ended December 31, 2007 and 2006, we grew our deposits $14.1 million and $47.0 million, respectively, through marketing of core deposits and wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets.

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the relative composition of our balance sheets at December 31, 2007, 2006 and 2005.

Distribution of Assets and Liabilities

	December 31,
	2007		2006		2005
	(Dollars in thousands)
Assets:
Loan, gross	$454,198	70.5%	$417,943	67.0%	$386,786	70.6%
Investment securities	125,888	19.6	125,860	20.2	104,723	19.1
Interest-bearing deposits	925	0.1	891	0.1	912	0.2
FHLB stock	2,382	0.4	1,229	0.2	1,948	0.4
Federal funds sold	4,775	0.7	23,575	3.8	—	—

Total earning assets	588,168	91.3	569,498	91.3	494,369	90.3
Allowance for loan losses	(4,083)	(0.6)	(4,725)	(0.8)	(4,650)	(0.8)
Non-interest-bearing deposits and cash	16,303	2.5	15,591	2.5	17,927	3.3
Bank premises and equipment, net	24,450	3.8	23,042	3.7	18,859	3.4
Other assets	19,051	3.0	20,664	3.3	21,181	3.8

Total assets	$643,889	100.0%	$624,070	100.0%	$547,686	100.0%

Liabilities and Shareholders’ Equity:
Demand deposits	$95,596	14.9%	$96,890	15.5%	$98,890	18.1%
Savings, NOW and Money Market deposits	121,839	18.9	114,378	18.3	117,241	21.4
Time deposits of $100,000 or more	162,276	25.2	156,265	25.0	122,329	22.3
Other time deposits	146,650	22.8	144,716	23.2	126,748	23.1

Total deposits	526,361	81.8	512,249	82.0	465,208	84.9
Short-term borrowings	43,174	6.7	31,105	5.0	23,598	4.3
Long-term obligations	—	0.0	10,310	1.7	18,310	3.4
Accrued interest and other liabilities	7,513	1.1	7,613	1.2	6,005	1.1

Total liabilities	577,048	89.6	561,277	89.9	513,121	93.7
Shareholders’ equity	66,841	10.4	62,793	10.1	34,565	6.3

Total liabilities and share-holders’ equity	$643,889	100.0%	$624,070	100.0%	$547,686	100.0%

Loans

As of December 31, 2007, total loans increased to $454.2 million, up 8.7% from total loans of $417.9 million at December 31, 2006. Construction and land development loans decreased from $116.3 million in 2006 to $104.3 million in 2007. The majority of this loan decline can be attributed to commercial construction loans, which decreased by approximately $32.8 million in 2007 compared to 2006. Offsetting part of this decline was an increase in consumer unimproved land loans of $10.9 million.

As of December 31, 2006, total loans increased to $417.9 million, up 8.0% from total loans of $386.8 million at December 31, 2005. Construction and land development loans increased from $91.3 million in 2005 to $116.3 million in 2006. The majority of this loan growth can be attributed to demand for commercial construction loans, which increased by approximately $23.4 million from 2005 to 2006

At December 31, 2007, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 74.7% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $70.9 million or 20.9% of our real estate loans at December 31, 2007. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2007, our ten largest loans accounted for approximately 7.82%

of our loans outstanding. As of December 31, 2007, we had outstanding loan commitments of approximately $91.6 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Real estate—construction and land development	$104,339	$116,279	$91,334	$59,484	$36,564
Real estate—commercial, residential and other(1)	234,812	211,440	198,931	180,815	146,740
Installment loans	5,808	6,109	8,518	9,996	11,569
Credit cards and overdraft plans(2)	2,002	2,167	2,630	4,989	4,535
Commercial and all other loans	107,237	81,948	85,373	74,246	82,173

Total	$454,198	$417,943	$386,786	$329,530	$281,581

(1)	The majority of the commercial real estate is owner-occupied and operated.
(2)	The Bank sold its credit card portfolio consisting of $2.7 million in outstanding balances in 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of our loans as of December 31, 2007. A significant majority of our loans maturing after one year reprice at two and three year intervals. In addition, approximately 47.0% of our loan portfolio is comprised of variable rate loans.

Loan Maturities at December 31, 2007

	1 year or less	Due after 1 year through 5 years		Due after 5 years
		Floating	Fixed	Floating	Fixed	Total
	(Dollars in thousands)
Real estate—construction and land development	$51,040	$15,943	$34,502	$1,335	$1,519	$104,339
Real estate—commercial, residential and other	51,373	50,014	97,512	22,220	13,693	234,812
Installment loans	1,283	168	3,982	—	375	5,808
Overdraft protection plans	892	254	22	164	670	2,002
Commercial and all other loans	47,945	20,769	25,875	586	12,062	107,237

Total	$152,533	$87,148	$161,893	$24,305	$28,319	$454,198

Allowance for Loan Losses

We consider the allowance for loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. The procedures and methods used in the determination of the allowance necessarily rely upon various judgments and assumptions about economic conditions and other factors affecting our loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Those agencies may require us to recognize adjustments to the allowance for loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

The following table summarizes the balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance that have been charged to expense.

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total loans outstanding at end of year—gross	$454,198	$417,943	$386,786	$329,530	$281,581

Average loans outstanding—gross	$431,579	$409,565	$355,755	$312,082	$254,830

Allowance for loan losses at beginning of year	$4,725	$4,650	$4,300	$3,550	$3,150

Loan charged off:
Real estate	433	—	12	6	—
Installment loans	43	68	45	103	200
Credit cards and related plans	—	—	31	38	39
Commercial and all other loans	161	59	218	34	111

Total charge-offs	637	127	306	181	350

Recoveries of loans previously charged off:
Real estate	—	7	—	—	14
Installment loans	18	16	16	50	43
Credit cards and related plans	—	3	18	15	18
Commercial and all other loans	76	65	1	62	37

Total recoveries	94	91	35	127	112

Net charge-offs	543	36	271	54	238
Provision for loan losses	(99)	351	757	804	638
Adjustment for loans sold (1)	—	—	(136)	—	—
Adjustment for unfunded loans (2)		(240)	—	—	—

Allowance for loan losses at end of year	$4,083	$4,725	$4,650	$4,300	$3,550

Ratios:
Net charge-offs during year to average loans outstanding	0.13%	0.01%	0.08%	0.02%	0.09%
Allowance for loan losses to loans at year end	0.90	1.13	1.20	1.30	1.26
Allowance for loan losses to nonperforming loans	877	2,568	7,154	4,175	1,868

(1)	During 2005 the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million. Prior to the sale, the Bank had reserved 5% of the outstanding balances in the allowance for loan losses. The allowance was reduced by $136 thousand when the credit card portfolio was sold.
(2)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.

As a result of the Interagency Policy Statement of the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it uses to estimate the allowance for loan losses during the second quarter of 2007. At December 31, 2007, our allowance for loan losses as a percentage of loans was .90%, down from 1.13% at December 31, 2006. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of period to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $543 thousand in 2007 increased $507 thousand from 2006 and $272 thousand when compared to 2005. Net charge-offs from real estate secured loans were $433 thousand, ($7) thousand and $12 thousand for 2007, 2006 and 2005, respectively. Real estate loans charged off in 2007 consisted of five loans; three secured by commercial properties and two secured by residential properties. These loans were previously identified as impaired loans under the SFAS No. 114 guidance and therefore individually analyzed for impairment and individually reserved for in the allowance for loan losses. Once charged-off, these loans had the effect of reducing the overall allowance for loan losses. Asset quality remains a top priority and our loan portfolio continues to be in excellent shape. For the year, net loan charge-offs were 0.13% of average loans and nonperforming loans represent only 0.10% of total loans at December 31, 2007. We believe these loan portfolio quality statistics will keep us above our peer averages.

Allocation of the Allowance for Loan Losses

During the second quarter 2007 management implemented changes to the methodology used to estimate the allowance for loan loss. Because management re-evaluated and adjusted the methodology it uses to estimate the allowance for loan losses there were shifts in the allocated and unallocated portion of the allowance. The following table sets forth the allocation of allowance for loan losses and percent of our total loans represented by the loans in each loan category for each of the years presented.

Allocation of the Allowance for Loan Losses

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate	$2,642	74.7%	$3,630	78.4%	$3,292	75.0%	$2,734	72.9%	$2,487	65.1%
Installment loans	73	1.3	233	1.5	122	2.2	134	3.0	82	4.1
Credit cards and related plans	38	0.4	8	0.5	21	0.7	165	1.5	162	1.6
Commercial and all other loans	773	23.6	817	19.6	1,073	22.1	1,196	22.6	777	29.2

Total allocated	3,526	100.0%	4,688	100.0%	4,508	100.0%	4,229	100.0%	3,508	100.0%
Unallocated	557		37		142		71		42

Total	$4,083		$4,725		$4,650		$4,300		$3,550

Nonperforming Assets and Past Due Loans

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans	$393	$130	$—	$66	$147
Loans past due 90 days or more days still accruing	—	—	—	—	—
Restructured loans	73	54	65	37	43
Repossessions	66	240	—	—	230
Foreclosed properties	—	—	—	35	24

Total	$532	$424	$65	$138	$444

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

At December 31, 2007 and 2006, nonperforming assets were approximately 0.1%, of the loans outstanding at such dates. The impact of our non-accrual loans at December 31, 2007, on our interest income for the year then ended was not material.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We also have contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments. The following tables set forth our commercial commitments and contractual payment obligations as of December 31, 2007.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$91,552	$44,319	$23,380	$1,788	$22,065
Standby letters of credit	623	81	542	—	—

Total commercial commitments	$92,175	$44,400	$23,922	$1,788	$22,065

	Amount of Payments Due per Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Short-term borrowings	43,174	43,174	—	—	—
Operating leases	2,578	483	454	354	1,287
Deposits	526,361	499,966	24,350	2,045	—

Total contractual obligations	$572,113	$543,623	$24,804	$2,399	$1,287

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

Our investment securities totaled $125.9 million at December 31, 2007, $125.9 million at December 31, 2006 and $104.7 million at December 31, 2005. The investment portfolio remained flat from 2006 to 2007. From 2005 to 2006 the increase in investment securities of $21.1 million or 20.2% is principally due to a $25.0 million “prefund” strategy implemented early in the fourth quarter of 2006. We preinvested future cash flows with short-term borrowing in order to capture currently available high yields versus waiting for cash roll off later that may have to be reinvested at lower rates. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2007	Percentage	2006	Percentage	2005	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$33,022	26.2%	$36,760	29.2%	$23,265	22.2%
Collaterized mortgage obligations	21,687	17.2	21,221	16.9	16,969	16.2
Corporate notes	2,958	2.3	3,046	2.4	—	—
Mortgage-backed securities	31,453	25.0	32,223	25.6	35,737	34.1
Tax-exempt municipal securities	35,941	28.6	32,610	25.9	28,752	27.5
Equity securities	827	0.7	—	—	—	—

Total investments	$125,888	100.0%	$125,860	100.0%	$104,723	100.0%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2007.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Total/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$2,997	$11,882	$12,498	$1,497	$4,148	$33,022
	4.39%	4.45%	4.95%	5.15%	5.92%	4.85%
Collaterized mortgage obligations(1)	—	—	21,687	—	—	21,687
	—	—	4.51	—	—	4.51
Corporate notes	—	—	—	2,958	—	2,958
	—	—	—	5.55	—	5.55
Mortgage-backed securities(1)	—	—	25,251	6,202	—	31,453
	—	—	5.04	4.87	—	5.01
Tax-exempt municipal securities(2)	3,769	1,372	11,015	12,503	7,282	35,941
	4.22	5.76	5.85	5.43	6.09	5.58
Equity securities(3)	—	—	—	—	827	827
	—	—	—	—	6.04	6.04

Total investments	$6,766	$13,254	$70,451	$23,160	$12,257	$125,888

	4.30%	4.58%	4.98%	5.28%	6.03%	5.06%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $560 thousand, $598 thousand, and $590 thousand for the years 2007, 2005, and 2004, respectively.
(3)	Equity securities yield is based on annualized dividends received in 2007.

The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2007, the market value of the investment portfolio was approximately $728 thousand below its book value, which is primarily the result of higher market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of December 31, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of December 31, 2007 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$24,390	$23,998
Federal Home Loan Mortgage Corporation	20,842	20,739
Federal Home Loan Banks	26,772	27,017
Government National Mortgage Association	8,407	8,404

At December 31, 2007, we held $8.0 million in bank owned life insurance, compared to $7.7 million at December 31, 2006.

Deposits

Deposits increased to $526.4 million, up 2.8% as of December 31, 2007 compared to deposits of $512.2 million at December 31, 2006. Non-interest-bearing deposits decreased $1.3 million from year-end 2006 to year-end 2007, while total interest-bearing deposits increased $15.4 million over the same period. The most significant increases in deposits are attributed to time deposits, including wholesale time deposits, with a $6.0 million increase in time deposits of $100,000 or more and a $1.9 million increase in other time deposits. We believe that we can improve our core deposit funding by improving our branch network and providing more convenient opportunities for customers to bank with us. For this reason, we added two additional branches in the Greenville, NC area and converted an existing loan production office in Ocean Isle Beach, NC to a full-service branch in 2007. We will also be adding additional offices in the Wilmington area during 2008 to 2009. We anticipate that our deposits will continue to increase throughout 2008.

Total deposits at December 31, 2006 increased $47.0 million or 10.1% compared to total deposits of $465.2 million at December 31, 2005. Non interest-bearing deposits decreased $2.0 million from year-end 2005 to year-end 2006, while total interest-bearing deposits increased $49.0 million over the same period. Time deposits increased $51.9 million during 2006 of which $33.9 million was attributable to increases in time deposits of $100,000 or more.

The average balance of deposits and interest rates thereon for the years ended December 31, 2007, 2006, and 2005 are summarized below.

Average Deposits

	Year ended December 31,
	2007		2006		2005
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$95,008	1.87%	$92,830	1.35%	$91,453	0.59%
Savings deposits	18,740	0.50	21,708	0.50	23,168	0.50
Time deposits	303,927	5.02	271,671	4.42	231,069	3.03

Total interest-bearing deposits	417,675	4.10	386,209	3.46	345,690	2.21
Non-interest-bearing deposits	94,397		92,988		93,996

Total deposits	$512,072	3.33%	$479,197	2.79%	$439,686	1.74%

Over the past three years, our average non-interest-bearing deposits have been approximately 20% of our average total deposits. Owing to our loan growth, during 2007 we continued to look to the wholesale funds market to augment our core funding. As part of our liquidity and funding strategy, we replaced a portion of deposits of local municipalities, which require us to pledge qualifying investment securities as collateral, with wholesale funds. We subscribe to an Internet bulletin board service to advertise our deposit rates. At year-end 2007 and 2006, we had approximately $42.6 million and $67.0 million, respectively, in these types of deposits, most of which have a maturity of two years or less and carried an interest rate slightly higher than the rates we pay for deposits in our local markets.

As of December 31, 2007, we held approximately $132.9 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $29.4 million of wholesale deposits of $100,000 or more. Non-brokered time deposits less than $100,000 were approximately $133.5 million at December 31, 2007. The following table is a maturity schedule of our time deposits as of December 31, 2007.

Time Deposit Maturity Schedule

	3 months or less	4-6 months	7-12 months	Over 12 months	Total
	(Dollars in thousands)
Non-wholesale time certificates of deposit of $100,000 or more	$48,436	$24,342	$50,658	$9,454	$132,890
Non-wholesale time certificates of deposit less than $100,000	38,376	35,136	50,351	9,607	133,470
Wholesale time certificates of deposit of $100,000 or more	5,225	3,493	13,631	7,037	29,386
Wholesale time certificates of deposit less than $100,000	677	4,023	8,182	298	13,180

Total time deposits	$92,714	$66,994	$122,822	$26,396	$308,926

Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $43.2 million on December 31, 2007, compared to $31.1 million on December 31, 2006, an increase of $12.1 million. Advances from FHLB increased $25.0 million while repurchase agreements decreased $16.1 million and sweep accounts increased $3.2 million from December 31, 2006 to December 31, 2007

On June 26, 2007, we redeemed all of our trust preferred securities ($10.3 million) originally issued June 26, 2002 and as a result we had no long-term obligations as of December 31, 2007.

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

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $128.8 million, $124.8 million and $109.5 million of advances from the FHLB at December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, we had outstanding FHLB advances totaling $28.0 million compared to $3.0 million and $21.0 million at December 31, 2006 and 2005, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2007, we owned 23,822 shares of the FHLB’s $100 par value capital stock, compared to 12,293 and 19,477 shares at December 31, 2006 and 2005, respectively. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $32.0 million available to us at December 31, 2007 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2007, we did not have any borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2007, we did not have any loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

Shareholders’ equity increased by approximately $4.0 million to $66.8 million at December 31, 2007 from $62.8 million at December 31, 2006. We experienced net income in 2007 of $4.8 million, $237 thousand from the exercise of stock options and recognized stock compensation of $205 thousand on restricted stock awards and stock options. We had a decrease in net unrealized losses on available-for-sale securities of $871 thousand and we declared cash dividends of $2.0 million or $0.70 per share during 2007. During the fourth quarter of 2007 we repurchased 1,223 shares of our outstanding common stock at a cost of $31 thousand.

Shareholders’ equity increased by approximately $28.2 million to $62.8 million at December 31, 2006 from $34.6 million at December 31, 2005. We sold an additional 862,500 shares of common stock in March 2006 for gross proceeds of $26.5 million. We experienced net income in 2007 of $5.6 million and recognized stock compensation of $242 thousand on restricted stock awards and stock options. We had a decrease in net unrealized losses on available-for-sale securities of $133 thousand and we declared cash dividends of $2.0 million or $0.68 per share during 2007. The adoption of SFAS No. 158 required us to record a decrease to accumulated other comprehensive income of $20 thousand.

The following table presents information concerning capital required of us and our actual capital ratios.

	To be well capitalized under prompt corrective action provisions		Minimum required for capital adequacy purposes		Our Ratio	Bank’s Ratio
	Ratio		Ratio
As of December 31, 2007:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.66%	8.98%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	12.94	10.90
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	13.72	11.69
As of December 31, 2006:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	12.05%	8.81%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	15.08	11.04
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	16.04	12.00

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

Recent Accounting Pronouncements

Please refer to Note (1) (S) of our consolidated financial statements for a summary of recent authoritative pronouncements that could impact our accounting, reporting, and/or disclosure of financial information.

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

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Summary of Operations

Income Statement Data:
Interest income	$10,086	$10,210	$9,871	$9,816	$9,993	$9,367	$8,929	$8,297
Interest expense	4,777	4,890	4,905	4,863	4,830	3,962	3,667	3,430
Net interest income	5,309	5,320	4,966	4,953	5,163	5,405	5,262	4,867
Provision for loan losses	—	—	(489)	390	(99)	50	200	200
Net interest income after provision	5,309	5,320	5,455	4,563	5,262	5,355	5,062	4,667
Non-interest income	1,338	1,582	1,585	1,681	1,566	1,753	1,549	1,315
Non-interest expense	4,857	5,285	5,241	4,961	5,038	4,591	4,506	4,402
Income before income taxes	1,790	1,617	1,799	1,283	1,790	2,517	2,105	1,580
Income taxes	522	282	542	331	416	822	690	482
Net income	1,268	1,335	1,257	952	1,374	1,695	1,415	1,098

Per Share Data and Shares Outstanding:
Net income—basic	$0.44	$0.46	$0.43	$0.33	$0.48	$0.59	$0.49	$0.51
Net income—diluted	0.43	0.46	0.43	0.33	0.47	0.58	0.49	0.51
Cash dividends	0.175	0.175	0.175	0.175	0.17	0.17	0.17	0.17
Book value at period end	22.88	22.36	21.71	21.84	21.64	21.28	20.45	20.43
Shares outstanding at period end	2,920,769	2,921,992	2,921,992	2,921,992	2,902,242	2,902,242	2,902,242	2,902,542

Balance Sheet Data:
Total assets	$643,889	$629,679	$629,573	$616,042	$624,070	$599,534	$579,137	$581,771
Investments	125,888	124,581	125,413	129,424	125,860	114,449	104,672	104,241
Loans	454,198	440,340	436,610	418,308	417,943	422,975	413,432	394,986
Interest-earning assets	588,168	568,097	570,164	559,697	569,498	547,431	520,851	526,576
Deposits	526,361	527,368	518,285	502,980	512,249	474,232	478,254	482,487
Long-term obligations	—	—	—	—	10,310	10,310	18,310	18,310
Shareholders’ equity	66,841	65,339	63,436	63,821	62,793	61,773	59,340	59,286

Selected Performance Ratios:
Rate of return (annualized) on:
Total assets	0.80%	0.85%	0.82%	0.62%	0.89%	1.16%	0.99%	0.79%
Shareholders’ equity	7.67	8.30	7.89	6.00	8.83	11.16	9.54	11.51
Dividend payout ratio	39.77	38.04	40.70	53.03	35.42	28.81	34.69	33.33

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

ECB Bancorp, Inc.

Engelhard, North Carolina

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECB Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

Greenville, North Carolina

March 10, 2008

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share data)

	2007	2006
ASSETS
Non-interest bearing deposits and cash	$16,303	$15,591
Interest-bearing deposits	925	891
Overnight investments	4,775	23,575

Total cash and cash equivalents	22,003	40,057

Investment securities available-for-sale, at fair value (cost of $126,616 and $128,005 at December 31, 2007 and 2006, respectively)	125,888	125,860
Loans	454,198	417,943
Allowance for loan losses	(4,083)	(4,725)

Loans, net	450,115	413,218

Real estate and repossessions acquired in settlement of loans, net	66	240
Federal Home Loan Bank common stock, at cost	2,382	1,229
Bank premises and equipment, net	24,450	23,042
Accrued interest receivable	4,456	4,619
Bank owned life insurance	8,030	7,741
Other assets	6,499	8,064

Total	$643,889	$624,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, non-interest-bearing	$95,596	$96,890
Demand, interest-bearing	103,347	94,569
Savings	18,492	19,809
Time	308,926	300,981

Total deposits	526,361	512,249

Accrued interest payable	2,525	2,363
Short-term borrowings	43,174	31,105
Long-term obligations	—	10,310
Other liabilities	4,988	5,250

Total liabilities	577,048	561,277

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,920,769 and 2,902,242 in 2007 and 2006, respectively	10,184	10,119
Capital surplus	27,026	26,680
Retained earnings	30,099	27,333
Accumulated other comprehensive loss	(468)	(1,339)

Total shareholders’ equity	66,841	62,793

Total	$643,889	$624,070

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$33,688	$31,277	$24,012
Interest on investment securities:
Interest exempt from federal income taxes	1,225	1,088	1,135
Taxable interest income	4,384	3,598	3,104
Dividend income	137	126	111
Other interest	549	497	241

Total interest income	39,983	36,586	28,603

INTEREST EXPENSE
Deposits
Demand accounts	1,779	1,254	536
Savings	94	109	116
Time	15,256	12,007	6,992
Short-term borrowings	2,306	765	468
Long-term obligations	—	1,754	1,539

Total interest expense	19,435	15,889	9,651

Net interest income	20,548	20,697	18,952
Provision for loan losses	(99)	351	757

Net interest income after provision for loan losses	20,647	20,346	18,195

NON-INTEREST INCOME
Service charges on deposit accounts	3,028	3,027	3,323
Other service charges and fees	1,508	1,364	1,301
Mortgage origination brokerage fees	1,091	1,013	756
Net gain (loss) on sale of securities	(161)	—	107
Income from investments in SBIC’s	72	375	—
Income from bank owned life insurance	289	305	255
Recapture of reserve for unfunded loans	240	—	—
Gain on sale of credit card portfolio	—	—	375
Other operating income	119	99	108

Total non-interest income	6,186	6,183	6,225

NON-INTEREST EXPENSE
Salaries	8,431	7,509	6,651
Retirement and other employee benefits	2,503	2,753	2,624
Occupancy	1,788	1,621	1,559
Equipment	1,885	1,727	1,701
Professional fees	673	356	469
Supplies	432	341	330
Telephone	563	506	498
Other operating expenses	4,069	3,724	3,633

Total non-interest expense	20,344	18,537	17,465

Income before income taxes	6,489	7,992	6,955
Income taxes	1,677	2,410	2,102

Net income	$4,812	$5,582	$4,853

Net income per share—basic	$1.65	$2.07	$2.41

Net income per share—diluted	$1.65	$2.05	$2.37

Weighted average shares outstanding—basic	2,908,371	2,700,663	2,014,879

Weighted average shares outstanding—diluted	2,914,352	2,724,717	2,046,129

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share data)

	Common stock		Capital surplus	Retained earnings	Deferred compensation —restricted stock	Accumulated other comprehensive income (loss)	Comprehensive income	Total
	Number	Amount
BALANCE—December 31, 2004	2,038,242	$7,134	$5,360	$20,176	$(306)	$(287)		$32,077
Unrealized losses, net of income tax benefit of $ 730	—	—	—	—	—	(1,165)	$(1,165)	(1,165)
Net income	—	—	—	4,853	—	—	4,853	4,853

Total comprehensive income							$3,688

Deferred compensation—restricted stock issuance	1,800	6	48	—	(54)	—		—
Recognition of deferred compensation—restricted stock	—	—	—	—	105	—		105
Cash dividends ($.64 per share)	—	—	—	(1,305)	—	—		(1,305)

BALANCE—December 31, 2005	2,040,042	7,140	5,408	23,724	(255)	(1,452)		34,565
Unrealized gains, net of income tax expense of $ 83	—	—	—	—	—	133	$133	133
Net income	—	—	—	5,582	—	—	5,582	5,582

Total comprehensive income							$5,715

Issuance of common stock	862,500	3,019	23,503	—	—	—		26,522
Expenses related to issuance of common stock	—	—	(2,258)	—	—	—		(2,258)
Stock based compensation	(300)	18	224	—	—	—		242
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R	—	(58)	(197)	—	255	—		—
Cash dividends ($ .68 per share)	—	—	—	(1,973)	—	—		(1,973)
Adjustment to initially apply
SFAS No. 158, net of income tax benefit of $ 13	—	—	—	—	—	(20)		(20)

BALANCE—December 31, 2006	2,902,242	10,119	26,680	27,333	—	(1,339)		62,793
Unrealized gains, net of income tax expense of $ 546	—	—	—	—	—	871	$871	871
Net income	—	—	—	4,812	—	—	4,812	4,812

Total comprehensive income							$5,683

Stock options exercised	19,750	69	168	—	—	—		237
Stock based compensation	—	—	205	—	—	—		205
Repurchase of common stock	(1,223)	(4)	(27)	—	—	—		(31)
Cash dividends ($ .70 per share)	—	—	—	(2,046)	—	—		(2,046)

BALANCE—December 31, 2007	2,920,769	$10,184	$27,026	$30,099	$—	$(468)		$66,841

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,812	$5,582	$4,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,470	1,212	1,271
Amortization of premium on investment securities, net	43	105	233
Provision for loan losses	(99)	351	757
Deferred income taxes	(1)	(136)	721
(Gain) loss on sale of securities	161	—	(107)
Gain on sale of credit card portfolio	—	—	(375)
Impairment charge on community bank trust services investment	90	—	—
Stock based compensation	205	242	105
(Gain) loss on sale of real estate and repossessions acquired in settlement of loans	20	—	(18)
Write-down on repossessed loan collateral	—	75	—
(Gain) loss on disposal of premises and equipment	11	—	(3)
(Increase) decrease in accrued interest receivable	163	(1,057)	(803)
Income from bank owned life insurance	(289)	(305)	(255)
(Increase) decrease in other assets	(380)	2,183	(3,199)
Increase in accrued interest payable	162	839	554
Increase (decrease) in other liabilities	(280)	331	1,782

Net cash provided by operating activities	6,088	9,422	5,516

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities classified as available-for-sale	12,143	—	9,159
Proceeds from maturities of investment securities classified as available-for-sale	10,418	11,514	11,776
Purchases of investment securities classified as available-for-sale	(20,376)	(32,540)	(15,357)
Redemption (purchase) of Federal Home Loan Bank common stock	(1,153)	719	(1)
Proceeds from disposal of premises and equipment	—	—	3
Purchases of premises and equipment	(2,889)	(5,395)	(3,192)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans	187	—	101
Proceeds from sale of credit card portfolio	—	—	2,727
Purchase of life insurance	—	—	(490)
Net loan originations	(36,831)	(31,508)	(60,063)

Net cash used in investing activities	(38,501)	(57,210)	(55,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,112	47,041	54,075
Net increase (decrease) in borrowings	2,069	(493)	(12,409)
Dividends paid	(2,028)	(1,806)	(1,269)
Repurchase of common stock	(31)	—	—
Net proceeds from issuance of common stock	237	24,264	—

Net cash provided by financing activities	14,359	69,006	40,397

Increase (decrease) in cash and cash equivalents	(18,054)	21,218	(9,424)
Cash and cash equivalents at beginning of year	40,057	18,839	28,263

Cash and cash equivalents at end of year	$22,003	$40,057	$18,839

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	$871	$133	$(1,165)

Unfunded portion of postretirement plan, net of deferred taxes	$—	$(20)	$—

Cash dividends declared but not paid	$511	$493	$326

Debt transferred from long-term to short-term	$—	$—	$13,000

Reserve transferred from allowance for loan losses to other liabilities	$—	$240	$—

Investment in SBIC transferred from other assets to available-for-sale securities	$1,000	$—	$—

Redemption of trust preferred common stock	$310	$—	$—

Transfer from loans to real estate and repossessions acquired in settlement of loans	$33	$315	$40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$19,273	$15,050	$9,097

Taxes paid	$1,570	$1,426	$2,936

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

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

DECEMBER 31, 2007 and 2006

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

(G)    Allowance for Loan Losses

As a result of the Interagency Policy Statement of the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it uses to estimate the allowance for loan losses during the second quarter of 2007. The allowance for loan losses (AFLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Thus, future changes to the AFLL may be necessary based on the impact of changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s AFLL. Such agencies may require the Company to recognize adjustments to the AFLL based on their judgments about information available to them at the time of their examination.

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

(H)    Real Estate and Repossessions Acquired in Settlement of Loans

Real estate acquired in settlement of loans consists of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed. Such properties are held for sale and, accordingly, no depreciation or amortization expense is recognized. Repossessions are recorded at the lower of cost or market.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw $128.8 million and $124.8 million of advances from the FHLB at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had outstanding advances totaling $28.0 million and $3.0 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2007 and 2006, the Company owned 23,822 and 12,293 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

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

(L)    Long-Term Obligations

On June 26, 2002, the Company completed a private issuance of $10 million in trust preferred securities as part of a pooled resecuritization transaction with several other financial institutions. The trust preferred securities had a floating rate of interest of 3.45% over the three-month LIBOR rate that was payable quarterly. Bancorp had used the net proceeds for market expansion, the repurchase of Bancorp stock and for other corporate and strategic purposes. On June 26, 2007, the Company redeemed all of the trust preferred securities originally issued June 26, 2002 and as a result had no long-term obligations as of December 31, 2007.

The trust preferred securities were issued by a wholly owned finance subsidiary of Bancorp, ECB Statutory Trust I (the Trust), and Bancorp had fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of trust preferred securities were invested in debentures issued by Bancorp and that investment became the sole asset of the trust.

(M)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and gives current recognition to changes in tax rates and laws.

In 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

(N)    Advertising Costs

Advertising costs are expensed as incurred.

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

During 1998, the Company adopted an Omnibus Stock Ownership and Long-Term Incentive Plan (the Omnibus Plan) which provides for the issuance of up to an aggregate of 159,000 shares of common stock of the Company pursuant to stock options and other awards granted or issued under its terms. It is the Company’s policy to issue new shares to satisfy option exercises. Stock options generally vest one-third each year beginning three years after the grant date and expire after 10 years. However, certain grants vest one-third each year, beginning one year after the grant date. Restricted stock generally vests one-third each year beginning three years after the grant date.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

Prior to the adoption of SFAS No. 123R on January 1, 2006, if the Company had elected to recognize compensation cost for its stock-based compensation plans in accordance with the fair value based accounting method of SFAS No. 123, net income and earnings per share (“EPS”) would have been as follows (dollars in thousands, except per share data):

2005
Net income, as reported	$4,853
Total stock-based employee compensation expense included in net income	105
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all awards, net of related tax effects	(137)

Proforma net income	$4,821

Earnings per share:
Basic—as reported	$2.41

Basic—proforma	$2.39

Diluted—as reported	$2.37

Diluted—proforma	$2.36

(P)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of basic net income per share, unvested restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Diluted weighted-average shares outstanding increased by 6 thousand, 16 thousand and 16 thousand shares for 2007, 2006 and 2005, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted- average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted-average shares outstanding did not increase during 2007. In 2006 and 2005 diluted weighted-average shares outstanding increased 8 thousand and 15 thousand, respectively, due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (amounts in thousands, except per share data).

	Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$4,812	2,908	$1.65

Effect of dilutive securities	—	6

Diluted net income per share	$4,812	2,914	$1.65

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

At December 31, 2007, there were 17 thousand options outstanding with an exercise price above the market value of the Company’s stock at that date.

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

At December 31, 2005, there were 18 thousand options outstanding with an exercise price above the market value of the Company’s stock at that date.

(Q)    Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of other comprehensive income included in comprehensive income for the periods presented are as follows (dollars in thousands):

	2007	2006	2005
Unrealized gains (losses) arising during the period	$1,256	$216	$(1,788)
Tax benefit (expense)	(484)	(83)	689
Reclassification to realized (gains) losses	161	—	(107)
Tax (benefit) expense	(62)	—	41

Other comprehensive income (loss)	$871	$133	$(1,165)

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and did not impact the Company’s accounting measurements but will result in additional disclosures.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (which does not apply to the Company) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 was effective for the Company on January 1, 2008. The Company recorded a liability of $359 thousand on January 1, 2008 to record the postretirement benefit related to split-dollar life insurance arrangements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 was effective for the Company on January 1, 2008 with no effect to the financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years. The adoption of EITF 06-11 did not have a material impact on financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$32,723	$306	$(7)	$33,022
Obligations of states and political subdivisions	36,227	154	(440)	35,941
Mortgage-backed securities	53,638	130	(628)	53,140
Corporate Bonds	3,028	—	(70)	2,958
Equity securities	1,000	—	(173)	827

	$126,616	$590	$(1,318)	$125,888

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$37,142	$16	$(398)	$36,760
Obligations of states and political subdivisions	32,919	133	(442)	32,610
Mortgage-backed securities	54,914	1	(1,471)	53,444
Corporate Bonds	3,030	16	—	3,046

	$128,005	$166	$(2,311)	$125,860

Gross realized gains and losses on sales of securities for the years ended December 31, 2007, 2006 and 2005 were as follows (dollars in thousands):

	2007	2006	2005
Gross realized gains	$10	$—	$122
Gross realized losses	(171)	—	(15)

Net realized (losses) gains	$(161)	$—	$107

Impairment of Certain Investments in Debt and Equity Securities. The following tables set forth the amount of unrealized losses at December 31, 2007 and 2006 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer (dollars in thousands).

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

December 31, 2007

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$—	$—	$5,986	$7	$5,986	$7
Obligations of states and political subdivisions	8,496	74	11,806	366	20,302	440
Mortgage-backed securities	1,438	7	31,658	621	33,096	628
Corporate bonds	2,958	70	—	—	2,958	70
Equity securities	827	173	—	—	827	173

Total	$13,719	$324	$49,450	$994	$63,169	$1,318

December 31, 2006
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$7,448	$62	$22,357	$336	$29,805	$398
Obligations of states and political subdivisions	3,913	53	13,868	389	17,781	442
Mortgage-backed securities	7,889	39	44,368	1,432	52,257	1,471

Total	$19,250	$154	$80,593	$2,157	$99,843	$2,311

As of December 31, 2007 and 2006, management has concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above, except for equity securities, are on debt securities that have contractual maturity dates and are primarily related to market interest rates. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in the investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment. Based upon the Bank’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Bank does not consider the investment to be other-than-temporarily impaired.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2007 by remaining contractual maturity are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:
Due in one year or less	$14,863	$14,879
Due in one through five years	12,287	12,498
Due in five through ten years	1,497	1,497
Due after ten years	4,076	4,148
Obligations of states and political subdivisions:
Due in one year or less	3,571	3,575
Due in one through five years	10,690	10,796
Due in five through ten years	12,340	12,053
Due after ten years	9,626	9,517
Mortgage-backed securities:
Due in five through ten years	6,586	6,522
Due after ten years	47,052	46,618
Corporate Bonds:
Due in five through ten years	3,028	2,958
Equity securities:
Due after ten years	1,000	827

Total securities	$126,616	$125,888

Securities with an amortized cost of $98.6 million at December 31, 2007 are pledged as collateral. Of this total, amortized cost of $11.7 million and fair value of $11.5 million are pledged as collateral for FHLB advances.

(3)    LOANS

Loans at December 31, 2007 and 2006 classified by type are as follows (dollars in thousands):

	2007	2006
Real estate loans:
Construction and land development	$104,518	$116,500
Secured by farmland	25,949	31,236
Secured by residential properties	70,873	57,747
Secured by nonfarm, nonresidential properties	138,242	122,779
Consumer installment	5,712	6,070
Credit cards and related plans	2,001	2,167
Commercial and all other loans:
Commercial and industrial	66,793	45,329
Loans to finance agricultural production	20,344	19,211
All other loans	20,015	17,426

	454,447	418,465
Less deferred fees and costs, net	249	522

	$454,198	$417,943

Included in the above:
Nonaccrual loans	$393	$130
Restructured loans	73	54

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

At December 31, 2007, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.4 million and the allowance for loan losses allocated to these loans was $630 thousand. At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $86 thousand and the allowance for loan losses allocated to these loans was $0. At December 31, 2005 there were no loans that are considered to be impaired under SFAS No. 114. At December 31, 2005 the Company was classifying loans under the SFAS No. 114 guidance only if they were on non-accrual status or were considered Troubled Debt Restructured loans. In 2007, the Company adopted a more aggressive method of evaluating it potential for impairment under SFAS No. 114 which included, in addition to the above, doing analyses on loans risk graded as special mention or classified.

The average recorded investment in loans that are considered to be impaired under SFAS No. 114 during the year ended December 31, 2007 was $12.9 million. For the year ended December 31, 2007, the Company recognized approximately $1.0 million of interest income on impaired loans.

The average recorded investment in loans that are considered to be impaired under SFAS No. 114 during the year ended December 31, 2006 was $87 thousand. For the year ended December 31, 2006, the Company recognized approximately $4 thousand of interest income on impaired loans.

The average recorded investment in loans that are considered to be impaired under SFAS No. 114 during the year ended December 31, 2005 was $121 thousand. For the year ended December 31, 2005, the Company recognized approximately $11 thousand of interest income on impaired loans.

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

At December 31, 2007 and 2006, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $50.1 million and $57.3 million, respectively.

Loans of approximately $27.3 million at December 31, 2007 are pledged as eligible collateral for FHLB advances.

(4)    ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 follows (dollars in thousands):

	December 31,
	2007	2006	2005
Beginning balance	$4,725	$4,650	$4,300
Provision for loan losses	(99)	351	757
Recoveries	94	91	35
Loans charged off	(637)	(127)	(306)
Adjustment for loans sold(1)	—	—	(136)
Adjustment for unfunded loans(2)	—	(240)	—

Ending balance	$4,083	$4,725	$4,650

(1)	During 2005 the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million. Prior to the sale, the Bank had reserved 5% of the outstanding balances in the allowance for loan losses. The allowance was reduced by $136 thousand when the credit card portfolio was sold.
(2)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan loss reserve.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2007 and 2006 are as follows (dollars in thousands):

	Cost	Accumulated Depreciation	Undepreciated Cost
December 31, 2007:
Land	$9,407	$—	$9,407
Land improvements	245	210	35
Buildings	16,572	3,738	12,834
Furniture and equipment	6,960	4,786	2,174

Total	$33,184	$8,734	$24,450

December 31, 2006:
Land	$8,792	$—	$8,792
Land improvements	213	195	18
Buildings	14,797	3,184	11,613
Furniture and equipment	7,074	5,008	2,066
Construction in progress	553	—	553

Total	$31,429	$8,387	$23,042

(6)    INCOME TAXES

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Current	Deferred*	Total
Year ended December 31, 2007:
Federal	$1,457	$(22)	$1,435
State	221	21	242

	$1,678	$(1)	$1,677

Year ended December 31, 2006:
Federal	$2,133	$(167)	$1,966
State	413	31	444

	$2,546	$(136)	$2,410

Year ended December 31, 2005:
Federal	$1,153	$539	$1,692
State	228	182	410

	$1,381	$721	$2,102

*	Included in deferred tax is release of valuation allowance adjustment of $165 thousand.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows (dollars in thousands):

	Years ended December 31,
	2007	2006	2005
Income taxes at statutory rate	$2,206	$2,717	$2,365
Increase (decrease) resulting from:
Effect of non-taxable interest income	(437)	(493)	(383)
Decrease in valuation allowance	(165)	—	(35)
Bank owned life insurance	(98)	(104)	(87)
State taxes, net of federal benefit	160	280	271
Other, net	11	10	(29)

Applicable income taxes	$1,677	$2,410	$2,102

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (dollars in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,472	$1,643
Unrealized loss associated with FNMA and FHLMC preferred stock	335	501
Postretirement benefits	269	264
Unrealized losses on securities available for sale	280	826
Unfunded postretirement benefits	13	13
Other	954	852

Total gross deferred tax assets	$3,323	$4,099
Valuation allowance	(335)	(501)

Total net deferred tax assets	2,988	3,598

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	1,873	1,506
Other	94	362

Total gross deferred tax liabilities	1,967	1,868

Net deferred tax asset	$1,021	$1,730

The valuation allowance for deferred tax assets was $335 thousand at December 31, 2007 and $501 thousand at December 31, 2006. The valuation allowance required at December 31, 2007 and 2006 was for certain capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them.

During 2007, the Company recognized capital gains which decreased the valuation allowance. However the Company does not have plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset.

Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or noninterest expense, respectively. Years ended December 31, 2004 through December 31, 2006 remain open for audit for all major jurisdictions.

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2007 and 2006 are summarized as follows (dollars in thousands):

	2007	WAR	2006	WAR
Sweep accounts	$6,814	2.99%	$3,599	5.34%
Advances from FHLB	28,000	4.67	3,000	3.70
Repurchase agreements	8,360	5.42	24,506	5.43

Total short-term borrowings	43,174	4.55	31,105	5.26

Junior subordinated debentures	—	—	10,310	8.82

Total long-term obligations	—	—	10,310	8.82

Total borrowed funds	$43,174	$4.55%	$41,415	$6.14%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The eligible residential 1-4 family first mortgage loans as of December 31, 2007, were $27.3 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $11.5 million of investment securities held as collateral by the FHLB on advances as of December 31, 2007. The maximum month end balances were $28.0 million, $31.0 million and $24.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007 the Bank had a 30-day $28.0 million advance from the Federal Home Loan Bank that matured in January 2008. Subsequent to the maturity, management converted $20.0 million of the $28.0 million into a 12-month fixed rate advance. The remaining portion was maintained as a 30-day advance.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $32.0 million.

On June 26, 2007, the Company redeemed all of our trust preferred securities originally issued June 26, 2002 and as a result had no long-term obligations as of December 31, 2007. The trust preferred securities had a floating rate of interest of 3.45% over the three-month LIBOR rate that was payable quarterly.

The Company enters into agreements with customers to transfer excess funds in demand accounts into repurchase agreements. Under the repurchase agreement, the Company sells the customer an interest in government-sponsored enterprise securities. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 125 basis points and has a floor of 50 basis points. Securities with a fair value of $13.6 million secured repurchase agreements as of December 31, 2007.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $314 thousand, $291 thousand and $254 thousand in 2007, 2006 and 2005, respectively. The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

In 2002, the Company adopted a supplemental executive retirement plan to provide benefits for members of management and directors. The liability is calculated by discounting the anticipated future cash flows at 5.8%. The liability accrued for this obligation was $1.7 million and $1.3 million at December 31, 2007 and 2006, respectively. Charges to income are based on changes in the cash value of insurance, which funds the liability. The related expense for the years ended December 31, 2007, 2006 and 2005 was $375 thousand, $384 thousand and $294 thousand, respectively.

The following tables provide information relating to the Company’s postretirement health care benefit plan using a measurement date of December 31 (dollars in thousands):

	2007	2006
Reconciliation of benefit obligation:
Net benefit obligation, January 1	$718	$661
Service cost	5	8
Interest cost	43	44
Plan amendment	(8)	(30)
Actuarial loss	—	63
Benefit paid	(29)	(28)

Net benefit obligation, December 31	$729	$718

Fair value of plan assets	$—	$—

Funded status:
Funded status, December 31	$729	$718
Unrecognized prior service cost	22	30
Unrecognized actuarial loss	(55)	(63)

Net amount recognized	$696	$685

Recognized on balance sheet:
Other liabilities	$729	$718
Other assets	(13)	(13)
Accumulated other comprehensive loss	(20)	(20)

Net amount recognized	$696	$685

Recognized in accumulated other comprehensive loss:

	2007	2006
Unrecognized prior service cost	$(22)	$(30)
Unrecognized net loss	55	63
Deferred tax asset	(13)	(13)

	$20	$20

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

The Company expects to recognize amortization of prior service costs of $8 thousand in 2008.

Net periodic postretirement benefit cost for 2007, 2006 and 2005 includes the following components (dollars in thousands):

	2007	2006	2005
Service cost	$5	$8	$7
Interest cost	43	44	43
Amortization of loss	(8)	—	—

Net periodic postretirement benefit cost	$40	$52	$50

The following table presents assumptions relating to the plan at December 31, 2007 and 2006:

	2007	2006
Discount rate in determining benefit obligation	5.8%	6.0%
Annual health care cost trend rate	8.0%	8.0%
Ultimate medical trend rate	8.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	13.5%	13.6%
Benefit obligation	12.5%	12.5%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(11.3)%	(11.3)%
Benefit obligation	(10.5)%	(10.5)%

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

(9)    STOCK OPTION AND RESTRICTED STOCK PLANS

Compensation cost charged to income during the years ended December 31, 2007 and 2006 was approximately $123 thousand related to stock options for both years and $82 thousand and $119 thousand, respectively, related to restricted stock. No income tax benefit was recognized for share-based compensation, as the Company does not have any outstanding nonqualified stock options.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

A summary of the status of stock options as of December 31, 2007, 2006 and 2005, and changes during the years then ended, is presented below:

	2007		2006		2005
	Number	Weighted Average Option Price	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	61,476	$21.83	43,389	$19.04	25,302	$11.92
Granted	16,525	32.60	18,087	28.52	18,087	29.00
Exercised	(19,750)	11.98	—	—	—	—

Options outstanding, end of year	58,251	$28.22	61,476	$21.83	43,389	$19.04

The following table summarizes information about the stock options outstanding at December 31, 2007:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding December 31, 2007	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding December 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$10.00 – $13.00	2,702	2.1	2,702	$10.00	2.1
$13.01 – $28.50	2,850	4.1	2,850	13.25	4.0
$28.51 – $29.00	36,174	6.7	14,078	28.81	7.6
$29.01 – $32.60	16,525	9.1	—	—	—

	58,251	7.0	19,630	$23.96	4.4

The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2007 was $77 thousand. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $662 thousand and $575 thousand, respectively. Cash received for options exercised in 2007 was $237 thousand with an intrinsic value of $422 thousand. No options were exercised in 2006.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2007	2006	2005
Weighted average fair value of options granted during the year	$8.73	$8.75	$8.68

Assumptions:
Average risk free interest rate	4.66%	4.52%	3.88%
Average expected volatility	24.82%	30.37%	31.09%
Expected dividend rate	2.40%	2.40%	2.40%
Expected life in years	7.00	7.01	7.00

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

A summary of activity related to non-vested restricted stock during the year ended December 31, 2007 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	15,802		$24.68
Granted	—	$	n/a
Forfeited	—	$	n/a
Vested	(7,089)		$24.36

Outstanding at December 31, 2007	8,713		$24.95

The total fair value of shares that contractually vested during 2007 and 2006 was $245 thousand and $195 thousand, respectively.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
2008	$110	$45	$155
2009	42	—	42
2010	28	—	28
2011	14	—	14
2012	1	—	1

Total	$195	$45	$240

(10)    DEPOSITS

At December 31, 2007 and 2006, certificates of deposit of $100,000 or more amounted to approximately $162.3 million and $156.3 million, respectively.

Time deposit accounts as of December 31, 2007, mature in the following years and amounts: 2008—$282.5 million; 2009—$21.4 million; 2010—$3.0 million; 2011—$0.5 million; and 2012—$1.5 million.

For the years ended December 31, 2007, 2006 and 2005, interest expense on certificates of deposit of $100,000 or more amounted to approximately $7.9 million, $6.3 million and $2.5 million, respectively.

(11)    LEASES

The Company has noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2007, 2006 and 2005 was $590 thousand, $558 thousand and $532 thousand, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are as follows (dollars in thousands):

Year ending December 31,
2008	$483
2009	237
2010	217
2011	177
2012	177
Thereafter	1,287

Total minimum lease payments	$2,578

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve, which are non-interest-bearing, were approximately $447 thousand at December 31, 2007.

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $91.6 million, standby letters of credit of $623 thousand and $347 thousand of unfunded commitments, included in other liabilities, with two Small Business Administration backed venture and debt investment groups (SBIC’s) at December 31, 2007. The Company has also committed to invest $1.5 million with the Community Affordable Housing Equity Corporation, of which $419 thousand is not yet funded.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$22,003	$22,003	$40,057	$40,057
Investment securities	125,888	125,888	125,860	125,860
FHLB stock	2,382	2,382	1,229	1,229
Accrued interest receivable	4,456	4,456	4,619	4,619
Net loans	450,115	444,409	413,218	405,870
Financial liabilities:
Deposits	$526,361	$527,982	$512,249	$511,692
Short-term borrowings	43,174	43,174	31,105	31,105
Accrued interest payable	2,525	2,525	2,363	2,363
Long-term obligations	—	—	10,310	10,310

The estimated fair values of net loans, deposits and long-term obligations at December 31 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. Refer to note 1(E) for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. As discussed in note 13, these off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2007, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual			For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Ratio	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$60,705	≥	11.69%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,622	≥	10.90	4.00	6.00
Tier 1 Capital (to Average Assets)	56,622	≥	8.98	4.00	5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	58,917	≥	12.00	8.00	10.00
Tier 1 Capital (to Risk Weighted Assets)	54,192	≥	11.04	4.00	6.00
Tier 1 Capital (to Average Assets)	54,192	≥	8.81	4.00	5.00

The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:

	Actual			For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Ratio	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$71,285	≥	13.72%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,202	≥	12.94	4.00	6.00
Tier 1 Capital (to Average Assets)	67,202	≥	10.66	3.00	5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	78,856	≥	16.04	8.00	10.00
Tier 1 Capital (to Risk Weighted Assets)	74,131	≥	15.08	4.00	6.00
Tier 1 Capital (to Average Assets)	74,131	≥	12.05	3.00	5.00

Dividends

The Company’s dividend payments are typically made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2007 and 2006, and the related condensed statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005 are as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	2007	2006
Assets
Cash	$10,580	$19,353
Receivable from subsidiary	511	990
Investment in subsidiary	56,261	52,853
Other assets	—	415

Total assets	$67,352	$73,611

Liabilities and Shareholders’ Equity
Dividends payable	$511	$493
Accrued interest payable	—	15
Long-term obligations	—	10,310

Total liabilities	511	10,818

Total stockholders’ equity	66,841	62,793

Total liabilities and stockholders’ equity	$67,352	$73,611

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	2007	2006	2005
Dividends from bank subsidiary	$2,077	$1,973	$1,164
Interest	508	482	—
Equity in undistributed net income of subsidiary	2,332	3,288	3,699
Amortization expense	(105)	(161)	(10)

Net income	$4,812	$5,582	$4,853

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$4,812	$5,582	$4,853
Undistributed net income of subsidiary	(2,332)	(3,288)	(3,699)
Net change in other assets & other liabilities	569	(487)	10
Stock based compensation	205	242	105

Net cash provided by operating activities	3,254	2,049	1,269

INVESTING ACTIVITIES:
Payment for investments in subsidiary	(205)	(5,153)	—

Net cash used by investing activities	(205)	(5,153)	—

FINANCING ACTIVITIES:
Repurchase of common stock	(31)	—	—
Proceeds from issuance of common stock	237	24,264	—
Repayment of debt	(10,000)	—	—
Cash dividends paid	(2,028)	(1,807)	(1,269)

Net cash provided (used) in financing activities	(11,822)	22,457	(1,269)

Net change in cash	$(8,773)	$19,353	$—

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 and 2006

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

Loans at December 31, 2007 and 2006 include loans to officers and directors and their associates totaling approximately $2.9 million and $3.2 million, respectively. During 2007, $1.7 million in loans were disbursed to officers, directors and their associates and principal repayments of $2.0 million were received on such loans.

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

In connection with the above evaluation of our disclosure controls and procedures no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

ECB’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. This report appears on the following page.

/s/ ARTHUR H. KEENEY III	/s/ GARY M. ADAMS
Arthur H. Keeney III	Gary M. Adams
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ECB Bancorp, Inc. and Subsidiary

We have audited ECB Bancorp, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ECB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ECB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2007, and our report dated March 10, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Greenville, North Carolina

March 10, 2008

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board—General” and “—Audit Committee” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

Code of Ethics.    Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Corporate Governance—Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

Item 11.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the heading “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation arrangements which were in effect on December 31, 2007, and under which shares of our common stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION (1)
Plan category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Exercise Price of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by our security holders	58,251	(1)	$28.22	52,831	(2)
Equity compensation plans not approved by our security holders	-0-		N/A	-0-
Total	58,251		$28.22	52,831

(1)	Reflects the number of shares that are subject to outstanding, unexercised options previously granted under our Omnibus Stock Ownership and Long-Term Incentive Plan, which provided for the grant of both stock options and restricted stock awards.
(2)	Reflects the number of shares that remained available for future issuance under the plan on December 31, 2007. The plan expired on January 21, 2008, and no new grants or awards may be made under it after that date.

Item  13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions between us and our directors, executive officers and other related persons, and our policies and procedures for reviewing and approving related person transactions, is incorporated by reference from the information under the caption “Transactions with Related Persons” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

Item  14.    Principal Accounting Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from the information under the caption “Services and Fees During 2007 and 2006” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements.    The following financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements—December 31, 2007 and 2006

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

Date: March 14, 2008	ECB BANCORP, INC.

	By:	/s/ ARTHUR H. KEENEY III
Arthur H. Keeney III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. KEENEY III Arthur H. Keeney III	President and Chief Executive Officer (principal executive officer)	March 14, 2008

/s/ GARY M. ADAMS Gary M. Adams	Senior Vice President and Chief Financial Officer (principle financial and accounting officer)	March 14, 2008

/s/ GEORGE T. DAVIS George T. Davis, Jr.	Vice Chairman	March 14, 2008

/s/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 14, 2008

/s/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 14, 2008

/s/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 14, 2008

/s/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 14, 2008

/s/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 14, 2008

/s/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 14, 2008

/s/ MICHAEL D. WEEKS Michael D. Weeks	Director	March 14, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.01	Registrant’s Articles of Incorporation (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

3.02	Registrant’s Bylaws (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

4.01	Specimen common stock certificate (incorporated by reference from Exhibits to Registration Statement on Form S-1, Reg. No. 333-128843)

4.02	Indenture dated as of June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.03	Amended and Restated Declaration of Trust dated as of June 26, 2002, by and among Registrant, State Street Bank and Trust Company of Connecticut, National Association, and the Administrators (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

4.04	Guarantee Agreement dated as of June 26, 2002, between Registrant and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference from Exhibits to Registrant’s June 30, 2002, Quarterly Report on Form 10-QSB)

10.01	Employment Agreement between Arthur H. Keeney III and the Bank (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.02	Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s 2001 Annual Report on Form 10-KSB)

10.03	Agreement between T. Olin Davis and the Bank (filed herewith)

10.04	Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.05	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.06	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.07	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Registration Statement on Form S-8, Reg. No. 333-77689)

10.08	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.09	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.10	Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (filed herewith)

10.11	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.12	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.13	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.14	Split-Dollar Life Insurance Agreement between the Bank and T. Olin Davis (filed herewith)

10.15	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.16	Form of Director Supplemental Retirement Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., R. S. Spencer, Jr. and Ray M. Spencer (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit No.	Description of Exhibit
10.17	Form of Director Supplemental Retirement Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.18	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.19	The East Carolina Bank Incentive Plan (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

10.20	Consulting Agreement dated November 16, 2006, between the Bank and William F. Plyler II (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated November 16, 2006)

10.21	Agreement dated November 16, 2006 between Registrant and William F. Plyler II (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated November 16, 2006)

10.23	Schedule listing number of shares of common stock for which a purchase option was granted to each of Registrant’s named executive officers, together with the exercise price, term and vesting schedule of each option (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated March 1, 2007)

21.01	List of Registrant’s subsidiaries (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

23.01	Consent of Dixon Hughes PLLC (filed herewith)

31.01	Certification of Chief Executive Officer (pursuant to Rule 13a-14) (filed herewith)

31.02	Certification of Chief Financial Officer (pursuant to Rule 13a-14) (filed herewith)

32.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. Section 1350) (filed herewith)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO GARY M. ADAMS,

CHIEF FINANCIAL OFFICER, AT ECB BANCORP, INC., P.O. BOX 337, ENGELHARD,

NORTH CAROLINA 27824.