Form 10-Q
period 2008-03-31
ECB BANCORP INC
filed 2008-05-09
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

On May 7, 2008, there were 2,892,893 outstanding shares of Registrant’s common stock.

This form 10-Q has 35 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$13,604	$16,303
Interest bearing deposits	3,075	925
Overnight investments	7,150	4,775

Total cash and cash equivalents	23,829	22,003

Investment securities
Available-for-sale, at market value (cost of $159,903 and $126,616 at March 31, 2008 and December 31, 2007, respectively)	160,874	125,888
Loans	485,774	454,198
Allowance for loan losses	(4,379)	(4,083)

Loans, net	481,395	450,115

Real estate and repossessions acquired in settlement of loans, net	121	66
Federal Home Loan Bank common stock, at cost	4,309	2,382
Bank premises and equipment, net	24,916	24,450
Accrued interest receivable	4,522	4,456
Bank owned life insurance	8,119	8,030
Other assets	6,477	6,499

Total	$714,562	$643,889

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$90,026	$95,596
Demand, interest bearing	99,841	103,347
Savings	18,478	18,492
Time	347,246	308,926

Total deposits	555,591	526,361

Accrued interest payable	2,956	2,525
Short-term borrowings	56,300	43,174
Long-term obligations	26,000	—
Other liabilities	5,917	4,988

Total liabilities	646,764	577,048

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,909,699 at March 31, 2008 and 2,920,769 at December 31, 2007, respectively	10,145	10,184
Capital surplus	26,849	27,026
Retained earnings	30,227	30,099
Accumulated other comprehensive income (loss)	577	(468)

Total shareholders’ equity	67,798	66,841

Total	$714,562	$643,889

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three months ended March 31, 2008 and 2007

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$8,007	$8,110
Interest on investment securities:
Interest exempt from federal income taxes	334	302
Taxable interest income	1,259	1,109
Dividend income	64	18
Other interest	70	277

Total interest income	9,734	9,816

Interest expense:
Deposits:
Demand accounts	296	401
Savings	23	24
Time	3,903	3,758
Short-term borrowings	443	680
Long-term obligations	49	—

Total interest expense	4,714	4,863

Net interest income	5,020	4,953
Provision for loan losses	330	390

Net interest income after provision for loan losses	4,690	4,563

Noninterest income:
Service charges on deposit accounts	796	770
Other service charges and fees	269	326
Mortgage origination brokerage fees	307	248
Net gain on sale of securities	75	—
Income from bank owned life insurance	89	72
Other operating income	412	265

Total noninterest income	1,948	1,681

Noninterest expenses:
Salaries	2,036	1,980
Retirement and other employee benefits	832	670
Occupancy	452	432
Equipment	422	499
Professional fees	210	306
Supplies	82	54
Telephone	177	132
FDIC insurance	76	16
Other operating expenses	970	872

Total noninterest expenses	5,257	4,961

Income before income taxes	1,381	1,283
Income taxes	335	331

Net income	$1,046	$952

Net income per share - basic	$0.36	$0.33

Net income per share - diluted	$0.36	$0.33

Weighted average shares outstanding - basic	2,911,620	2,894,067

Weighted average shares outstanding - diluted	2,913,142	2,911,899

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2008 and 2007

(Dollars in thousands, except per share data)

(unaudited)

	Common Stock		Capital	Retained	Accumulated other comprehensive	Comprehensive
	Number	Amount	surplus	earnings	loss	income	Total
Balance January 1, 2007	2,902,242	$10,119	$26,680	$27,333	$(1,339)		$62,793
Unrealized gain, net of income tax expense of $189					302	$302	302
Net income				952		952	952

Total comprehensive income						$1,254

Stock options exercised	19,750	69	168				237
Stock based compensation			49				49
Cash dividends ($0.175 per share)				(512)			(512)

Balance March 31, 2007	2,921,992	$10,188	$26,897	$27,773	$(1,037)		$63,821

					Accumulated other comprehensive
	Common Stock		Capital	Retained		Comprehensive
	Number	Amount	surplus	earnings	income	income	Total
Balance January 1, 2008	2,920,769	$10,184	$27,026	$30,099	$(468)		$66,841
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4				(387)			(387)
Unrealized gain, net of income tax expense of $ 654					1,045	$1,045	1,045
Net income				1,046		1,046	1,046

Total comprehensive income						$2,091

Stock based compensation			46				46
Repurchase of common stock	(11,070)	(39)	(223)				(262)
Cash dividends ($0.1825 per share)				(531)			(531)

Balance March 31, 2008	2,909,699	$10,145	$26,849	$30,227	$577		$67,798

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007

(Dollars in thousands)

	Three months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,046	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	325	399
Amortization of premium on investment securities, net	18	15
Provision for loan losses	330	390
Gain on sale of securities	(75)	—
Stock based compensation	46	49
(Increase) decrease in accrued interest receivable	(66)	512
Income from Bank owned life insurance	(89)	(72)
(Increase) decrease in other assets	22	(902)
Increase in accrued interest payable	431	331
Decrease in other liabilities, net	(131)	(499)

Net cash provided by operating activities	1,857	1,175

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	4,668	—
Proceeds from maturities of investment securities classified as available-for-sale	15,460	1,835
Purchases of investment securities classified as available-for-sale	(53,358)	(3,923)
Purchase of Federal Home Loan Bank common stock	(1,927)	(28)
Purchases of premises and equipment	(791)	(1,606)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans, net	6	—
Net loan originations	(31,671)	(403)

Net cash used by investing activities	(67,613)	(4,125)

Cash flows from financing activities:
Net increase (decrease) in deposits	29,230	(9,269)
Net increase in borrowings	39,126	173
Dividends paid	(512)	(493)
Net proceeds from issuance of common stock	—	237
Repurchase of common stock	(262)	—

Net cash provided (used) by financing activities	67,582	(9,352)

Increase (decrease) in cash and cash equivalents	1,826	(12,302)
Cash and cash equivalents at beginning of period	22,003	40,057

Cash and cash equivalents at end of period	$23,829	$27,755

Cash paid during the period:
Interest	$4,283	$4,532
Taxes	132	333
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$531	$512
Unrealized gains on available-for-sale securities, net of deferred taxes	1,045	302
Investment in SBIC transferred from other assets to available-for-sale securities	—	1,000
Transfer from loans to real estate and reposessions aquired in settlement of loans	61	26
Reclass of junior subordinated debt from long-term to short-term borrowings	—	10,310
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	387	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the three months ended March 31, 2008 and 2007, diluted weighted average shares outstanding increased by 1,522 and 9,267, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the three months ended March 31, 2008 and 2007, diluted weighted average shares outstanding increased by none and 8,565, respectively, due to the dilutive impact of options. There were 52,699 and 6,794 options outstanding for the three months ended March 31, 2008 and 2007, respectively, with an exercise price above the average market value of the Company’s stock for that period.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Three months ended March 31, 2008 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,046	2,911,620	$0.36

Effect of dilutive securities	—	1,522

Diluted net income per share	$1,046	2,913,142	$0.36

	Three months ended March 31, 2007 (Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$952	2,894,067	$0.33

Effect of dilutive securities	—	17,832

Diluted net income per share	$952	2,911,899	$0.33

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the “2008 Plan”) which was approved by the Company’s shareholders on April 15, 2008 and which replaced the 1998 Omnibus Stock Ownership and Long-Term Incentive Plan (the “1998 Plan”) which expired on January 21, 2008. The 2008 Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards. As of March 31, 2008, no awards had been granted under the 2008 Plan, but stock options and restricted stock awards granted in prior years under the 1998 Plan remained outstanding.

Stock based compensation is accounted for in accordance with SFAS No. 123(R). Compensation cost charged to income was approximately $46 thousand and $49 thousand for the three months ended March 31, 2008 and 2007, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

Stock Options

Stock options may be issued as incentive stock options or as nonqualified stock options. The term of each option are established at the time the option is granted but shall not exceed ten years. Vesting will also be established at the time the option is granted. The exercise price may not be less than the fair market value of a share of common stock on the date the option is granted. It is the Company’s policy to issue new shares of stock to satisfy option exercises.

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table lists the weighted-average estimated fair values of stock option grants under the 1998 Plan during each indicated period, and the assumptions that were used in calculating such fair values (which were based on estimates at the date of grant):

	Three months ended March 31,
	2008	2007
Weighted-average fair value of options granted during the period	$—	$8.73

Assumptions:
Average risk free interest rate	—	4.66%
Average expected volatility	—	24.82%
Expected dividend rate	—	2.40%
Expected life in years	—	7.00

A summary of option activity under the 1998 Plan as of March 31, 2008, and changes during the three-month period ended March 31, 2008 are presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2007	58,251	$28.22
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at March 31, 2008	58,251	$28.22	6.81 years	$74

Exercisable at March 31, 2008	25,570	$25.49	5.16 years	$74

No options were exercised during the first three months of 2008.

Restricted Stock Awards

Restricted stock awards are subject to restrictions and the risk of forfeiture if conditions stated in the award agreements are not satisfied at the end of a restriction period. During the restriction period, restricted stock covered by the award are held by the Company. If the conditions stated in the award agreement are satisfied at the end of the restriction period, the restricted stock becomes unrestricted and the certificate evidencing the stock is delivered to the employee.

As of December 31, 2007, there were 8,713 shares of non-vested restricted stock related to awards granted in prior years under the 1998 Plan. 5,616 shares vested on January 1, 2008 resulting in a balance of non-vested restricted stock of 3,097 shares as of March 31, 2008.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock awards granted in prior years under the 1998 Plan will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
April 1 – December 31, 2008	$78	$34	$112
2009	42	—	42
2010	29	—	29
2011	14	—	14
2012	1	—	1

Total	$164	$34	$198

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the three months ended March 31, 2008 and 2007 includes the following components.

Components of Net Periodic Benefit Cost	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Service cost	$1	$1
Interest cost	11	11
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$10	$10

The Company expects to contribute $40 thousand to its postretirement benefit plan in 2008. No contributions were made in the first quarter of 2008. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2007.

(5) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of March 31, 2008:

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$7,990	$142	$7,493	$212	$15,483	$354
Mortgage-backed securities	19,056	50	2,716	13	21,772	63
Equity securities	775	225	—	—	775	225
Corporate bonds	1,443	67	—	—	1,443	67

Total	$29,264	$484	$10,209	$225	$39,473	$709

As of March 31, 2008, management has concluded that the unrealized losses above (which consisted of 69 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include thirty (30) municipal obligations and two (2) mortgage-backed securities. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in its investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment.

(6) Comprehensive Income

A summary of comprehensive income is as follows:

	Three months ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net Income	$1,046	$952
Other comprehensive income:
Net increase in the fair value of investment securities available for sale, net of tax	1,045	302

Total comprehensive income	$2,091	$1,254

(7) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. See disclosures about fair value measurements in note 8 below.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have a impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several additional quantitative disclosures in the financial statements. SFAS No. 161 will be effective for the Company on January 1, 2009 and is not expected to have an effect on the Company’s financial statements.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (which does not apply to the Company) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 was effective for the Company on January 1, 2008. The Company recorded a liability of $387 thousand on January 1, 2008 to record the postretirement benefit related to split-dollar life insurance arrangements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(8) Fair Value

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

The Company adopted SFAS 157 on January 1, 2008 and had no material impact on the Company’s financial statements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

There were no changes to the techniques used to measure fair value during the period.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Private Equity Investments

The Company has a portfolio of indirect (through funds) private equity and venture capital investments. The majority of these investments are not readily marketable. The investments are individually reviewed for impairment, on a quarterly basis, by comparing the carrying value to the estimated fair value. The Company bases its estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Company does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Company generally utilizes the fair values assigned to the underlying portfolio investments by fund management. The impact on fair values of transfer restrictions is not considered by fund management, and the Company assumes it to be insignificant. For those funds where fair value is not reported by fund management, the Company derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Company gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The amount by which the carrying value exceeds the fair value that is determined to be other-than-temporarily impaired is charged to current earnings and the carrying value of the investment is written down accordingly. The Company classifies private equity investments subjected to nonrecurring fair value adjustments as Level 3.

Assets and liabilities recorded at fair value on a recurring basis

March 31, 2008 (dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$160,874	$775	$160,099	$—

Total assets at fair value	$160,874	$775	$160,099	$—

Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis

March 31, 2008 (dollars in thousands)	Total		Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$	`5,501	$—	$4,942	$559

Total assets at fair value		$5,501	$—	$4,942	$559

Total liabilities at fair value		$—	$—	$—	$—

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Such other financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in the Company’s reports filed with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers, actions of government regulators, the impact on our profits of increased staffing and other expenses resulting from our expansion, the level of market interest rates, weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio), the abilities of our borrowers to repay their loans, and the values of loan collateral. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend, to update these forward-looking statements.

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

As of March 31, 2008, we had consolidated assets of approximately $714.6 million, total loans of approximately $485.8 million, total deposits of approximately $555.6 million and shareholders’ equity of approximately $67.8 million. For the three months ended March 31, 2008, we had net income of $1.0 million or $0.36 basic and diluted earnings per share, compared to net income of $1.0 million, or $0.33 basic and diluted earnings per share for the three months ended March 31, 2007.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2007. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Asset Quality”.

We also consider our determination of retirement plans and other postretirement benefit cost to be a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Our retirement plans and other post-retirement benefit costs are actuarially determined based on assumptions on the discount rate, estimated future return on plan assets and the health care cost trend rate. Changes in estimates and assumptions related to mortality rates and future health care costs could have a material impact to our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. For additional discussion concerning our retirement plans and other postretirement benefits refer to Note 8 to the Consolidated Financial Statements contained in our Form 10-K Annual Report for the fiscal year ended December 31, 2007.

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2008 as compared to the same period in 2007.

Condensed Consolidated Statements of Income

	For the Three months ended March 31, 2008	For the Three months ended March 31, 2007	Changes from the Prior Year
			Amount	%
	(Dollars in thousands)
Gross interest income	$9,734	$9,816	$(82)	-0.8
Gross interest expense	4,714	4,863	(149)	-3.1

Net interest income	5,020	4,953	67	1.4
Provision for loan losses	330	390	(60)	-15.4

Net interest income after Provision for loan losses	4,690	4,563	127	2.8
Noninterest income	1,948	1,681	267	15.9
Noninterest expense	5,257	4,961	296	6.0

Income before income taxes	1,381	1,283	98	7.6
Income tax provision	335	331	4	1.2

Net income	$1,046	$952	$94	9.9

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended both March 31, 2008 and March 31, 2007 was $5.0 million.

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

Interest income decreased $82 thousand or 0.8% for the three months ended March 31, 2008 compared to the same three months of 2007. The decrease for the three months ended March 31, 2008 is due to decreases in average interest rates earned on our average earning assets which was partially offset by increases in volume of average earning assets of $55.8 million as compared to the same period in 2007. We funded the increases in interest-earning assets primarily with certificates of deposit (“CD’s”). The tax equivalent yield on average earning assets decreased 76 basis points for the quarter ended March 31, 2008 to 6.48% from 7.24% for the same period in 2007. Management attributes the decrease in the yield on our earning assets to the decrease in short-term market interest rates. Approximately $222.0 million or 45.7% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans decreased approximately 110 basis points for the first quarter of 2008 compared to the first quarter of 2007.

Our average cost of funds during the first quarter of 2008 was 3.72%, a decrease of 60 basis points when compared to 4.32% for the first quarter of 2007. Average rates paid on bank certificates of deposit decreased 31 basis points from 5.00% for the quarter ended March 31, 2007 to 4.69% for the quarter ended March 31, 2008, while our average cost of borrowed funds decreased 320 basis points during the first quarter of 2008 compared to the same period in 2007. Total interest expense decreased $149 thousand or 3.1% during the first quarter of 2008 compared to the same period in 2007, primarily the result of decreased market rates paid on borrowed funds and certificates of deposit.

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

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended March 31, 2008 was 3.40% compared to 3.71% in the first quarter of 2007 while our net interest spread decreased 16 basis points during the same period. The decrease in our net interest margin and spread is the result of recent Fed rate cuts and increased competitive pricing for money market accounts and certificates of deposit. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended March 31, 2008 and 2007 was 82.9% and 81.8%, respectively.

Margin pressure continued during the first quarter of 2008 and margins could decline further over the next several months. The Federal Reserve began cutting rates in September 2007 and through six rate cuts reduced the fed funds rate by 300 basis points to 2.25%. The decrease in loan yields this generated was greater than the decrease in our cost of funds in this monetary policy easing cycle. We are now experiencing the effect of repricing our interest-earning assets at much lower rates causing our yields to decrease faster than the cost of our interest-bearing liabilities over the past three months. A second factor causing our margin to decline is the change in deposit mix. Our funding growth year-over-year has been, primarily, in the form of CD’s and we have experienced a decline in transaction accounts. Balances in low cost, non-maturity deposit accounts are declining as customers who parked money in these accounts when rates were low moved to higher yielding CD’s before the Federal Reserve began cutting rates.

The following table presents the relative impact on net interest income of average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended March 31, 2008 and to 2007

	Average Balance	2008 Yield/ Rate	Income/ Expense	Average Balance	2007 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$464,810	6.93%	$8,007	$409,796	8.03%	$8,110
Taxable securities	107,842	4.93%	1,323	96,373	4.74%	1,127
Non-taxable securities (2)	35,193	5.78%	506	32,778	5.66%	458
Other investments	6,583	4.28%	70	19,731	5.69%	277

Total interest- earning assets	614,428	6.48%	$9,906	558,678	7.24%	$9,972
Cash and due from banks	12,432			15,259
Bank premises and equipment, net	24,777			23,748
Other assets	17,949			18,185

Total assets	$669,586			$615,870

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$451,614	3.76%	$4,222	$415,463	4.08%	$4,183
Short-term borrowings	52,346	3.40%	443	41,567	6.63%	680
Long-term obligations	5,429	3.63%	49	—	—%	—

Total interest- bearing liabilities	509,389	3.72%	4,714	457,030	4.32%	4,863
Non-interest-bearing deposits	85,393			89,820

Other liabilities	6,960			5,534
Shareholders’ equity	67,844			63,486

Total liabilities and shareholders’ equity	$669,586			$615,870

Net interest income and net yield on interest-earning assets (FTE) (3)		3.40%	$5,192		3.71%	$5,109

Interest rate spread (FTE) (4)		2.76%			2.92%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $8 thousand and $235 thousand for periods ended March 31, 2008 and 2007, respectively, are included in interest income.

(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $172 thousand and $156 thousand for periods ended March 31, 2008 and 2007, respectively.

(3)	Net interest margin is computed by dividing net interest income by total earning assets.

(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended March 31, 2008 and 2007

Increase (Decrease) in interest income and expense due to changes in:

	2008 compared to 2007
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$1,018	$(1,121)	$(103)
Taxable securities	137	59	196
Non-taxable securities (2)	34	14	48
Other investments	(162)	(45)	(207)

Interest income	1,027	(1,093)	(66)
Interest-bearing deposits	351	(312)	39
Short-term borrowings	134	(371)	(237)
Long-term obligations	25	24	49

Interest expense	510	(359)	(149)

Net interest income	$517	$(434)	$83

(1) The combined rate/volume variance for each category has been allocated equally between rate and volume variances.

(2)    Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $172 thousand and $156 thousand for periods ended March 31, 2008 and 2007, respectively.

Provision for loan losses

The provision for loan losses charged to operations during the three months ended March 31, 2008 and 2007 was $330 thousand and $390 thousand, respectively. The Bank had net charge-offs of $34 thousand for the quarter ended March 31, 2008 compared to net charge-offs of $12 thousand during the first quarter of 2007. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007	Percent Change
	(Dollars in thousands)
Service charges on deposit accounts	$796	$770	3.4%
Other service charges and fees	269	326	(17.5)
Mortgage origination brokerage fees	307	248	23.8
Net gain on sale of securities	75	—	NA
Income from bank owned life insurance	89	72	23.6
Other operating income	412	265	55.5

Total noninterest income	$1,948	$1,681	15.9%

Noninterest income increased $267 thousand or 15.9% to $1.9 million for the three months ended March 31, 2008 compared to $1.7 million for the same period in 2007. This increase in noninterest income is primarily the result of a distribution from Visa International’s initial public offering in the amount of $386 thousand. As a member bank of Visa we received the proceeds for the redemption of approximately 9 thousand shares of class B common stock. Additionally, non-interest income in the first quarter of 2007 included nonrecurring income from the recapture of $240 thousand relating to the allowance for losses on unfunded loan commitments. Service charges on deposit accounts increased $26 thousand or 3.4% in the first quarter of 2008 relative to the same period in 2007 while other service charges and fees decreased $57 thousand or 17.5% during the first quarter of 2008 compared to the prior year period. The decrease in other service charges and fees is principally due to decreased merchant discount income of $41 thousand and decreased brokerage fees of $16 thousand generated by our financial services sales group.

Noninterest expense

Noninterest expense increased $296 thousand or 6.0% to $5.3 million for the three months ended March 31, 2008 from $5.0 million incurred in the same period in 2007. This increase is principally due to general increases in salary and benefits expense of $218 thousand. The following table presents the components of noninterest expense for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007	Percent Change
	(Dollars in thousands)
Salaries	$2,036	$1,980	2.8%
Retirement and other employee benefits	832	670	24.2
Occupancy	452	432	4.6
Equipment	422	499	(15.4)
Professional fees	210	306	(31.4)
Supplies	82	54	51.9
Telephone	177	132	34.1
FDIC Insurance	76	16	375.0
Other operating expenses	970	872	11.2

Total noninterest expenses	$5,257	$4,961	6.0%

Salary and employee benefits expense increased $218 thousand over the prior year period as we opened three new branches in the second and third quarters of 2007 and experienced increases in employee related benefits compared to first quarter of 2007. Postretirement benefits increased by $66 thousand during first quarter of 2008 when compared to first quarter of 2007 partially the result of adoption of EITF 06-4 split-dollar accounting. Employee insurance related benefits increased by $53 thousand for the period ended March 31, 2008 compared to the same period of 2007 due to increased health insurance premiums, the addition of dental insurance for employees and long-term health insurance for certain key employees. As of March 31, 2008, we had 225 full time equivalent employees and operated 23 full service banking offices, two loan production offices and one mortgage loan origination office.

Occupancy expense increased $20 thousand or 4.6% to $452 thousand in the first three months of 2008 compared to $432 thousand in the prior year period. The largest component of the increase was building depreciation expense, which increased $14 thousand in the first quarter of 2008 relative to the same period of 2007.

Equipment expense decreased during the first three months of 2008 by $77 thousand or 15.4% compared to the first quarter of 2007. The largest component of the decrease was depreciation expense, which declined $85 thousand. Early in 2007 management elected to outsource the Bank’s check processing function. We accelerated the remaining depreciation on our check processing equipment and software to coincide with our back-office change-over in June of 2007 which resulted in a higher depreciation expense in the first quarter of 2007 compared to the same period in 2008. The decrease in depreciation expense was partially offset by an increase of $11 thousand of equipment maintenance expense in the first period of 2008 compared to the same period of 2007.

Professional fees, which include audit, legal and consulting fees, decreased $96 thousand or 31.4% to $210 thousand for the three months ended March 31, 2008 from $306 thousand in the prior year period. The decrease is the result of consultant fees declining from $139 thousand during the first quarter of 2007 to $32 thousand during the first quarter of 2008. Loan related consulting fees decreased by $51 thousand during the first quarter of 2008 when compared to the same period of 2007 and consultant fees for the Bank’s Human Resources department decreased from $45 thousand incurred during the first three months of 2007 to none in 2008.

Other operating expenses increased $98 thousand or 11.2% from $872 thousand for the three months ended March 31, 2007 to $970 thousand for the three months ended March 31, 2008. The largest components of the increase are expenses related to the production and filing of our annual report which increased $56 thousand and an increase in other outside services which increased $34 thousand.

Income taxes

Income tax expense for the three months ended March 31, 2008 and 2007 was $335 thousand and $331 thousand, respectively, resulting in effective tax rates of 24.3% and 25.8%, respectively. The decreased effective tax rate in 2008 is due to a higher ratio of tax-exempt to taxable income compared to 2007. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $714.6 million at March 31, 2008, $643.9 million at December 31, 2007 and $616.0 million at March 31, 2007. Our year-over-year asset growth was primarily funded by deposit growth and borrowed funds. For the twelve months ended March 31, 2008, we grew our loans $67.4 million while our deposits grew by approximately $52.6 million. Year-over-year, our earning assets grew through loan originations and purchased investment securities. We grew our investment portfolio by $31.5 million or 24.3% year-over-year as we took advantage of favorable spreads between securities yields and borrowing cost from the Federal Home Loan Bank during the first quarter of 2008. For the three months ended March 31, 2008, we experienced loan growth of 7.0% and an increase in deposits of 5.6%.

Loans

As of March 31, 2008, total loans had increased to $485.8 million, up 7.0% from total loans of $454.2 million at December 31, 2007 and up 16.1% from total loans of $418.3 million at March 31, 2007. Loan growth can be attributed to our branching efforts, the efforts of our lending team and the overall decline in interest rates for loans. For the three-months ended March 31, 2008, loan demand was greater than we usually see at this time of year.

Asset Quality

As a result of the Interagency Policy Statement of the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it uses to estimate the allowance for loan losses during the second quarter of 2007. At March 31, 2008, our allowance for loan losses as a percentage of loans was 0.90%, down from 1.22% at March 31, 2007. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of period to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs for the first quarter of 2008 totaled $34 thousand compared to net charge-offs of $12 thousand during the first quarter of 2007. The provision for loan losses charged to operations for the three months ended March 31, 2008 and 2007 was $330 thousand and $390 thousand, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

Analysis of Changes in Allowance for Loan Losses

	For the three months Ended March 31,
	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$485,774	$418,308

Average loans outstanding-gross	$468,928	$414,571

Allowance for loan losses at beginning of period	$4,083	$4,725
Loans charged-off:
Real estate	—	—
Installment loans	4	20
Credit cards and related plans	—	—
Commercial and all other loans	5	—
Demand deposit overdraft program	28	—

Total charge-offs	(37)	(20)

Recoveries of loans previously charged-off:
Real estate	—	—
Installment loans	3	8
Credit cards and related plans	—	—
Commercial and all other loans	—	—
Demand deposit overdraft program	—	—

Total recoveries	3	8

Net charge-offs	(34)	(12)

Provision for loan losses	330	390

Allowance for loan losses at end of period	$4,379	$5,103

Ratios
Annualized net charge-offs to average loans during the period	0.03%	0.01%
Allowance for loan losses to loans at period end	0.90%	1.22%
Allowance for loan losses to nonperforming loans at period end	336%	3,074%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $1.4 million and $532 thousand, or 0.29% and 0.12% of loans outstanding at March 31, 2008 and December 31, 2007, respectively. On March 31, 2008, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $1.3 million. We had $121 thousand in repossessions and we had no foreclosed properties.

Loans considered impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under SFAS No. 114. At March 31, 2008, we had loans totaling $11.3 million (which includes $1.3 million in nonperforming loans) which were considered to be impaired under SFAS No. 114 compared to $10.4 million at December 31, 2007. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under SFAS No. 114 and their associated reserve allocation, if any, at March 31, 2008.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	9	$1.2	$0.1
Restructured loans	2	0.1	—

Total nonperforming loans	11	$1.3	$0.1

Other impaired loans with allocated reserves	10	5.8	0.7
Impaired loans without allocated reserves	8	4.2	—

Total impaired loans	29	$11.3	$0.8

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

Our investment securities totaled $160.9 million at March 31, 2008, $125.9 million at December 31, 2007 and $129.4 million at March 31, 2007. The increase in investment securities of $31.5 million or 24.3% when compared to March 31, 2007 is principally due to investments made during the first quarter of 2008 as we took advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At March 31, 2008, the securities portfolio had unrealized net gains of approximately $1.0 million, which are reported in accumulated other comprehensive income on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at March 31, 2008 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of March 31, 2008, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of March 31, 2008 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$56,452	$56,712
Federal Home Loan Mortgage Corporation	27,802	28,161
Federal Home Loan Banks	18,906	19,511
Government National Mortgage Association	12,038	12,079

At March 31, 2008, we held $8.1 million in bank owned life insurance, compared to $8.0 million and $7.8 million at December 31, 2007 and March 31, 2007, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $555.6 million as of March 31, 2008 compared to deposits of $526.4 million at December 31, 2007 and up 10.5% compared to deposits of $503.0 million at March 31, 2007. We attribute our deposit growth during the twelve months ended March 31, 2008 to our management team attracting new customers from other financial institutions and our branching efforts. We believe that we can continue to improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will increase during 2008.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased, repurchase agreements and other borrowings to be repaid this year. Our short-term borrowings totaled $56.3 million at March 31, 2008, compared to $43.2 million on December 31, 2007, an increase of $13.1 million.

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year and junior subordinated debt. Our long-term borrowing from the FHLB totaled $26.0 million on March 31, 2008, compared to no long-term FHLB advances on December 31, 2007 or March 31, 2007. The increase of $26 million in long-term FHLB advances as of March 31, 2008, is the result of laddered borrowings during the first quarter of 2008 to fund the purchase of investment securities used in a strategy to increase the Bank’s net interest income. As a result of management’s decision to call its trust preferred securities in June 2007, our long-term obligation of $10.3 million was reclassified from long-term obligations to short-term borrowings as of March 31, 2007 and we had no junior subordinated debt on March 31, 2008 or December 31, 2007.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $142.9 million and $128.8 million of advances from the FHLB at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 we had outstanding FHLB advances totaling $70.0 million compared to $28.0 million and $3.0 million at December 31, 2007 and March 31, 2007, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2008, we owned 42,722 shares of the FHLB’s $100 par value capital stock, compared to 23,822 and 12,572 shares at December 31, 2007 and March 31, 2007, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $32.0 million available to us at March 31, 2008 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2008, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the three months ended March 31, 2008 totaled $1.9 million, compared to net cash provided by operations of $1.2 million for the same period in 2007. Net cash used in investing activities increased to $67.6 million for the three months ended March 31, 2008, as compared to $4.1 million for the same period in 2007 primarily due to the purchase of investment securities and the increase in net loan originations. Net cash provided by financing activities was $67.6 million for the first three months of 2008, compared to net cash used of $9.4 million for the same period in 2007 due primarily to net increase in deposits and borrowings. Cash and cash equivalents at March 31, 2008 was $23.8 million compared to $27.8 million at March 31, 2007.

Capital Resources

Shareholders’ Equity

Shareholders’ equity increased by approximately $1.0 million to $67.8 million at March 31, 2008 from $66.8 million at December 31, 2007. We generated net income of $1.0 million, experienced an increase in net unrealized gains on available-for-sale securities of $1.0 million, repurchased 11,070 shares of common stock for $262 thousand and recognized stock based compensation of $46 thousand on incentive stock awards. We declared cash dividends of $531 thousand or $0.1825 per share during the first quarter of 2008. We recorded a liability of $387 thousand to record the postretirement benefit related to split-dollar life insurance arrangements due to adoption of EITF 06-4.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of March 31, 2008, we and the Bank met all capital adequacy requirements to which we are subject.

During the first quarter of 2008, we experienced a decline in our Tier 1 capital ratios when compared to the periods ending December 31, and March 31, 2007. This decline is primarily due to our strong asset growth during the past year.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio		Minimum required for capital adequacy purposes Ratio		Our Ratio	Bank’s Ratio
As of March 31, 2008:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.02%	8.44%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.07	10.17
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	12.86	10.95
As of December 31, 2007:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.66%	8.98%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.94	10.90
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.72	11.69
As of March 31, 2007:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.52%	8.84%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	13.03	10.94
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.05	11.97

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act. We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2008, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding repurchases of shares of our outstanding common stock during the first quarter of 2008.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (3)
Month #1 1/01/08 through 01/31/08	5,570	$23.26	5,570	139,207
Month #2 02/01/08 through 02/29/08	—	—	—	139,207
Month #3 03/01/08 through 03/31/08	5,500	23.90	5,500	133,707
Total	11,070	$23.58	11,070	133,707

(1)	Reflects weighted average price paid per share.

(2)	On September 19, 2007, we announced that our Board of Directors had authorized our repurchase of up to 146,000 shares of our outstanding common stock and our adoption of a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934. The shares may be purchased from time to time in open market transactions or solicited or unsolicited privately negotiated transactions, subject to factors such as stock price, our operating results and financial condition, general economic and market conditions, and our available cash. The Board’s action approving share repurchases and the stock trading plan does not obligate us to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time at our discretion. The board’s authorization expires on September 19, 2008.

(3)	As of March 31, 2008.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney III
(President & CEO)

Date: May 9, 2008	By:	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)
(furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)
(furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350
(furnished herewith)