Form 10-Q
period 2008-06-30
ECB BANCORP INC
filed 2008-08-11
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

On August 6, 2008, there were 2,888,296 outstanding shares of Registrant’s common stock.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$15,629	$16,303
Interest bearing deposits	1,318	925
Overnight investments	—	4,775

Total cash and cash equivalents	16,947	22,003

Investment securities
Available-for-sale, at market value (cost of $161,522 and $126,616 at June 30, 2008 and December 31, 2007, respectively)	157,589	125,888
Loans	516,492	454,198
Allowance for loan losses	(4,739)	(4,083)

Loans, net	511,753	450,115

Real estate and repossessions acquired in settlement of loans, net	603	66
Federal Home Loan Bank common stock, at cost	4,309	2,382
Bank premises and equipment, net	25,143	24,450
Accrued interest receivable	4,464	4,456
Bank owned life insurance	8,195	8,030
Other assets	9,037	6,499

Total	$738,040	$643,889

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$106,601	$95,596
Demand, interest bearing	97,542	103,347
Savings	17,796	18,492
Time	356,334	308,926

Total deposits	578,273	526,361

Accrued interest payable	3,089	2,525
Short-term borrowings	60,928	43,174
Long-term obligations	26,000	—
Other liabilities	4,944	4,988

Total liabilities	673,234	577,048

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,888,896 at June 30, 2008 and 2,920,769 at December 31, 2007.	10,111	10,184
Capital surplus	26,332	27,026
Retained earnings	30,801	30,099
Accumulated other comprehensive loss	(2,438)	(468)

Total shareholders’ equity	64,806	66,841

Total	$738,040	$643,889

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and six months ended June 30, 2008 and 2007

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,825	$8,342	$15,832	$16,452
Interest on investment securities:
Interest exempt from federal income taxes	326	303	660	605
Taxable interest income	1,565	1,100	2,824	2,209
Dividend income	87	29	151	47
Other interest	45	97	115	374

Total interest income	9,848	9,871	19,582	19,687

Interest expense:
Deposits:
Demand accounts	185	435	481	836
Savings	22	24	45	48
Time	3,668	3,743	7,571	7,501
Short-term borrowings	406	703	849	1,383
Long-term obligations	200	—	249	—

Total interest expense	4,481	4,905	9,195	9,768

Net interest income	5,367	4,966	10,387	9,919
Provision for loan losses	570	(489)	900	(99)

Net interest income after provision for loan losses	4,797	5,455	9,487	10,018

Noninterest income:
Service charges on deposit accounts	839	764	1,635	1,534
Other service charges and fees	405	403	674	729
Mortgage origination brokerage fees	330	313	637	561
Net gain on sale of securities	19	—	94	—
Income from bank owned life insurance	76	73	165	145
Other operating income	38	32	450	297

Total noninterest income	1,707	1,585	3,655	3,266

Noninterest expenses:
Salaries	1,983	2,066	4,019	4,046
Retirement and other employee benefits	847	723	1,679	1,393
Occupancy	459	430	911	862
Equipment	414	548	836	1,047
Professional fees	86	168	296	474
Supplies	73	144	155	198
Telephone	161	137	338	269
FDIC deposit insurance	91	15	167	31
Other operating expenses	994	1,010	1,964	1,882

Total noninterest expenses	5,108	5,241	10,365	10,202

Income before income taxes	1,396	1,799	2,777	3,082
Income taxes	294	542	629	873

Net income	$1,102	$1,257	$2,148	$2,209

Net income per share - basic	$0.38	$0.43	$0.74	$0.76

Net income per share - diluted	$0.38	$0.43	$0.74	$0.76

Weighted average shares outstanding - basic	2,891,931	2,912,889	2,901,775	2,903,530

Weighted average shares outstanding - diluted	2,897,399	2,922,143	2,906,954	2,915,691

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2008 and 2007

(Dollars in thousands, except per share data)

(unaudited)

	Common Stock		Capital surplus	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2007	2,902,242	$10,119	$26,680	$27,333	$(1,339)		$62,793
Unrealized loss, net of income tax benefit of $ 550					(878)	$(878)	(878)
Net income				2,209		2,209	2,209

Total comprehensive income						$1,331

Stock options exercised	19,750	69	168				237
Stock based compensation			98				98
Cash dividends ($0.35 per share)				(1,023)			(1,023)

Balance June 30, 2007	2,921,992	$10,188	$26,946	$28,519	$(2,217)		$63,436

	Common Stock		Capital surplus	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2008	2,920,769	$10,184	$27,026	$30,099	$(468)		$66,841
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4				(387)			(387)
Unrealized loss, net of income tax benefit of $1,234					(1,970)	$(1,970)	(1,970)
Net income				2,148		2,148	2,148

Total comprehensive income						$178

Stock based compensation		38	61				99
Repurchase of common stock	(34,373)	(120)	(746)				(866)
Issuance of restricted stock	2,500	9	(9)				—
Cash dividends ($0.365 per share)				(1,059)			(1,059)

Balance June 30, 2008	2,888,896	$10,111	$26,332	$30,801	$(2,438)		$64,806

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007

(Dollar amounts in thousands)

	Six months ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,148	$2,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	650	803
Amortization of premium on investment securities, net	51	29
Provision for loan losses	900	(99)
Gain on sale of securities	(94)	—
Stock based compensation	99	98
Impairment on equity investment	67	90
Decrease (increase) in accrued interest receivable	(8)	449
(Gain) loss on disposal of premises and equipment	11	(1)
Income from Bank owned life insurance	(165)	(145)
Increase in other assets	(2,605)	(867)
Increase in accrued interest payable	564	203
(Decrease) increase in other liabilities, net	749	(789)

Net cash provided by operating activities	2,367	1,980

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	18,547	—
Proceeds from maturities of investment securities classified as available-for-sale	21,470	3,913
Purchases of investment securities classified as available-for-sale	(74,879)	(3,923)
Purchase of Federal Home Loan Bank common stock	(1,927)	(253)
Purchases of premises and equipment	(1,354)	(2,354)
Proceeds from disposal of real estate acquired in settlement of loans and real estate held for sale	35	—
Net loan originations	(63,110)	(18,849)

Net cash used by investing activities	(101,218)	(21,466)

Cash flows from financing activities:
Net increase in deposits	51,912	6,036
Net increase (decrease) in borrowings	43,754	(590)
Dividends paid	(1,005)	(1,023)
Net proceeds from issuance of common stock	—	237
Repurchase of common stock	(866)	—

Net cash provided by financing activities	93,795	4,660

Decrease in cash and cash equivalents	(5,056)	(14,826)
Cash and cash equivalents at beginning of period	22,003	40,057

Cash and cash equivalents at end of period	$16,947	$25,231

Cash paid during the period:
Interest	$8,631	$9,565
Taxes	843	1,454
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$527	$511
Unrealized losses on available-for-sale securities, net of deferred taxes	(1,970)	(878)
Investment in SBIC transferred from other assets to available-for-sale securities	—	1,000
Transfer from loans to real estate and reposessions acquired in settlement of loans	572	31
Reclass of junior subordinated debt from long-term to short-term borrowings	—	10,310
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	387	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the six months ended June 30, 2008 and 2007, diluted weighted average shares outstanding increased by 2,796 and 9,310, respectively, due to the dilutive impact of restricted stock. For the three months ended June 30, 2008 and 2007, diluted weighted average shares outstanding increased by 3,048 and 9,254, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2008 and 2007, diluted weighted average shares outstanding increased by 2,383 and 2,851, respectively, due to the dilutive impact of options. Stock options increased diluted weighted average shares by 2,420 for the three months ended June 30, 2008 and had no dilutive effect for the three months ended June 30, 2007. There were 52,699 and 16,525 anti-dilutive (not in the money) options outstanding for the three months ended June 30, 2008 and 2007, respectively. There were 52,699 anti-dilutive options outstanding for the six months ended June 30, 2008. There were 11,686 anti-dilutive options outstanding for the six-month period ended June 30, 2007.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the six months ended June 30.

	Six months ended June 30, 2008 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,148	2,901,775	$0.74

Effect of dilutive securities	—	5,179

Diluted net income per share	$2,148	2,906,954	$0.74

	Six months ended June 30, 2007 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,209	2,903,530	$0.76

Effect of dilutive securities	—	12,161

Diluted net income per share	$2,209	2,915,691	$0.76

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended June 30.

	Three months ended June 30, 2008 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,102	2,891,931	$0.38

Effect of dilutive securities	—	5,468

Diluted net income per share	$1,102	2,897,399	$0.38

	Three months ended June 30, 2007 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,257	2,912,889	$0.43

Effect of dilutive securities	—	9,254

Diluted net income per share	$1,257	2,922,143	$0.43

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with SFAS No. 123(R). Compensation cost charged to income was approximately $99 thousand and $98 thousand for the six months ended June 30, 2008 and 2007, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

Stock Options

Stock options may be issued as incentive stock options or as nonqualified stock options. The term of the option will be established at the time is it granted but shall not exceed ten years. Vesting will also be established at the time the option is granted. The exercise price may not be less than the fair market value of a share of common stock on the date the option is granted. It is the Company’s policy to issue new shares of stock to satisfy option exercises.

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	Six months ended June 30,
	2008	2007

Weighted-average fair value of options granted during the year	$5.84	$8.73
Assumptions:
Average risk free interest rate	3.52%	4.66%
Average expected volatility	24.37%	24.82%
Expected dividend rate	2.40%	2.40%
Expected life in years	7.00	7.00

A summary of option activity under the Plan as of June 30, 2008, and changes during the six-month period ended June 30, 2008 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2007	58,251	$28.22
Granted	6,100	$24.50
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2008	64,351	$27.87	6.89 years	$77

Exercisable at June 30, 2008	30,745	$26.08	5.28 years	$74

No options were exercised during the six month period ended June 30, 2008. The intrinsic value of options exercised during the six months ended June 30, 2007 was $422 thousand and $237 thousand was received for options exercised.

Restricted Stock Awards

Restricted stock awards are subject to restrictions and the risk of forfeiture if conditions stated in the award agreement are not satisfied at the end of a restriction period. During the restriction period, restricted stock covered by the award will be held by the Company. If the conditions stated in the award agreement are satisfied at the end of the restriction period, the restricted stock will become unrestricted and the certificate evidencing the stock will be delivered to the employee.

There were 8,713 shares of non-vested restricted stock as of December 31, 2007. 5,616 shares vested on January 1, 2008 and 500 shares vested on June 21, 2008. 2,500 shares were awarded on May 22, 2008 resulting in a balance of non-vested restricted stock of 5,097 shares as of June 30, 2008.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
July 1 – December 31, 2008	$54	$59	$113
2009	49	12	61
2010	36	—	36
2011	22	—	22
2012	9	—	9
2013	2	—	2

Total	$172	$71	$243

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the six- and three-month periods ended June 30, 2008 and 2007 includes the following components.

	Six months ended June 30, (Dollars in thousands)
	2008	2007
Components of net periodic cost:
Service cost	$2	$2
Interest cost	22	22
Prior service cost	(4)	(4)

Net periodic postretirement benefit cost	$20	$20

	Three months ended June 30, (Dollars in thousands)
	2008	2007
Components of net periodic cost:
Service cost	$1	$1
Interest cost	11	11
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$10	$10

The Company expects to contribute $40 thousand to its postretirement benefit plan in 2008. No contributions were made in the first six months of 2008. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2007.

(5) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of June 30, 2008:

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-Sponsored enterprises	$16,223	$608	—	—	$16,223	$608
Obligations of states and political subdivisions	19,507	516	2,825	119	22,332	635
Mortgage-backed securities	76,641	2,359	2,476	132	79,117	2,491

Equity securities	—	—	752	249	752	249

Corporate bonds	4,763	295	—	—	4,763	295

Total	$117,134	$3,778	$6,053	$500	$123,187	$4,278

As of June 30, 2008, management has concluded that the unrealized losses above (which consisted of 151 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include thirteen (13) municipal obligations, two (2) mortgage-backed securities and one (1) equity security. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

(6) Comprehensive Income

A summary of comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net Income	$1,102	$1,257	$2,148	$2,209
Other comprehensive income (loss):
Net increase (decrease) in the fair value of Investment securities available for sale, net of tax	(3,015)	(1,180)	(1,970)	(878)

Total comprehensive income	$(1,913)	$77	$178	$1,331

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings whey they occur. SFAS No. 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have a impact on the Company’s financial position, results of operations or cash flows.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 is not expected to have an effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this FSP EITF 03-6-1 is not expected to have an effect on the Company’s financial statements.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities recorded at fair value on a recurring basis

June 30, 2008 (dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$157,589	$752	$156,837	$—
Total assets at fair value	$157,589	$752	$156,837	$—
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis

June 30, 2008 (dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$4,306	$—	$4,223	$83
Total assets at fair value	$4,306	$—	$4,223	$83
Total liabilities at fair value	$—	$—	$—	$—

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment) such other financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to: (a) the financial success or changing strategies of the Company’s customers, (b) actions of government regulators, (c) the level of market interest rates, (d) weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, (e) changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (f) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market, and (g) the impact on financial institutions in general of recent adverse conditions in the banking industry and the credit and securities markets. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend, to update these forward-looking statements.

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

As of June 30, 2008, we had consolidated assets of approximately $738.0 million, total loans of approximately $516.5 million, total deposits of approximately $578.3 million and shareholders’ equity of approximately $64.8 million. For the three months ended June 30, 2008, we had net income of $1.1 million or $0.38 basic and diluted earnings per share, compared to net income of $1.3 million, or $0.43 basic and diluted earnings per share for the three months ended June 30, 2007. For the six months ended June 30, 2008, we had net income of $2.1 million or $0.74 basic and diluted earnings per share, compared to net income of $2.2 million or $0.76 basic and diluted earnings per share for the six months ended June 30, 2007.

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

Comparison of the Results of Operations for the Three- and Six-Month Periods Ended June 30, 2008 and 2007

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007.

Condensed Consolidated Statements of Income

(Dollars in thousands)

	For the Three Months Ended June 30, 2008	Changes from the Prior Year		For the Six Months Ended June 30, 2008	Changes from the Prior Year

		Amount	%		Amount	%
Gross interest income	$9,848	$(23)	(0.2)	$19,582	$(105)	(0.5)
Gross interest expense	4,481	(424)	(8.6)	9,195	(573)	(5.9)

Net interest income	5,367	401	8.1	10,387	468	4.7
Provision for loan losses	570	1,059	216.6	900	999	1,009.1

Net interest income after
Provision for loan losses	4,797	(658)	(12.1)	9,487	(531)	(5.3)
Noninterest income	1,707	122	7.7	3,655	389	11.9
Noninterest expense	5,108	(133)	(2.5)	10,365	163	1.6

Income before income taxes	1,396	(403)	(22.4)	2,777	(305)	(9.9)
Income tax provision	294	(248)	(45.8)	629	(244)	(27.9)

Net income	$1,102	$(155)	(12.3)	$2,148	$(61)	(2.8)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2008 was $5.4 million, an increase of $401 thousand or 8.1% when compared to net interest income of $5.0 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, net interest income was $10.4 million, an increase of $468 thousand or 4.7% when compared to net interest income of $9.9 million for the period in 2007

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non interest bearing deposits.

Interest income decreased $23 thousand or 0.2% for the three months ended June 30, 2008 compared to the same three months of 2007. Interest income decreased $105 thousand or 0.5% for the six months ended June 30, 2008 compared to the same six months in 2007. The decreases for the three and six months ended June 30, 2008 are due to the reduction of yields on our loan portfolio. The tax equivalent yield on average earning assets decreased 119 basis points for the quarter ended June 30, 2008 to 6.03% from 7.22% for the same period in 2007. For the first six months of 2008, the yield on average earning assets, on a tax-equivalent basis, decreased 96 basis points to 6.27% compared to 7.23% at June 30, 2007. Management attributes the decrease in the yield on our earning assets to the decrease in short-term market interest rates. The Federal Reserve Board began cutting its target for the federal funds rate in September 2007 and through seven rate cuts lowered the rate by 325 basis points to its current level of 2.00%. Approximately $242.6 million or 47.0% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans decreased approximately 160 basis points for the second quarter of 2008 compared to the second quarter of 2007 and 133 basis points for the six-month periods ended June 30, 2008 and 2007. The increase in both yield and volume of the Bank’s investment portfolio during the three- and six-month periods ended June 30, 2008 compared with the same periods of 2007 essentially offset the reduction of interest income earned on loans for the comparative periods due a lower national prime rate.

Our average cost of funds during the second quarter of 2008 was 3.21%, a decrease of 113 basis points when compared to 4.34% for the second quarter of 2007. Average rates paid on bank certificates of deposit decreased 90 basis points from 5.03% for the quarter ended June 30, 2007 to 4.13% for the quarter ended June 30, 2008, while our average cost of borrowed funds decreased 375 basis points during the second quarter of 2008 compared to the same period in 2007. Total interest expense decreased $424 thousand or 8.6% during the second quarter of 2008 compared to the same period in 2007, primarily the result of decreased market rates paid on certificates of deposit. For the six months ended June 30, 2008, our cost of funds was 3.47% a decrease of 86 basis points when compared to 4.33% for the same period in 2007. Average rates paid on bank certificates of deposit decreased 59 basis points from 5.01% to 4.42% for the first six months of 2008, while our cost of borrowed funds decreased 358 basis points compared to the same period a year ago. Total interest expense decreased $573 thousand or 5.9% during the six months of 2008 compared to the same period in 2007, primarily the result of decreased market rates paid on these liabilities and from the June 2007 retirement of trust preferred securities that carried an interest rate of LIBOR plus 345 basis points. The volume of average interest-bearing liabilities increased approximately $79.5 million for the six months of 2008 compared with the same period in 2007.

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

Margin pressure continued during the second quarter of 2008. The decrease in loan yields has been greater than the decrease in our cost of funds in this monetary policy easing cycle. We are now experiencing the effect of repricing our interest-earning assets at much lower rates causing our yields to decrease faster than the cost of our interest-bearing liabilities over the past three- and six- months periods. Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended June 30, 2008 was 3.33% compared to 3.69% in the second quarter of 2007 while our net interest spread decreased 6 basis points during the same period. For the six months ended June 30, 2008, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 3.38% compared to 3.70% in the six months of 2007 while our net interest spread decreased 10 basis points. The decrease in our net interest margin and spread is the result of the Federal Reserve Board cutting the target for federal funds rate by 325 basis points beginning in September 2007.

A second factor causing our margin to decline is the change in deposit mix. Our funding growth year-over-year has been, primarily, in the form of CD’s and we have experienced a decline in transaction accounts. Balances in low cost, non-maturity deposit accounts are declining as customers who parked money in these accounts when rates were low moved to higher yielding CD’s before the Federal Reserve began cutting rates. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended June 30, 2008 and 2007 were 84.0% and 81.5%, respectively. For the six months ended June 30, 2008, average interest-bearing liabilities as a percentage of interest-earning assets were 83.5% compared to 81.6% for the six months ended June 30, 2007.

Management plans to continue to improve net interest income by growing our balance sheet while maintaining a constant or improving interest margin.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended June 30, 2008 and 2007

	Average Balance	2008 Yield/ Rate	Income/ Expense	Average Balance	2007 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$495,092	6.34%	$7,825	$421,305	7.94%	$8,342
Taxable securities	130,252	5.09%	1,652	96,807	4.68%	1,129
Non-taxable securities (2)	35,145	5.64%	494	32,658	5.64%	459
Other investments	5,678	3.18%	45	5,990	6.50%	97

Total interest- earning assets	666,167	6.03%	$10,016	556,760	7.22%	$10,027
Cash and due from banks	12,670			14,976
Bank premises and equipment, net	25,122			24,437
Other assets	19,121			18,696

Total assets	$723,080			$614,869

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$469,531	3.31%	$3,875	$410,061	4.11%	$4,202
Short-term borrowings	63,997	2.54%	406	43,701	6.45%	703
Long-term obligations	26,000	3.09%	200	—	—%	—

Total interest- bearing liabilities	559,528	3.21%	4,481	453,762	4.34%	4,905
Non-interest-bearing deposits	88,553			91,905
Other liabilities	7,442			5,504
Shareholders’ equity	67,557			63,698

Total liabilities and Shareholders’ equity	$723,080			$614,869

Net interest income and net interest margin (FTE) (3)		3.33%	$5,535		3.69%	$5,122

Interest rate spread (FTE) (4)		2.82%			2.89%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $ 11 thousand and $195 thousand for periods ended June 30, 2008 and 2007, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $168 thousand and $156 thousand for periods ended June 30, 2008 and 2007, respectively.

(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

For the six months ended June 30, 2008 and 2007

	Average Balance	2008 Yield/ Rate	Income/ Expense	Average Balance	2007 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$479,950	6.65%	$15,832	$415,499	7.98%	$16,452
Taxable securities	119,047	5.04%	2,975	96,592	4.71%	2,256
Non-taxable securities (2)	35,172	5.73%	1,000	32,717	5.65%	917
Other investments	6,127	3.78%	115	12,822	5.88%	374

Total interest- earning assets	640,296	6.27%	$19,922	557,630	7.23%	$19,999
Cash and due from banks	12,552			15,131
Bank premises and equipment, net	24,950			24,094
Other assets	18,537			18,332

Total assets	$696,335			$615,187

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$460,604	3.54%	$8,097	$412,608	4.10%	$8,385
Short-term borrowings	57,704	2.97%	849	42,391	6.58%	1,383
Long-term obligations	16,187	3.10%	249	—	—%	—

Total interest- bearing liabilities	534,495	3.47%	9,195	454,999	4.33%	9,768
Non-interest-bearing deposits	86,938			90,575
Other liabilities	7,207			5,665
Shareholders’ equity	67,695			63,948

Total liabilities and Shareholders’ equity	$696,335			$615,187

Net interest income and net interest margin (FTE) (3)		3.38%	$10,727		3.70%	$10,231

Interest rate spread (FTE) (4)		2.80%			2.90%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $20 thousand and $430 thousand for periods ended June 30, 2008 and 2007, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $340 thousand and $312 thousand for periods ended June 30, 2008 and 2007, respectively.

(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended June 30, 2008 and 2007

Increase (Decrease) in interest income and expense due to changes in:

	2008 compared to 2007
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$1,314	$(1,831)	$(517)
Taxable securities	407	116	523
Non-taxable securities (2)	35	—	35
Other investments	(4)	(48)	(52)

Interest income	1,752	(1,763)	(11)
Interest-bearing deposits	550	(877)	(327)
Short-term borrowings	228	(525)	(297)
Long-term obligations	100	100	200

Interest expense	878	(1,302)	(424)

Net interest income	$874	$(461)	$413

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $168 thousand and $156 thousand for periods ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008 and 2007

Increase (Decrease) in interest income and expense due to changes in:

	2008 compared to 2007
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$2,339	$(2,959)	$(620)
Taxable securities	543	176	719
Non-taxable securities (2)	69	14	83
Other investments	(160)	(99)	(259)

Interest income	2,791	(2,868)	(77)
Interest-bearing deposits	910	(1,198)	(288)
Short-term borrowings	362	(896)	(534)
Long-term obligations	125	124	249

Interest expense	1,397	(1,970)	(573)

Net interest income	$1,394	$(898)	$496

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $340 thousand and $312 thousand for periods ended June 30, 2008 and 2007, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three- and six-months ended June 30, 2008 was $570 thousand and $900 thousand, respectively. During the second quarter 2007 management implemented improvements to the methodology used to estimate the allowance for loan loss (“AFLL”). As a result, at June 30, 2007 we reduced our AFLL balance by $539 thousand which resulted in a negative provision expense of $489 thousand and $99 thousand for the three- and six-month periods ended June 30, 2007. The Bank had net charge-offs of $210 thousand for the quarter ended June 30, 2008 compared to net charge-offs of $139 thousand during the second quarter of 2007. For the six-month periods ended June 30, 2008 and 2007, the Bank had net charge-offs of $244 thousand and $151 thousand, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and six-periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30, 2008	Changes from the Prior Year		For the Six Months Ended June 30, 2008	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$839	$75	9.8	$1,635	$101	6.6
Other service charges and fees	405	2	0.5	674	(55)	(7.5)
Mortgage origination brokerage fees	330	17	5.4	637	76	13.5
Net gain on sale of securities	19	19	NA	94	94	NA
Income from bank owned life insurance	76	3	4.1	165	20	13.8
Other operating income	38	6	18.8	450	153	51.5

Total noninterest income	$1,707	$122	7.7	$3,655	$389	11.9

Noninterest income increased $122 thousand or 7.7% to $1.7 million for the second quarter of this year compared to $1.6 million for the same period in 2007. For the six months ended June 30, 2008 noninterest income increased $389 thousand or 11.9% to $3.7 million compared to $3.3 million for the same period in 2007. The increase in noninterest income in the second quarter of 2008 is primarily due to an increase in service charges on deposit accounts of $75 thousand, the result of increased overdraft banking privilege fees. The year to date increase in noninterest income is primarily the result of an income distribution from Visa International’s initial public offering in the amount of $386 thousand. As a member bank of Visa, we received the proceeds for the redemption of approximately 9 thousand shares of class B common stock. The first half of 2007 also included nonrecurring income from the recapture of $240 thousand relating to the allowance for losses on unfunded loan commitments. The decrease in other service charges and fees compared to the prior year period is the result of decreased merchant discount income generated by our merchant services unit. Year to date mortgage loan origination brokerage fees increased $76 thousand compared to the previous year six-month period.

Noninterest Expense

Noninterest expense decreased 2.5% and increased 1.6%, respectively for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The following table presents the components of noninterest expense for the three and six months ended June 30, 2008 and dollar and percentage changes from the prior year.

	For the Three Months Ended June 30, 2008	Changes from the Prior Year		For the Six Months Ended June 30, 2008	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$1,983	$(83)	(4.0)	$4,019	$(27)	(0.7)
Retirement and other employee benefits	847	124	17.2	1,679	286	20.5
Occupancy	459	29	6.7	911	49	5.7
Equipment	414	(134)	(24.5)	836	(211)	(20.2)
Professional fees	86	(82)	(48.8)	296	(178)	(37.6)
Supplies	73	(71)	(49.3)	155	(43)	(21.7)
Telephone	161	24	17.5	338	69	25.7
FDIC deposit insurance	91	76	83.5	167	136	81.4
Other operating expenses	994	(16)	(1.6)	1,964	82	4.4

Total noninterest expenses	$5,108	$(133)	(2.5)	$10,365	$163	1.6

Salary expense, prior to adjustment for FASB 91 loan origination cost, for the three and six months ended June 30, 2008 increased $112 thousand and $348 thousand, respectively, compared to the same prior year periods as we successfully opened three new branches in the second and third quarters of 2007.

Employee related benefits expense for the three and six months ended June 30, 2008 increased $124 and $286 thousand, respectively, over the same prior year periods. Postretirement benefits increased $82 thousand during the second quarter of 2008 when compared to the second quarter of 2007 and increased $184 thousand for the six months ended June 30, 2008 compared to the first six months of 2007. Employee related insurance benefits increased by $44 thousand for the quarter ended June 30, 2008 compared to the same three-month period of 2007 and for the six-month period ended June 30, 2008 employee related insurance benefits increased $83 thousand due to increased health insurance premiums and the addition of dental insurance for employees. As of June 30, 2008, we had 219 full time equivalent employees and operated 23 full service banking offices, two loan production offices and one mortgage loan origination office.

Occupancy expense increased $29 thousand or 6.7% during the second quarter of 2008 compared to the second quarter of 2007 and $49 thousand or 5.7% in the first half of 2008 when compared to the same period in 2007. The increase in both the three and six month periods is primarily due to cost associated with the three new branches opened mid year 2007.

Equipment expense decreased during the second quarter of 2008 by $134 thousand or 24.5% compared to the second quarter of 2007 and when compared on a year-to-date basis, equipment expense decreased $211 thousand or 20.2%. The largest component of the decrease was depreciation expense, which declined $88 thousand in the second quarter and $173 thousand year-to-date compared to the same periods of 2007. Early in 2007 management elected to outsource the Bank’s check processing function. We accelerated the remaining depreciation on our check processing equipment and software to coincide with our back-office change-over in June 2007 resulting in higher depreciation expense during the second quarter and first half of 2007 compared to the same periods of 2008.

Professional fees, which include consulting, audit and legal fees, decreased $82 thousand for the three months ended June 30, 2008 compared to the same period of 2007 and decreased $178 thousand when compared on a year to date basis to the prior year period. Consulting expense during the second quarter decreased $55 thousand and accounted for most of the decrease in professional fees as Human Resources department consulting fees decreased $31 thousand. On a year to date basis, consulting expense decreased $162 thousand in 2008 when compared to the same period in 2007. Loan related consulting expense during the first six months of 2008 decreased $54 thousand over the prior year period while our Human Resources accounted for $76 thousand of the decrease. Audit and accounting fees in the second quarter of 2008 decreased $13 thousand over audit fees incurred during the second quarter of 2007 and for the six-month period ended June 30, 2008 audit fees decreased $11 thousand over the prior year six month period.

Supplies expense decreased $71 thousand in the second quarter of 2008 compared to same period of 2007 and for the comparative six-month basis we experienced a decrease of $41 thousand, primarily the result of outsourcing our item processing in 2007 which required us to purchase various new forms and documents.

Other operating expenses decreased $16 thousand or 1.6% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. For the six-month period ended June 30, 2008 and 2007, other operating expense increased $82 thousand or 4.4%.

Income Taxes

Income tax expense for the three months ended June 30, 2008 and 2007 was $294 thousand and $542 thousand, respectively, resulting in effective tax rates of 21.1% and 30.1%, respectively. The effective tax rate for the quarter ended June 30, 2008 decreased significantly principally due to the recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset of $129 thousand. For the six-month period ending June 30, 2008, tax expense was $629 thousand compared to $873 thousand for the same period of 2007, which resulted in effective tax rates of 22.7% and 28.3%, respectively. The decreased effective tax rate in 2008 is due to the aforementioned recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $738.0 million at June 30, 2008, $643.9 million at December 31, 2007 and $629.6 million at June 30, 2007. Deposit growth and borrowings primarily funded our year-over-year asset growth. For the twelve months ended June 30, 2008, we grew our loans $79.9 million or 18.3% while our deposits grew by approximately $60.0 million or 11.6%. Year-over-year, our earning assets grew by $106.7 million through loan originations and additions to our available-for-sale investment securities portfolio. For the six months ended June 30, 2008, we experienced increased loan demand as loans outstanding increased $62.3 million and deposits increased by $51.9 million.

Loans

As of June 30, 2008, total loans had increased to $516.5 million, up 13.7% from total loans of $454.2 million at December 31, 2007 and up 18.3% from total loans of $436.6 million at June 30, 2007. The year-over-year and first six months of 2008 increase in loan demand is primarily due to loan growth occurring in our branches in our newer markets. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. For the six months ended June 30, 2008, loan demand on the Outer Banks of North Carolina continues to be flat due to the slowdown of new construction of vacation rental homes on the Outer Banks. However, vacation home rentals are up over last year and the resulting retail business has been brisk. We expect the Outer Banks’ economy to remain strong.

Asset Quality

At June 30, 2008, our allowance for loan losses as a percentage of loans was 0.92%, up from 0.90% at December 31, 2007. In evaluating the allowance for loan losses, we prepare a statistically-based analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

Homogeneous loan groups are assigned risk factors based on their perceived loss potential and on their respective risk ratings. The Bank utilizes a system of nine possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in FAS 114. Other groups of loans based on loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

A portion of the Bank’s allowance for loan losses is not allocated to any specific category of loans. This unallocated portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion of the allowance considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. The Bank has identified an acceptable range for this unallocated portion to be 5% - 15% of the total reserve.

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

The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007.

Analysis of Changes in Allowance for Loan Losses

	For the six months Ended June 30,
	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$516,492	$436,610

Average loans outstanding-gross	$484,212	$420,361

Allowance for loan losses at beginning of period	$4,083	$4,725
Loans charged off:
Real estate	(189)	—
Installment loans	(6)	(28)
Credit cards and related plans	—	—
Commercial and all other loans	(81)	(134)

Total charge-offs	(276)	(162)

Recoveries of loans previously charged off:
Real estate	1	—
Installment loans	3	11
Credit cards and related plans	2	—
Commercial and all other loans	26	—

Total recoveries	32	11

Net charge offs	(244)	(151)

Provision for loan losses	900	(99)

Allowance for loan losses at end of period	$4,739	$4,475

Ratios
Annualized net charge offs to average loans during the period	0.10%	0.07%
Allowance for loan losses to loans at period end	0.92%	1.02%
Allowance for loan losses to nonperforming loans at period end	752%	341%
Allowance for loan losses to impaired loans at period end	33.1%	36.7%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $1.2 million and $0.5 million, or 0.24% and 0.12% of loans outstanding at June 30, 2008 and December 31, 2007, respectively as foreclosed properties increased by $0.5 million during the second quarter. On June 30, 2008, our nonperforming assets consisted of nonperforming loans (nonaccruing and restructured loans) of $0.6 million, $0.1 million in repossessions and $0.5 million in foreclosed properties.

Loans Considered Impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under SFAS No. 114. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. At June 30, 2008, we had loans totaling $14.3 million (which includes $0.6 million in nonperforming loans) which were considered to be impaired under SFAS No. 114 compared to $10.4 million at December 31, 2007. The increase of approximately $4.0 million in loans considered impaired under SFAS No.114 is the addition of a single commercial real estate loan collateralized by ocean front property. The Bank does not anticipate any loss in the settlement of this loan. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under SFAS No. 114 and their associated reserve allocation, if any, at June 30, 2008.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	5	$0.6	$0.1
Restructured loans	—	—	—

Total nonperforming loans	5	$0.6	$0.1

Other impaired loans with allocated reserves	10	5.3	0.9
Impaired loans without allocated reserves	12	8.4	—

Total impaired loans	27	$14.3	$1.0

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

Our investment securities totaled $157.6 million at June 30, 2008, $125.9 million at December 31, 2007 and $125.4 million at June 30, 2007. The increase in investment securities of $32.2 million or 25.7% when compared to June 30, 2007 is principally due to a $30 million leverage strategy implemented during the first quarter of 2008 as we took advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. Management expects the leverage strategy to produce approximately $500 thousand of additional net interest income during 2008 on a pretax basis. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At June 30, 2008, the securities portfolio had unrealized net losses of approximately $3.9 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at June 30, 2008 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of June 30, 2008, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of June 30, 2008 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$62,108	$60,175
Federal Home Loan Mortgage Corporation	32,052	31,396
Federal Home Loan Banks	13,426	13,518
Government National Mortgage Association	11,677	11,305

At June 30, 2008, we held $8.2 million in bank owned life insurance, compared to $8.0 million and $7.9 million at December 31, 2007 and June 30, 2007, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $578.3 million as of June 30, 2008 compared to deposits of $526.4 million at December 31, 2007 and up 11.6% compared to deposits of $518.3 million at June 30, 2007. We attribute part of our deposit growth during the six months and twelve months ended June 30, 2008 to our branching efforts during the past year and the remaining portion to increased utilization of the wholesale CD market and public funds. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase during 2008.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $60.9 million at June 30, 2008, compared to $43.2 million on December 31, 2007, a net increase of $17.7 million mainly due an additional $16.0 million in advances from the FHLB.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of June 30, 2008.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
June 30, 2008	Fixed rate	$10,000	30 days	2.56	July 30, 2008
January 25, 2008	Fixed rate	20,000	1 year	2.90	January 26, 2009
February 28, 2008	Fixed rate	10,000	1 year	2.57	February 27, 2009
March 12, 2008	Fixed rate	4,000	1 year	2.44	March 12, 2009
March 12, 2008	Fixed rate	5,000	2 years	2.56	March 12, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
Total Borrowings:		$70,000	Composite rate:	2.83%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $26.0 million on June 30, 2008, compared to no long-term FHLB advances on December 31, 2007 or June 30, 2007. The increase of long-term FHLB advances is associated with the leverage transaction executed during the first quarter of 2008.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $147.6 million and $128.8 million of advances from the FHLB at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, we had outstanding FHLB advances totaling $70.0 million compared to $28.0 million and $8.0 million at December 31, 2007 and June 30, 2007, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2008, we owned 43,091 shares of the FHLB’s $100 par value capital stock, compared to 23,822 and 14,822 shares at December 31, 2007 and June 30, 2007, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $32.0 million available to us at June 30, 2008 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2008, we had $4.0 million borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the six months ended June 30, 2008 totaled $2.4 million, compared to net cash provided by operations of $2.0 million for the same period in 2007. Net cash used in investing activities increased to $101.0 million for the six months ended June 30, 2008, as compared to $21.5 million for the same period in 2007 primarily due to the increase in net loan originations and the purchase of investment securities. Net cash provided by financing activities was $93.8 million for the first half of 2008, compared to net cash provided of $4.7 million for the same period in 2007 due primarily to net increase in deposits and borrowings. Cash and cash equivalents at June 30, 2008 were $16.9 million compared to $25.2 million at June 30, 2007.

Capital Resources

Shareholders’ Equity

Shareholders’ equity decreased by approximately $2.0 million to $64.8 million at June 30, 2008 from $66.8 million at December 31, 2007. We generated net income of $2.1 million, experienced an increase in net unrealized loss on available-for-sale securities of $2.0 million, repurchased 34,373 shares of common stock totaling $866 thousand and recognized stock based compensation of $99 thousand on incentive stock awards. We declared cash dividends of $1.1 million or $0.365 per share during the first half of 2008. We recorded a liability of $387 thousand to record the postretirement benefit related to split-dollar life insurance arrangements due to adoption of EITF 06-4.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of June 30, 2008, we and the Bank met all capital adequacy requirements to which we are subject.

During the first half of 2008, we experienced a decline in our Tier 1 capital ratios when compared to the periods ending December 31, and June 30, 2007. This decline is primarily due to the large increase in assets we had during the first half of the year.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio	Minimum required for capital adequacy purposes Ratio	Our Ratio	Bank’s Ratio
As of June 30, 2008:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.28%	7.82%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	11.52	9.70
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	12.33	10.52

As of December 31, 2007:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	10.66%	8.98%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.94	10.90
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.72	11.69

As of June 30, 2007:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	10.68%	8.96%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.80	10.74
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.67	11.61

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2008, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding repurchases of shares of our outstanding common stock during the second quarter of 2008.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month #1 4/01/08 through 04/30/08	6,806	$25.63	6,806	126,901
Month #2 05/01/08 through 05/31/08	13,997	$26.00	13,997	112,904
Month #3 06/01/08 through 06/30/08	2,500	$25.75	2,500	110,404
Total	23,303	$25.87	23,303	110,404

(1)	Reflects weighted average price paid per share.
(2)	On September 19, 2007, we announced that our Board of Directors had authorized our repurchase of up to 146,000 shares of our outstanding common stock and our adoption of a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934. The shares may be purchased from time to time in open market transactions or solicited or unsolicited privately negotiated transactions, subject to factors such as stock price, our operating results and financial condition, general economic and market conditions, and our available cash. The Board’s action approving share repurchases and the stock trading plan does not obligate us to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time at our discretion. The board’s authorization expires on September 19, 2008.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 15, 2008. At the meeting, our shareholders:

•	elected three directors for terms of three years each;

•	voted on a proposal to approve our 2008 Omnibus Equity Plan; and

•	ratified the appointment of our independent public accountants for 2008.

The following table describes the results of the voting at the meeting.

Name of Nominee or Description of Other Matter Voted On	Shares Voted “For”	Shares “Withheld” or Voted “Against”	Shares Abstained	Broker “Nonvotes”
Election of Directors:
J. Bryant Kittrell III	2,454,306	16,560	-0-	-0-
B. Martelle Marshall	2,436,644	34,222	-0-	-0-
R. S. Spencer, Jr.	2,468,880	1,986	-0-	-0-

Proposal to Approve 2008 Omnibus Equity Plan	2,065,331	29,664	41,591	334,280
Proposal to Ratify Appointment of Independent Accountants	2,470,280	486	99	-0-

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Current Report on Form 8-K dated April 15, 2008)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC.
(Registrant)

Date: August 11, 2008	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney III
President & CEO

Date: August 11, 2008	By:	/s/ Gary M. Adams
Gary M. Adams
Senior Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description
10.2	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Current Report on Form 8-K dated April 15, 2008)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)