Form 10-Q
period 2008-09-30
ECB BANCORP INC
filed 2008-11-10
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

On November 6, 2008, there were 2,846,789 outstanding shares of Registrant’s common stock.

This Form 10-Q has 40 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$15,679	$16,303
Interest bearing deposits	1,376	925
Overnight investments	20,875	4,775

Total cash and cash equivalents	37,930	22,003

Investment securities
Available-for-sale, at market value (cost of $156,771 and $126,616 at September 30, 2008 and December 31, 2007, respectively)	154,077	125,888
Loans	524,337	454,198
Allowance for loan losses	(5,077)	(4,083)

Loans, net	519,260	450,115

Real estate and repossessions acquired in settlement of loans, net	697	66
Federal Home Loan Bank common stock, at cost	3,859	2,382
Bank premises and equipment, net	25,250	24,450
Accrued interest receivable	5,076	4,456
Bank owned life insurance	8,271	8,030
Other assets	13,348	6,499

Total	$767,768	$643,889

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$94,308	$95,596
Demand, interest bearing	95,238	103,347
Savings	17,416	18,492
Time	412,057	308,926

Total deposits	619,019	526,361

Accrued interest payable	2,972	2,525
Short-term borrowings	45,674	43,174
Long-term obligations	26,000	—
Other liabilities	8,017	4,988

Total liabilities	701,682	577,048

Shareholders’ equity
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,887,996 at September 30, 2008 and 2,920,769 at December 31, 2007	10,108	10,184
Capital surplus	26,372	27,026
Retained earnings	31,283	30,099
Accumulated other comprehensive loss	(1,677)	(468)

Total shareholders’ equity	66,086	66,841

Total	$767,768	$643,889

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and nine months ended September 30, 2008 and 2007

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,902	$8,651	$23,734	$25,103
Interest on investment securities:
Interest exempt from federal income taxes	330	302	990	907
Taxable interest income	1,605	1,091	4,429	3,300
Dividend income	54	41	205	88
Other interest	73	125	188	499

Total interest income	9,964	10,210	29,546	29,897

Interest expense:
Deposits:
Demand accounts	209	527	690	1,363
Savings	23	23	68	71
Time	3,766	3,873	11,337	11,374
Short-term borrowings	388	467	1,237	1,850
Long-term obligations	188	—	437	—

Total interest expense	4,574	4,890	13,769	14,658

Net interest income	5,390	5,320	15,777	15,239
Provision for loan losses	440	—	1,340	(99)

Net interest income after provision for loan losses	4,950	5,320	14,437	15,338

Noninterest income:
Service charges on deposit accounts	792	736	2,427	2,270
Other service charges and fees	411	445	1,085	1,174
Mortgage origination brokerage fees	207	243	844	804
Net gain on sale of securities	118	—	212	—
Income from bank owned life insurance	76	72	241	217
Other operating income	171	86	621	383

Total noninterest income	1,775	1,582	5,430	4,848

Noninterest expenses:
Salaries	2,064	2,221	6,083	6,267
Retirement and other employee benefits	863	709	2,542	2,102
Occupancy	478	483	1,389	1,345
Equipment	433	411	1,269	1,458
Professional fees	168	53	464	527
Supplies	70	116	225	314
Telephone	177	146	515	415
FDIC deposit insurance	98	15	265	46
Other operating expenses	1,125	1,131	3,089	3,013

Total noninterest expenses	5,476	5,285	15,841	15,487

Income before income taxes	1,249	1,617	4,026	4,699
Income taxes	240	282	869	1,155

Net income	$1,009	$1,335	$3,157	$3,544

Net income per share - basic	$0.35	$0.46	$1.09	$1.22

Net income per share - diluted	$0.35	$0.46	$1.09	$1.22

Weighted average shares outstanding - basic	2,883,121	2,913,279	2,895,512	2,906,797

Weighted average shares outstanding - diluted	2,888,466	2,919,190	2,901,730	2,914,825

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2008 and 2007

(Dollars in thousands, except per share data)

(unaudited)

	Common Stock		Capital surplus	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2007	2,902,242	$10,119	$26,680	$27,333	$(1,339)		$62,793
Unrealized gain, net of income tax of $(90)					144	$144	144
Net income				3,544		3,544	3,544

Total comprehensive income						$3,688

Stock options exercised	19,750	69	168				237
Stock based compensation			156				156
Cash dividends ($0.51 per share)				(1,535)			(1,535)

Balance September 30, 2007	2,921,992	$10,188	$27,004	$29,342	$(1,195)		$65,339

	Common Stock		Capital surplus	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
	Number	Amount
Balance January 1, 2008	2,920,769	$10,184	$27,026	$30,099	$(468)		$66,841
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4				(387)			(387)
Unrealized loss, net of income tax benefit of $ 757					(1,209)	$(1,209)	(1,209)
Net income				3,157		3,157	3,157

Total comprehensive income						$1,948

Stock based compensation		38	118				156
Repurchase of common stock	(35,273)	(123)	(763)				(886)
Issuance of restricted stock	2,500	9	(9)				—
Cash dividends ($0.5475 per share)				(1,586)			(1,586)

Balance September 30, 2008	2,887,996	$10,108	$26,372	$31,283	$(1,677)		$66,086

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

(Dollar amounts in thousands)

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,157	$3,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	999	1,138
Amortization of premium on investment securities, net	78	37
Provision for loan losses	1,340	(99)
Gain on sale of securities	(144)	(3)
Stock based compensation	156	156
Impairment on equity investment	67	90
Increase in accrued interest receivable	(620)	(401)
(Gain) loss on disposal of premises and equipment	22	(3)
Loss on sale of real estate and repossessions acquired in settlement of loans	73	24
Income from Bank owned life insurance	(241)	(217)
Increase in other assets	(1,720)	(1,396)
Increase in accrued interest payable	447	514
(Decrease) increase in other liabilities, net	834	(303)

Net cash provided by operating activities	4,448	3,081

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	29,606	2,960
Proceeds from maturities of investment securities classified as available-for-sale	23,909	7,809
Purchases of investment securities classified as available-for-sale	(86,252)	(8,289)
Purchase of Federal Home Loan Bank common stock	(1,477)	(546)
Purchases of premises and equipment	(1,821)	(2,786)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	212	170
Net loan originations	(71,401)	(22,708)

Net cash used by investing activities	(107,224)	(23,390)

Cash flows from financing activities:
Net increase in deposits	92,658	15,119
Net increase (decrease) in borrowings	28,500	(12,287)
Dividends paid	(1,569)	(1,516)
Net proceeds from issuance of common stock	—	237
Repurchase of common stock	(886)	—

Net cash provided by financing activities	118,703	1,553

Increase (decrease) in cash and cash equivalents	15,927	(18,756)
Cash and cash equivalents at beginning of period	22,003	40,057

Cash and cash equivalents at end of period	$37,930	$21,301

Cash paid during the period:
Interest	$13,322	$14,144
Taxes	1,360	1,454
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$527	$511
Unrealized (losses) gains on available-for-sale securities, net of deferred taxes	(1,209)	144
Investment in SBIC transferred from other assets to available-for-sale securities	—	1,000
Transfer from loans to real estate and reposessions acquired in settlement of loans	916	36
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	387	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the nine months ended September 30, 2008 and 2007, diluted weighted average shares outstanding increased by 3,316 and 5,519, respectively, due to the dilutive impact of restricted stock. For the three months ended September 30, 2008 and 2007, diluted weighted average shares outstanding increased by 2,627 and 5,911, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the nine months ended September 30, 2008 and 2007, diluted weighted average shares outstanding increased by 2,902 and 2,509, respectively, due to the dilutive impact of options. For the three months ended September 30, 2008, diluted weighted average shares outstanding increased by 2,718 due to the dilutive impact of options. The options had no dilutive effect on diluted weighted average shares for the three months ended

September 30, 2007. There were 58,799 anti-dilutive (not in the money) options outstanding for the three months ended September 30, 2008 compared to 52,699 for the three months ended September 30, 2007. There were 58,799 anti-dilutive options outstanding for the nine months ended September 30, 2008 compared to 13,317 anti-dilutive options outstanding for the nine-month period ended September 30, 2007.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the nine months ended September 30.

	Nine months ended September 30, 2008 (Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,157	2,895,512	$1.09

Effect of dilutive securities	—	6,218

Diluted net income per share	$3,157	2,901,730	$1.09

	Nine months ended September 30, 2007 (Dollars in thousands, except for per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,544	2,906,797	$1.22

Effect of dilutive securities	—	8,028

Diluted net income per share	$3,544	2,914,825	$1.22

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended September 30.

	Three months ended September 30, 2008 (Dollars in thousands, except for per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,009	2,883,121	$0.35

Effect of dilutive securities	—	5,345

Diluted net income per share	$1,009	2,888,466	$0.35

	Three months ended September 30, 2007 (Dollars in thousands, except for per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,335	2,913,279	$0.46

Effect of dilutive securities	—	5,911

Diluted net income per share	$1,335	2,919,190	$0.46

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with SFAS No. 123(R). Compensation cost charged to income was approximately $156 thousand for the nine months ended September 30, 2008 and 2007. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

A summary of option activity under the Plan as of September 30, 2008, and changes during the nine-month period ended September 30, 2008 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2007	58,251	$28.22
Granted	6,100	$24.50
Forfeited	—	$—
Exercised	—	$—

Outstanding at September 30, 2008	64,351	$27.87	6.66 years	$68

Exercisable at September 30, 2008	30,745	$26.08	5.07 years	$68

No options were exercised during the nine month period ended September 30, 2008. The intrinsic value of options exercised during the nine months ended September 30, 2007 was $422 thousand and $237 thousand was received for options exercised.

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

There were 8,713 shares of non-vested restricted stock as of December 31, 2007. 5,616 shares vested on January 1, 2008 and 500 shares vested on June 21, 2008. 2,500 shares were awarded on May 22, 2008 resulting in a balance of non-vested restricted stock of 5,097 shares as of September 30, 2008.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
October 1 – December 31, 2008	$27	$30	$57
2009	49	12	61
2010	36	—	36
2011	22	—	22
2012	9	—	9
2013	2	—	2

Total	$145	$42	$187

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the nine- and three-month periods ended September 30, 2008 and 2007 includes the following components.

	Nine months ended September 30, (Dollars in thousands)
	2008	2007
Service cost	$3	$3
Interest cost	33	33
Prior service cost	(6)	(6)

Net periodic postretirement benefit cost	$30	$30

	Three months ended September 30, (Dollars in thousands)
	2008	2007
Components of net periodic cost:
Service cost	$1	$1
Interest cost	11	11
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$10	$10

The Company expects to contribute $40 thousand to its postretirement benefit plan in 2008. No contributions were made in the first nine months of 2008. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2007.

(5) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of September 30, 2008:

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-Sponsored enterprises	$20,250	$658	—	—	$20,250	$658
Obligations of states and political subdivisions	19,025	704	3,075	95	22,100	799
Mortgage-backed securities	53,489	606	2,445	81	55,934	687
Equity securities	—	—	796	204	796	204
Corporate bonds	4,282	774	—	—	4,282	774

Total	$97,046	$2,742	$6,316	$380	$103,362	$3,122

As of September 30, 2008, management has concluded that the unrealized losses above (which consisted of 133 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include fourteen (14) municipal obligations and two (2) mortgage-backed securities. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. There was one (1) equity security that has been in an unrealized loss position for more than twelve months. Based upon our ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair vale, the Bank does not consider the investment to be other-than-temporarily impaired.

(6) Comprehensive Income

A summary of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net Income	$1,009	$1,335	$3,157	$3,544
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	1,121	1,663	(2,178)	235
Tax benefit (expense)	(432)	(641)	839	(91)
Reclassification to realized (gains) losses	118	—	212	—
Tax (benefit) expense	(46)	—	(82)	—

Other comprehensive income (loss):	761	1,022	(1,209)	144

Total comprehensive income	$1,770	$2,357	$1,948	$3,688

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings whey they occur. SFAS No. 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial statements.

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

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 8) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial statements.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities recorded at fair value on a recurring basis

September 30, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$154,077	$796	$153,281	$—
Total assets at fair value	$154,077	$796	$153,281	$—
Total liabilities at fair value	$—	$—	$—	$—
Assets and liabilities recorded at fair value on a nonrecurring basis

September 30, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$9,379	$—	$8,615	$764
Total assets at fair value	$9,379	$—	$8,615	$764
Total liabilities at fair value	$—	$—	$—	$—

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment) such other financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to: (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general, (b) the financial success or changing strategies of the Company’s customers, (c) actions of government regulators, (d) the level of market interest rates, (e) weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, (f) changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend, to update these forward-looking statements.

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

As of September 30, 2008, we had consolidated assets of approximately $767.8 million, total loans of approximately $524.3 million, total deposits of approximately $619.0 million and shareholders’ equity of approximately $66.1 million. For the three months ended September 30, 2008, we had net income of $1.0 million or $0.35 basic and diluted earnings per share, compared to net income of $1.3 million, or $0.46 basic and diluted earnings per share for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we had net income of $3.2 million or $1.09 basic and diluted earnings per share, compared to net income of $3.5 million or $1.22 basic and diluted earnings per share for the nine months ended September 30, 2007.

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

Comparison of the Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2008 and 2007

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007.

Condensed Consolidated Statements of Income (Dollars in thousands)
	For the Three Months Ended September 30, 2008	Changes from the Prior Year		For the Nine Months Ended September 30, 2008	Changes from the Prior Year
		Amount	%		Amount	%
Gross interest income	$9,964	$(246)	(2.4)	$29,546	$(351)	(1.2)
Gross interest expense	4,574	(316)	(6.5)	13,769	(889)	(6.1)

Net interest income	5,390	70	1.3	15,777	538	3.5
Provision for loan losses	440	440	NA	1,340	1,439	NA

Net interest income after Provision for loan losses	4,950	(370)	(7.0)	14,437	(901)	(5.9)
Noninterest income	1,775	193	12.2	5,430	582	12.0
Noninterest expense	5,476	191	3.6	15,841	354	2.3

Income before income taxes	1,249	(368)	(22.8)	4,026	(673)	(14.3)
Income tax provision	240	(42)	(14.9)	869	(286)	(24.8)

Net income	$1,009	$(326)	(24.4)	$3,157	$(387)	(10.9)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2008 was $5.4 million, an increase of $70 thousand or 1.3% when compared to net interest income of $5.3 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, net interest income was $15.8 million, an increase of $538 thousand or 3.5% when compared to net interest income of $15.2 million for the same period in 2007.

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

Interest income decreased $246 thousand or 2.4% for the three months ended September 30, 2008 compared to the same three months of 2007. Interest income decreased $351 thousand or 1.2% for the nine months ended September 30, 2008 compared to the same nine months in 2007. The decreases for the three and nine months ended September 30, 2008 are due to the reduction of yields on our loan portfolio. The tax equivalent yield on average earning assets decreased 145 basis points for the quarter ended September 30, 2008 to 5.80% from 7.25% for the same period in 2007. For the first nine months of 2008, the yield on average earning assets, on a tax-equivalent basis, decreased 113 basis points to 6.11% compared to 7.24% at September 30, 2007. Management attributes the decrease in the yield on our earning assets to the decrease in short-term market interest rates. The Federal Reserve Board began cutting its target for the federal funds rate in September 2007 and through seven rate cuts lowered the rate by 325 basis points to its level of 2.00% as of September 30, 2008. Approximately $248.8 million or 47.4% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans decreased approximately 183 basis points for the third quarter of 2008 compared to the third quarter of 2007 and 150 basis points for the nine-month period ended September 30, 2008 compared to the same period in 2007. The increase in both yield and volume of the Bank’s investment portfolio during the three- and nine-month periods ended September 30, 2008 compared with the same periods of 2007 essentially offset the reduction of interest income earned on loans for the comparative periods due a lower national prime rate.

Our average cost of funds during the third quarter of 2008 was 3.11%, a decrease of 114 basis points when compared to 4.25% for the third quarter of 2007. Average rates paid on bank certificates of deposit decreased 122 basis points from 5.09% for the quarter ended September 30, 2007 to 3.87% for the quarter ended September 30, 2008, while our average cost of borrowed funds decreased 245 basis points during the third quarter of 2008 compared to the same period in 2007. Total interest expense decreased $316 thousand or 6.5% during the third quarter of 2008 compared to the same period in 2007, primarily the result of decreased market rates paid on certificates of deposit. For the nine months ended September 30, 2008, our cost of funds was 3.34% a decrease of 96 basis points when compared to 4.30% for the same period in 2007. Average rates paid on bank certificates of deposit decreased 82 basis points from 5.04% to 4.22% for the first nine months of 2008, while our cost of borrowed funds decreased 323 basis points compared to the same period a year ago. Total interest expense decreased $889 thousand or 6.1% during the nine months of 2008 compared to the same period in 2007, primarily the result of decreased market rates paid on these liabilities and from the June 2007 retirement of trust preferred securities that carried an interest rate of LIBOR plus 345 basis points. The volume of average interest-bearing liabilities increased approximately $95.3 million for the nine months of 2008 compared with the same period in 2007.

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

Margin pressure continued during the third quarter of 2008. The decrease in loan yields has been greater than the decrease in our cost of funds in this monetary policy easing cycle. We are continuing to experience the effect of repricing our interest-earning assets at much lower rates causing our yields to decrease faster than the cost of our interest-bearing liabilities over the past three- and nine- month periods. Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended September 30, 2008 was 3.18% compared to 3.83% in the third quarter of 2007 while our net interest spread decreased 31 basis points during the same period. For the nine months ended September 30, 2008, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 3.31% compared to 3.74% in the nine months of 2007 while our net interest spread decreased 17 basis points. The decrease in our net interest margin and spread is the result of the Federal Reserve Board cutting the target for federal funds rate by 325 basis points beginning in September 2007.

A second factor causing our margin to decline is the change in deposit mix. Our funding growth year-over-year has been, primarily, in the form of CD’s and we have experienced a decline in transaction accounts. Balances in low cost, non-maturity deposit accounts are declining as customers who parked money in these accounts when rates were low moved to higher yielding CD’s before the Federal Reserve began cutting rates. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended September 30, 2008 and 2007 were 84.3% and 80.5%, respectively. For the nine months ended September 30, 2008, average interest-bearing liabilities as a percentage of interest-earning assets were 83.7% compared to 81.2% for the nine months ended September 30, 2007.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the Three Months Ended September 30, 2008 and 2007

	Average Balance	2008 Yield/ Rate	Income/ Expense	Average Balance	2007 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$514,267	6.10%	$7,902	$433,057	7.93%	$8,651
Taxable securities	127,083	5.18%	1,659	93,949	4.78%	1,132
Non-taxable securities (2)	35,217	5.63%	500	32,672	5.56%	458
Other investments	16,238	1.78%	73	7,774	6.38%	125

Total interest- earning assets	692,805	5.80%	$10,134	567,452	7.25%	$10,366
Cash and due from banks	12,818			15,660
Bank premises and equipment, net	25,300			24,728
Other assets	20,417			18,674

Total assets	$751,340			$626,514

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$499,628	3.17%	$3,998	$420,680	4.17%	$4,423
Short-term borrowings	58,163	2.65%	388	35,873	5.16%	467
Long-term obligations	26,000	2.87%	188	—	—	—

Total interest- bearing liabilities	583,791	3.11%	4,574	456,553	4.25%	4,890
Non-interest-bearing deposits	96,061			100,365
Other liabilities	6,690			5,284
Shareholders’ equity	64,798			64,312

Total liabilities and Shareholders’ equity	$751,340			$626,514

Net interest income and net interest margin (FTE) (3)		3.18%	$5,560		3.83%	$5,476

Interest rate spread (FTE) (4)		2.69%			3.00%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $ (5) thousand and $181 thousand for periods ended September 30, 2008 and 2007, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $170 thousand and $156 thousand for periods ended September 30, 2008 and 2007, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

For the Nine Months Ended September 30, 2008 and 2007

	Average Balance	2008 Yield/ Rate	Income/ Expense	Average Balance	2007 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$491,543	6.46%	$23,734	$421,413	7.96%	$25,103
Taxable securities	121,744	5.09%	4,634	95,703	4.73%	3,388
Non-taxable securities (2)	35,190	5.70%	1,500	32,701	5.62%	1,374
Other investments	9,507	2.64%	188	11,112	6.00%	499

Total interest- earning assets	657,984	6.11%	$30,056	560,929	7.24%	$30,364
Cash and due from banks	12,652			15,313
Bank premises and equipment, net	25,067			24,308
Other assets	19,170			18,445

Total assets	$714,873			$618,995

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$473,603	3.41%	$12,095	$415,320	4.12%	$12,808
Short-term borrowings	57,906	2.86%	1,237	40,371	6.13%	1,850
Long-term obligations	19,482	3.00%	437	—	—	—

Total interest- bearing liabilities	550,991	3.34%	13,769	455,691	4.30%	14,658
Non-interest-bearing deposits	90,041			94,536
Other liabilities	7,123			5,429
Shareholders’ equity	66,718			63,339

Total liabilities and Shareholders’ equity	$714,873			$618,995

Net interest income and net interest margin (FTE) (3)		3.31%	$16,287		3.74%	$15,706

Interest rate spread (FTE) (4)		2.77%			2.94%

(1)	Average loans include non-accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $15 thousand and $611 thousand for periods ended September 30, 2008 and 2007, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $510 thousand and $467 thousand for periods ended September 30, 2008 and 2007, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the Three Months Ended September 30, 2008 and 2007

Increase (Decrease) in interest income and expense due to changes in:

	2008 compared to 2007
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$1,435	$(2,184)	$(749)
Taxable securities	416	111	527
Non-taxable securities (2)	35	7	42
Other investments	87	(139)	(52)

Interest income	1,973	(2,205)	(232)
Interest-bearing deposits	731	(1,156)	(425)
Short-term borrowings	219	(298)	(79)
Long-term obligations	94	94	188

Interest expense	1,044	(1,360)	(316)

Net interest income	$929	$(845)	$84

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $170 thousand and $156 thousand for periods ended September 30, 2008 and 2007, respectively.

For the Nine Months Ended September 30, 2008 and 2007

Increase (Decrease) in interest income and expense due to changes in:

	2008 compared to 2007
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$3,782	$(5,151)	$(1,369)
Taxable securities	957	289	1,246
Non-taxable securities (2)	105	21	126
Other investments	(52)	(259)	(311)

Interest income	4,792	(5,100)	(308)
Interest-bearing deposits	1,643	(2,356)	(713)
Short-term borrowings	589	(1,202)	(613)
Long-term obligations	218	219	437

Interest expense	2,450	(3,339)	(889)

Net interest income	$2,342	$(1,761)	$581

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $510 thousand and $467 thousand for periods ended September 30, 2008 and 2007, respectively.

Provision for loan losses

The provision for loan losses charged to operations during the three- and nine-months ended September 30, 2008 was $440 thousand and $1.3 million, respectively. During the second quarter of 2007 management implemented improvements to the methodology used to estimate the allowance for loan loss (“AFLL”). As a result, we recorded no provision expense for the third quarter of 2007 and recorded a negative provision expense of $99 thousand for the nine-month period ended September 30, 2007. The Bank had net charge-offs of $102 thousand for the quarter ended September 30, 2008 compared to net charge-offs of $124 thousand during the third quarter of 2007. For the nine-month periods ended September 30, 2008 and 2007, the Bank had net charge-offs of $346 thousand and $275 thousand, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and nine-periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30, 2008	Changes from the Prior Year		For the Nine Months Ended September 30, 2008	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$792	$56	7.6	$2,427	$157	6.9
Other service charges and fees	411	(34)	(7.6)	1,085	(89)	(7.6)
Mortgage origination brokerage fees	207	(36)	(14.8)	844	40	5.0
Net gain on sale of securities	118	118	NA	212	212	NA
Income from bank owned life insurance	76	4	5.6	241	24	11.1
Other operating income	171	85	98.8	621	238	62.1

Total noninterest income	$1,775	$193	12.2	$5,430	$582	12.0

Noninterest income increased $193 thousand or 12.2% to $1.8 million for the third quarter of this year compared to $1.6 million for the same period in 2007. For the nine months ended September 30, 2008 noninterest income increased $582 thousand or 12.0% to $5.4 million compared to $4.9 million for the same period in 2007. The increase in noninterest income in the third quarter of 2008 is primarily due to an increase in net gains on the sale of securities of $118 thousand. The year to date increase in noninterest income is primarily the result of an income distribution from Visa International’s initial public offering in the amount of $386 thousand. As a member bank of Visa, we received the proceeds for the redemption of approximately 9 thousand shares of class B common stock. The year to date increase in noninterest income also included a net gain on sale of securities of $212 thousand. The nine months of 2007 included nonrecurring income from the recapture of $240 thousand relating to the allowance for losses on unfunded loan commitments. The decrease in other service charges and fees compared to the prior year period is the result of decreased merchant discount income generated by our merchant services unit. Year to date mortgage loan origination brokerage fees increased $40 thousand compared to the previous year nine-month period.

Noninterest expense

Noninterest expense increased 3.6% and 2.3%, respectively for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The following table presents the components of noninterest expense for the three- and nine-months ended September 30, 2008 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30, 2008	Changes from the Prior Year		For the Nine Months Ended September 30, 2008	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,064	$(157)	(7.1)	$6,083	$(184)	(2.9)
Retirement and other employee benefits	863	154	21.7	2,542	440	20.9
Occupancy	478	(5)	(1.0)	1,389	44	3.3
Equipment	433	22	5.4	1,269	(189)	(13.0)
Professional fees	168	115	217.0	464	(63)	(12.0)
Supplies	70	(46)	(39.7)	225	(89)	(28.3)
Telephone	177	31	21.2	515	100	24.1
FDIC deposit insurance	98	83	553.3	265	219	476.1
Other operating expenses	1,125	(6)	(0.5)	3,089	76	2.5

Total noninterest expenses	$5,476	$191	3.6	$15,841	$354	2.3

Salary expense, prior to adjustment for FASB 91 loan origination cost, for the three and nine months ended September 30, 2008 decreased $21 thousand and increased $328 thousand, respectively, compared to the same prior year periods. The decrease for the third quarter is related to lower commissions paid for mortgage originations and financial brokerage services. The increase in the year to date expense is the result of successfully opening three new branches in the second and third quarters of 2007.

Employee related benefits expense for the three and nine months ended September 30, 2008 increased $154 and $440 thousand, respectively, over the same prior year periods. Postretirement benefits increased $79 thousand during the third quarter of 2008 when compared to the third quarter of 2007 and increased $263 thousand for the nine months ended September 30, 2008 compared to the first nine months of 2007. Employee related insurance benefits increased by $60 thousand for the quarter ended September 30, 2008 compared to the same three-month period of 2007 and for the nine-month period ended September 30, 2008 employee related insurance benefits increased $143 thousand due to increased health insurance premiums and the addition of dental insurance for employees. As of September 30, 2008, we had 225 full time equivalent employees and operated 24 full service banking offices, one loan production office and one mortgage loan origination office.

Occupancy expense decreased $5 thousand or 1.0% during the third quarter of 2008 compared to the third quarter of 2007 and increased $44 thousand or 3.3% in the first nine months of 2008 when compared to the same period in 2007. The increase in the year to date period is primarily due to cost associated with the three new branches opened mid year 2007.

Equipment expense increased during the third quarter of 2008 by $22 thousand or 5.4% compared to the third quarter of 2007 and when compared on a year-to-date basis, equipment expense decreased $189 thousand or 20.2%. The largest component of the year to date decrease was depreciation expense, which declined $161 thousand compared to the same periods of 2007. Early in 2007 management elected to outsource the Bank’s check processing function. We accelerated the remaining depreciation on our check processing equipment and software to coincide with our back-office change-over in June 2007 resulting in higher depreciation expense during the first nine months of 2007 compared to the same period of 2008.

Professional fees, which include consulting, audit and legal fees, increased $115 thousand for the three months ended September 30, 2008 compared to the same period of 2007 and decreased $63 thousand when compared on a year to date basis to the prior year period. Legal expense during the third quarter increased $88 thousand and accounted for most of the increase in professional fees. On a year to date basis, consulting expense decreased $153 thousand in 2008 when compared to the same period in 2007. Loan related consulting expense during the first nine months of 2008 decreased $52 thousand over the prior year period while our Human Resources accounted for $76 thousand of the decrease. Audit and accounting fees in the third quarter of 2008 increased $18 thousand over audit fees incurred during the third quarter of 2007 and for the nine-month period ended September 30, 2008 audit fees increased $7 thousand over the prior year nine month period.

Supplies expense decreased $46 thousand in the third quarter of 2008 compared to same period of 2007 and for the comparative nine-month basis we experienced a decrease of $88 thousand, primarily the result of outsourcing our item processing in 2007 which required us to purchase various new forms and documents.

Other operating expenses decreased $6 thousand or 0.5% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. For the nine-month period ended September 30, 2008 and 2007, other operating expense increased $76 thousand or 2.5%.

Income taxes

Income tax expense for the three months ended September 30, 2008 and 2007 was $240 thousand and $282 thousand, respectively, resulting in effective tax rates of 19.2% and 17.4%, respectively. For the nine-month period ending September 30, 2008, tax expense was $869 thousand compared to $1.2 million for the same period of 2007, which resulted in effective tax rates of 21.6% and 24.6%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $767.8 million at September 30, 2008, $643.9 million at December 31, 2007 and $629.7 million at September 30, 2007. Deposit growth and borrowings primarily funded our year-over-year asset growth. For the twelve months ended September 30, 2008, we grew our loans $84.0 million or 19.1% while our deposits grew by approximately $91.7 million or 17.4%. Year-over-year, our earning assets grew through loan originations and additions to our available-for-sale investment securities portfolio. For the nine months ended September 30, 2008, we experienced increased loan demand as loans outstanding increased $70.1 million and deposits increased by $92.7 million.

Loans

As of September 30, 2008, total loans had increased to $524.3 million, up 15.4% from total loans of $454.2 million at December 31, 2007 and up 19.1% from total loans of $440.3 million at September 30, 2007. The year-over-year and first nine months of 2008 increase in loan demand is primarily due to loan growth occurring in our branches in our newer markets. Loan growth can also be attributed to our branching efforts and the efforts of our lending team. For the nine months ended September 30, 2008, loan demand on the Outer Banks of North Carolina continues to be flat due to the slowdown of new construction of vacation rental homes on the Outer Banks. However, vacation home rentals are up over last year.

Asset Quality

At September 30, 2008, our allowance for loan losses as a percentage of loans was 0.97%, up from 0.90% at December 31, 2007. In evaluating the allowance for loan losses, we prepare a statistically-based analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007.

Analysis of Changes in Allowance for Loan Losses

	For the Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$524,337	$440,340

Average loans outstanding-gross	$496,002	$426,112

Allowance for loan losses at beginning of period	$4,083	$4,725
Loans charged off:
Real estate	(201)	(93)
Installment loans	(21)	(33)
Commercial and all other loans	(183)	(161)

Total charge-offs	(405)	(287)

Recoveries of loans previously charged off:
Real estate	1	—
Installment loans	4	12
Credit cards and related plans	7	—
Commercial and all other loans	47	—

Total recoveries	59	12

Net charge offs	(346)	(275)

Provision for loan losses	1,340	(99)

Adjustment for unfunded loan reserve	—	—

Allowance for loan losses at end of period	$5,077	$4,351

Ratios:
Annualized net charge offs to average loans during the period	0.09%	0.09%
Allowance for loan losses to loans at period end	0.97%	0.99%
Allowance for loan losses to nonperforming loans at period end	42.7%	1,738%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $12.2 million and $0.5 million, or 2.33% and 0.12% of loans outstanding at September 30, 2008 and December 31, 2007, respectively, as nonaccrual loans increased by $11.3 million during the third quarter. On September 30, 2008, our nonperforming assets consisting of nonperforming loans (nonaccruing and restructured loans) totaled of $11.9 million and we had $338 thousand in foreclosed properties. The increase in nonperforming loans during the third quarter of 2008 is principally the result of three relationships moving into foreclosure status.

Loans Considered Impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under SFAS No. 114. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. At September 30, 2008, we had loans totaling $15.5 million (which includes $11.8 million in nonperforming loans) which were considered to be impaired under SFAS No. 114 compared to $10.4 million at December 31, 2007. The increase of approximately $5.1 million in loans considered impaired under SFAS No.114 is primarily made up of the addition of a commercial real estate loan collateralized by ocean front property. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under SFAS No. 114 and their associated reserve allocation, if any, at September 30, 2008.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accruals loans	18	$11.7	$0.6
Restructured loans	1.1		.1

Total nonperforming loans	19	$11.8	$0.7

Other impaired loans with allocated reserves	7	2.4	.5
Impaired loans without allocated reserves	6	1.3	—

Total impaired loans	32	$15.5	$1.2

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

Our investment securities totaled $154.1 million at September 30, 2008, $125.9 million at December 31, 2007 and $124.6 million at September 30, 2007. The increase in investment securities of $29.5 million or 23.7% when compared to September 30, 2007 is principally due to a $30 million leverage strategy implemented during the first quarter of 2008 as we took advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. Management expects the leverage strategy to produce approximately $500 thousand of additional net interest income during 2008 on a pretax basis. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At September 30, 2008, the securities portfolio had unrealized net losses of approximately $2.7 million, which are reported in accumulated other comprehensive loss on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at September 30, 2008 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of September 30,

2008, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of September 30, 2008 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$54,493	$53,937
Federal Home Loan Mortgage Corporation	31,571	31,268
Federal Home Loan Banks	9,991	9,981
Government National Mortgage Association	19,267	19,134

At September 30, 2008, we held $8.3 million in bank owned life insurance, compared to $8.0 million at December 31, 2007 and September 30, 2007.

Deposits and Other Borrowings

Deposits

Deposits totaled $619.0 million as of September 30, 2008 compared to deposits of $526.4 million at December 31, 2007 and up 17.4% compared to deposits of $527.4 million at September 30, 2007. We attribute our deposit growth during the nine months and twelve months ended September 30, 2008 to increased utilization of the wholesale CD market and public funds. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase during 2008.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $45.7 million at September 30, 2008, compared to $43.2 million on December 31, 2007, a net increase of $2.5 million.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of September 30, 2008.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
January 25, 2008	Fixed rate	20,000	1 year	2.90	January 26, 2009
February 28, 2008	Fixed rate	10,000	1 year	2.57	February 27, 2009
March 12, 2008	Fixed rate	4,000	1 year	2.44	March 12, 2009
March 12, 2008	Fixed rate	5,000	2 years	2.56	March 12, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

Total Borrowings: $    60,000             Composite rate: 2.90%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $26.0 million on September 30, 2008, compared to no long-term FHLB advances on December 31, 2007 or September 30, 2007. The increase of long-term FHLB advances is associated with the leverage transaction executed during the first quarter of 2008.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $153.6 million and $128.8 million of advances from the FHLB at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, we had outstanding FHLB advances totaling $60.0 million compared to $28.0 million and $14.0 million at December 31, 2007 and September 30, 2007, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2008, we owned 38,591 shares of the FHLB’s $100 par value capital stock, compared to 23,822 and 17,747 shares at December 31, 2007 and September 30, 2007, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $31.0 million available to us at September 30, 2008 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2008, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the nine months ended September 30, 2008 totaled $4.4 million, compared to net cash provided by operations of $3.1 million for the same period in 2007. Net cash used in investing activities increased to $107.2 million for the nine months ended September 30, 2008, as compared to $23.4 million for the same period in 2007 primarily due to the increase in net loan originations and the purchase of investment securities. Net cash provided by financing activities was $118.7 million for the nine months ended September 30, 2008, compared to net cash provided of $1.5 million for the same period in 2007. Cash and cash equivalents at September 30, 2008 were $37.9 million compared to $21.3 million at September 30, 2007.

Capital Resources

Shareholders’ Equity

Shareholders’ equity decreased by approximately $755 thousand to $66.1 million at September 30, 2008 from $66.8 million at December 31, 2007. We generated net income of $3.2 million, experienced an increase in net unrealized loss on available-for-sale securities of $1.2 million, repurchased 35,273 shares of common stock totaling $886 thousand and recognized stock based compensation of $156 thousand on incentive stock awards. We declared cash dividends of $1.6 million or $0.5475 per share during the first nine months of 2008. We recorded a liability of $387 thousand to record the postretirement benefit related to split-dollar life insurance arrangements due to adoption of EITF 06-4.

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

On October 14, 2008, the U.S. Department of the Treasury (“UST”) announced that, using the authority granted to it under the Troubled Assets Relief Program (“TARP”) mandated by The Emergency Economic Stabilization Act of 2008, and as a part of its efforts to address instability in the financial markets, it would implement a voluntary capital purchase program under which it would make equity investments in banks and bank holding companies, including healthy institutions. The purpose of the program is to increase the flow of financing to businesses and consumers and support the national economy. Under the TARP capital purchase program, UST will purchase preferred stock in companies that choose to participate in amounts ranging from a minimum of 1% to a maximum of 3% of each participating company’s “risk-weighted assets.” Companies that sell preferred stock to UST are expected to use the cash proceeds they receive primarily to fund additional lending activities, though proceeds also may be used by companies for other purposes, including the acquisition of weaker financial institutions.

Although our capital ratios at September 30, 2008, were above the level at which banks and bank holding companies are classified as “well capitalized” under the capital adequacy guidelines of the Federal Deposit Insurance Corporation (the “FDIC”) for insured banks, and the Federal Reserve Board (the “FRB”) for bank holding companies, we have chosen to apply for participation in the TARP capital purchase program. Filing an application does not obligate us to participate in the capital purchase program or to sell any capital stock to UST. Under the current terms of the program, following our receipt of notification of acceptance of our application we will have 30 days within which to decide whether we will participate. During that time, we will continue to assess the relative benefits and costs of participation and make our final decision.

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2008, we and the Bank met all capital adequacy requirements to which we are subject.

During the first nine months of 2008, we experienced a decline in our Tier 1 capital ratios when compared to the periods ending December 31, and September 30, 2007. This decline is primarily due to the large increase in assets we had during the first nine months of the year.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio		Minimum required for capital adequacy purposes Ratio		Our Ratio	Bank’s Ratio
As of September 30, 2008:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.00%	9.00%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	11.30	11.30
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	12.15	12.15
As of December 31, 2007:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.66%	8.98%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.94	10.90
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.72	11.69
As of September 30, 2007:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.61%	8.92%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.87	10.82
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.71	11.66

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2008, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding repurchases of shares of our outstanding common stock during the third quarter of 2008.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Month #1 7/01/08 through 07/31/08	500	$21.75	500	109,904
Month #2 08/01/08 through 08/31/08	400	$22.81	400	109,504
Month #3 09/01/08 through 09/30/08	—	—	—	145,000
Total	900	$22.22	900	145,000

(1)	Reflects weighted average price paid per share.
(2)	On September 19, 2007, we announced that our Board of Directors had authorized our repurchase of up to 146,000 shares of our outstanding common stock and our adoption of a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934. That authorization expired in September 2008 and, on September 16, 2008 our Board renewed its approval for the repurchase of up to 145,000 shares of our common stock during the following twelve months and we entered into a new stock trading plan. The shares may be purchased from time to time in open market transactions or solicited or unsolicited privately negotiated transactions, subject to factors such as stock price, our operating results and financial condition, general economic and market conditions, and our available cash. The Board’s actions approving share repurchases and the stock trading plans did not obligate us to acquire any particular amount of shares, and purchases could be suspended or discontinued at any time at our discretion. The Board’s authorization expires on September 16, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECB BANCORP, INC.
(Registrant)

Date: November 10, 2008	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney III
President & CEO

Date: November 10, 2008	By:	/s/ Gary M. Adams
Gary M. Adams
Senior Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)