Form 10-K
period 2008-12-31
ECB BANCORP INC
filed 2009-03-16
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

$54,542,608

On March 6, 2009, there were 2,844,489 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting are incorporated into Part III of this Report.

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

Business Offices and Banking Markets

The Bank has 24 full-service banking offices located in thirteen North Carolina counties. Our banking markets are located east of the Interstate Highway 95 corridor in portions of the Coastal Plain region of North Carolina which extends from the Virginia border along the coast of North Carolina to the South Carolina border. Within that region, we subdivide our banking markets into five banking regions. The following table lists our branch offices in each banking region.

Region	Branches	County
Outer Banks Region	Currituck	Currituck
	Southern Shores/ Kitty Hawk	Dare
	Nags Head	Dare
	Manteo	Dare
	Avon	Dare
	Hatteras	Dare
	Ocracoke	Hyde

Western Region	Greenville (three offices)	Pitt
	New Bern	Craven
	Winterville	Pitt

Pamlico Region	Engelhard	Hyde
	Swan Quarter	Hyde
	Fairfield	Hyde
	Washington	Beaufort
	Williamston	Martin
	Morehead City	Carteret

Albemarle Region	Columbia	Tyrrell
	Creswell	Washington
	Hertford	Perquimans

Southern Region	Wilmington	New Hanover
	Ocean Isle Beach	Brunswick
	Leland	Brunswick

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

Banking also is highly competitive in our banking markets, and customers tend to aggressively “shop” the terms of both their loans and deposits. We compete with other commercial banks, savings banks and credit unions, including banks headquartered or controlled by companies headquartered outside of North Carolina but that have offices in our banking markets. According to the most recent market share data published by the FDIC, on June 30, 2008 there were 303 offices of 35 different FDIC-insured depository institutions (including us) in the 13 counties in which we have banking offices. Three of those banks (Wachovia, BB&T and First-Citizens Bank) controlled an aggregate of approximately 53% of all deposits in the 13-county area held by those 35 institutions, while we held approximately 5% of total deposits.

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

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). On December 31, 2008, loans amounting to approximately 80.1% of our loan portfolio were classified as real estate loans. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are funded by and closed in the name of other lenders. Those arrangements permit us to make long-term residential loans available to our customers and generate fee income but avoid risks associated with those loans in our loan portfolio.

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

On December 31, 2008, our construction and acquisition and development loans (consumer and commercial) amounted to approximately 24.6% of our loan portfolio, and our other commercial real estate loans amounted to approximately 32.2% of our loan portfolio.

Our real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2008, our home equity lines of credit amounted to approximately 4.3% of our loan portfolio.

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

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2008, our consumer installment loans made up approximately 0.9% of our loan portfolio, and approximately 21.6% of the aggregate outstanding balances of those loans were unsecured. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 15 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes any loan secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2008, our commercial and industrial loans made up approximately 15.2% of our loan portfolio, and approximately 15.6% of the aggregate outstanding balances of those loans represented unsecured loans. Those loans included approximately $23.0 million, or approximately 4.3% of our total loans, to borrowers engaged in agriculture, commercial fishing or seafood-related businesses. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    We price our loans under policies established as a part of our asset/liability management function. For larger loans, we use a pricing model developed by an outside vendor to reduce our exposure to interest rate risk on fixed and variable rate loans that have maturities of longer than three years. On December 31, 2008, approximately 49.2% of the total dollar amount of our loans accrued interest at variable rates.

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

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each month. On December 31, 2008, our allowance was $5.9 million and amounted to 1.1% of our total loans and approximately 59% of our nonperforming loans.

On December 31, 2008, our nonperforming loans (consisting of non-accrual loans, loans past due greater than 90 days and still accruing interest, and restructured loans) amounted to approximately $10.0 million, and we had $3.7 million of other real estate owned and repossessed collateral acquired in settlement of loans on our books. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

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

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2008, our time deposits of $100,000 or more amounted to approximately $224.2 million, or approximately 35.6% of our total deposits. We derive the majority of our deposits from within our banking market. However, we also accept deposits through deposit brokers and market our certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we generate a significant amount of out-of-market deposits in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2008, our out-of-market deposits amounted to approximately $134.5 million, or approximately 21.4% of our total deposits and approximately 31.8% of our total certificates of deposit.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

On December 31, 2008, our investment portfolio totaled approximately $239.7 million and included municipal securities, corporate notes, mortgage-backed securities guaranteed by the Government National Mortgage Association or issued by the Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation (including collateralized mortgage obligations), securities issued by U.S. government-sponsored enterprises and agencies and equity securities. We have classified all of our securities as “available-for-sale,” and we analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

On December 31, 2008, the Bank employed 217 full-time employees (including our executive officers), and 12 part-time employees. We have no separate employees of our own. The Bank is not party to any collective bargaining agreement with its employees, and we consider the Bank’s relations with its employees to be good.

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

In the future, our ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of our operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and other relevant considerations. See “—U.S. Treasury’s TARP Capital Purchase Program” below for a discussion of additional restrictions on our ability to pay dividends.

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

The following table lists our consolidated regulatory capital ratios, and the Bank’s separate regulatory capital ratios, at December 31, 2008. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum Required Ratios	Required to be “Well Capitalized”	Our Consolidated Capital Ratios	The Bank’s Capital Ratios
Leverage Capital Ratio (Tier 1 Capital to average assets)	3.0%	5.0%	8.65%	8.65%
Risk-based capital ratios:
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	10.83%	10.83%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	11.80%	11.80%

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

A bank categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law. On December 31, 2008, our capital ratios were at levels to qualify us as “well capitalized.”

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. As of January 1, 2009 no reserves are required on the first $10.3 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $10.3 million and $44.4 million, and reserves equal to 10.0% on aggregate balances in excess of $44.4 million. The FRB may adjust these percentages from time to time. Because our reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

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

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

FDIC Temporary Liquidity Guarantee Program.    We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (TLGP), which applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. Under the TLGP, the FDIC guarantees certain senior unsecured debt, as well as noninterest-bearing transaction account deposits, and in return for these guarantees the FDIC is paid a fee based on the amount of the deposit or the amount and maturity of the debt. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. Under the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount.

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

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the DIF. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, we project that the Bank will experience an increase in FDIC assessment expense of approximately $2.1 million from 2008 to 2009. The 20 basis point special assessment represents $1.5 million of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC

Restrictions on Transactions with Affiliates.    The Bank is subject to the provisions of Section 23A of the Federal Reserve Act which, among other things, places limits on the amount of:

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

In response to the Act, the various securities exchanges adopted listing standards that require listed companies to comply with various corporate governance requirements, including the requirement that (1) audit committees include only directors who are “independent” as defined by the SEC’s and Exchanges’ rules, and (2) actions on various other matters (including executive compensation and director nominations) be approved, or recommended for approval, by issuers’ full boards of directors or by committees that include only “independent” directors. Because our common stock is listed on the NASDAQ Global Market, we are subject to those requirements.

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

U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.    On January 16, 2009, we issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above the current quarterly cash dividend of $0.1825 per share or repurchase our common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder.

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

Item 1A.    Risk Factors

RISK FACTORS

The following paragraphs describe material risks that could affect our business. Other risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements.

Risks Relating to our Business

•	Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer loan deliquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to capital and to deposits or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses and the prices of securities in general, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation (“FDIC”) premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

•	Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

In February, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted containing additional provisions designed to support the national economy and aid in economic recovery. The provisions of EESA and ARRA are in addition to numerous other actions by the Federal Reserve, Treasury, the FDIC, the SEC and others to address the current decline in the national economy and liquidity and credit crisis that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. However, there is no assurance that EESA, ARRA and the other regulatory initiatives described above will be fully effective or have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

•	Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption for more than a year. More recently, the volatility and disruption has increased, and the markets have produced downward pressure on stock prices and credit availability for many issuers without regard to their underlying financial strength. This has been particularly the case with respect to financial institutions, and the market prices of the stock of financial services companies in general, including ours, are at their lowest levels in recent history. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

•	Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a degree of risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or a business activity being financed;

•	in the case of a collateralized loan, changes in and uncertainties regarding future values of collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We use underwriting procedures and criteria that we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios. Regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans. Recent difficulties in the national economy and housing market, declining real estate values, rising unemployment, and loss of consumer confidence, have resulted and will continue to result in increasing loan delinquencies and loan losses for all financial institutions.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectibility, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

However, if delinquency levels increase or we incur higher than expected loan losses in the future, there is no assurance that our allowance will be adequate to cover resulting losses.

•	A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets might adversely affect on our loan portfolio.

While we do not have a sub-prime lending program, a relatively large percentage of our loans are secured by real estate. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and the level of our real estate loans reflects, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, adverse conditions in the real estate market and the economy in general have decreased real estate values in our banking markets. If the value of our collateral for a loan falls below the outstanding balance of that loan, our ability to collect the balance of the loan by selling the underlying real estate in the event of a default will be diminished, and we would be more likely to suffer a loss on the loan. An increase in our loan losses could have a material adverse effect on our operating results and financial condition.

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2008, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits, so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.

•	We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2008, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines, and, since that date, our capital position has been enhanced by our sale of Series A Preferred Stock to Treasury under its TARP Capital Purchase Program. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

Should we need, or be required by regulatory authorities, to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. However, our ability to raise that additional capital will depend on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, we will be able to raise additional capital on terms favorable to us or at all. Our inability to raise additional capital, if needed, on terms acceptable to us, may have a material adverse effect on our ability to expand our operations, and on our financial condition, results of operations and future prospects.

•	If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock we have sold to Treasury prior to January 16, 2014, the cost of this capital to us will increase from 5.0% per annum (approximately $897,450 annually) to 9.0% per annum (approximately $1,615,410 annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity and on our net income available to holders of our common stock.

•	Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. In other words, to be profitable, we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to remain profitable.

On December 31, 2008, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

•

Our long-range business strategy includes the continuation of our growth plans, and our financial condition and operating results could be negatively affected if we fail to grow or fail to manage our growth effectively.

Subject to market conditions and the economy, we intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. We have opened nine de novo branch offices since 2000. Consistent with our business strategy, and to sustain our growth, in the future we may establish other de novo branches or acquire other financial institutions or their branch offices.

There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for some period of time. Any new branches we open can be expected to negatively affect our operating results until those branches reach a size at which they become profitable. In establishing new branches in new markets, we compete against other banks with greater knowledge of those local markets and may need to hire and rely on local managers who have local affiliations and to whom we may need to give significant autonomy. If we grow but fail to manage our growth effectively, there could be material adverse effects on our business, future prospects, financial condition or operating results, and we may not be able to successfully implement our business strategy. On the other hand, our operating results also could be materially affected in an adverse way if our growth occurs more slowly than anticipated, or declines.

Although we believe we have management resources and internal systems in place to successfully manage our future growth, we cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets, or that expansion will not adversely affect our operating results.

•	Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in eastern North Carolina. Consistent with our community banking philosophy, a majority of our customers are located in and do business in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans. The local economies of the coastal communities in our banking markets are heavily dependent on the tourism industry. If our local communities are adversely affected by current conditions in the national economy or by other specific events or trends, including a significant decline in the tourism industry in our coastal communities, there could be a direct adverse effect on our operating results. Adverse economic conditions in our banking markets could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results. We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.

The economy of North Carolina’s coastal region can be affected by adverse weather events, particularly hurricanes. Our banking markets lie primarily in coastal communities, and we cannot predict whether or to what extent damage caused by future hurricanes will affect our operations, our customers or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses.

•

New or changes in existing tax, accounting, and regulatory rules and interpretations could have an adverse effect on our strategic initiatives, results of operations, cash flows, and financial condition.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on our operations, and our compliance with regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.

The significant federal and state banking regulations that affect us are described under “Item 1. Business - Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of recent turmoil in the financial services industry, it is likely that there will be an increase in the regulation of all financial institutions. We cannot predict the effects of future changes on our business and profitability.

•	Significant legal actions could subject us to substantial liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.

Among the laws that apply to us, the USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Several banking institutions have recently received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

•	Competition from financial institutions and other financial service providers may adversely affect our profitability.

Our future growth and success will depend on, among other things, our ability to compete effectively with other financial services providers in our banking markets. To date, we have grown our business by focusing on our lines of business and emphasizing the high level of service and responsiveness desired by our customers. However, commercial banking in our banking markets and in North Carolina as a whole is extremely competitive. We compete against commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents. Our larger competitors have greater resources, broader geographic markets and name recognition, and higher lending limits than we do, and they can offer more products and services and better afford and more effectively use media advertising, support services and electronic technology than we can. Also, larger competitors may be able to price loans and deposits more aggressively than we do. While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we cannot assure you that we will continue to be an effective competitor in our banking markets.

•	We rely on dividends from the Bank for substantially all of our revenue.

We receive substantially all of our revenue as dividends from the Bank. As described under “Item 1. Business - Supervision and Regulation, federal and state regulations limit the amount of dividends that the Bank may pay to us. If the Bank becomes unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and the Series A Preferred Stock we have sold to Treasury. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

•	We depend on the services of our current management team.

Our operating results and ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We currently have an experienced management team that our Board of Directors believes is capable of managing and growing the Bank. However, changes in key personnel and their responsibilities may disrupt our business and could have a material adverse effect on our business, operating results and financial condition. Our current President and Chief Executive Officer, who has guided our business since 1995, has announced that he will retire during 2009. Our Board of Directors has not yet selected his replacement.

Risks Relating to Our Common Stock

•	The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how or at what prices our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	changes in financial estimates and recommendations by financial analysts;

•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

The market value of and trading in our common stock also is affected by conditions (including price and trading fluctuations) affecting the financial markets in general, and in the market for the stocks of financial services companies in particular. These conditions may result in volatility in the market prices of stocks generally and, in turn, our common stock. Also, market conditions may result in sales of substantial amounts of our common stock in the market. In each case, market conditions could affect the market price of our stock in a way that is unrelated or disproportionate to changes in our operating performance.

•

The trading volume in our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock is listed on the NASDAQ Global Market, but it has a relatively low average daily trading volume relative to many other stocks. Thinly traded stock can be more volatile than stock trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded and limit an investor’s ability to quickly sell blocks of stock. We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock.

Of the shares of our common stock beneficially owned by our directors and executive officers, in excess of 10% of our outstanding shares are held by an estate. We cannot predict the timing or amount of sales, if any, of those shares in the public markets or the effects any such sales may have on the trading price of our common stock.

•	Our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our shareholders.

Our current directors and executive officers, as a group, beneficially own a significant percentage of our outstanding common stock, much of which is held by an estate of which one of our directors serves as a co-executor. Because of their voting rights, in matters put to a vote of our shareholders it could be difficult for any group of our other shareholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

•	The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of January 16, 2012, and the date on which all of the shares of Series A Preferred Stock held by Treasury have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury:

•	increase the cash dividend on our common stock; or

•	subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities.

In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

•

Our outstanding Series A Preferred Stock affects net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 4.85% of the shares of our common stock outstanding as of March 6, 2009 (including the shares issuable upon exercise of the warrant). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and we do not own or lease any separate properties. The Bank maintains 24 branch offices, 21 of which are owned by the Bank, and three of which are leased from unaffiliated third parties. The following table contains information about our branch offices.

Office location	Opening date of original banking office	Owned/Leased	Date current facility built or purchased (1)
35050 Hwy 264 Engelhard, NC	January 1920	Owned	2004

80 Main and Pearl St. Swan Quarter, NC	March 1935	Owned (2)	1975

204 Scuppernong Dr. Columbia, NC	December 1936	Owned (2)	1975

7th St. & Hwy. 64 Creswell, NC	January 1963	Owned	1963

205 Virginia Dare Rd. Manteo, NC	June 1969	Owned	1999

2721 S Croatan Hwy. Nags Head, NC	April 1971	Owned (2)	1974

State Hwy. 12 Hatteras, NC	April 1973	Owned (2)	1980

6839 N.C. Hwy. 94 Fairfield, NC	June 1973	Owned (2)	1973

Hwy. 12 Ocracoke, NC	May 1978	Owned	1978

Hwy. 158 & Juniper Tr. Kitty Hawk, NC	May 1984	Owned (3)	2006

1001 Red Banks Rd. Greenville, NC	August 1989	Owned	1990

2400 Stantonsburg Rd. Greenville, NC	June 1995	Owned	1995

NC Hwy. 12 Avon, NC	June 1997	Leased (4)	—

2878 Caratoke Hwy. Currituck, NC	January 1998	Owned	2001

1418 Carolina Ave. Washington, NC	May 1999	Leased (4)	—

1801 S Glenburnie Rd. New Bern, NC	August 2000	Owned	1996

1103 Harvey Point Road Hertford, NC	October 2000	Owned (5)	2006

403 East Blvd. Williamston, NC	May 2003	Owned	2003

168 Hwy. 24 Morehead City, NC	January 2004	Owned	2004

Office location	Opening date of original banking office	Owned/Leased	Date current facility built or purchased (1)
1724 Eastwood Rd. Wilmington, NC	June 2004	Owned	2004

100 Causeway Drive Unit 4 Ocean Isle Beach, NC	May 2007	Leased (4)	—

1221 Portertown Rd. Greenville, NC	July 2007	Owned	2007

3810 S. Memorial Dr. Winterville, NC	July 2007	Owned	2007

1101 New Pointe Blvd. Leland, NC	July 2008	Owned	2008

(1)	Includes only facilities owned by the Bank.
(2)	Leased from the Bank’s subsidiary, ECB Realty, Inc. until February 2, 2007. ECB Realty, Inc. was merged into the Bank on that date and the Bank acquired title to the property.
(3)	Constructed by the Bank and first occupied during February 2006 to replace a facility previously leased from ECB Realty, Inc.
(4)	Leased from a third party.
(5)	Constructed by the Bank and first occupied during January 2006 to replace a facility previously leased from a third party.

The Bank owns a vacant property in each of Jacksonville, Wilmington, New Bern and Grandy, North Carolina, as sites for future branch offices.

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2008, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $25.7 million.

Item 3.    Legal Proceedings

From time to time we may become involved in legal proceedings in the ordinary course of our business. However, subject to the uncertainties inherent in any litigation, we believe that, at December 31, 2008 there was no pending or threatened proceedings that are likely to result in a material adverse change in our financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on December 23, 2008. At the Special Meeting, our shareholders voted on and approved a proposal to amend our Articles of Incorporation to authorize the issuance of a new class of capital stock consisting of 2,000,000 shares of $0.01 par value preferred stock, and to authorize the Board of Directors to issue shares of the new class from time to time, to create series thereof, and to determine the designations, terms, relative rights, preferences and limitations of those shares, or of shares within each series, at the time of issuance, all by its resolution, and without further approval of shareholders.

The voting results on the proposed charter amendment were as follows:

shares voted for the proposal	1,065,080
shares voted against the proposal	569,687
shares abstaining from voting	35,529
broker non-votes	none

PART II

Item 5.    Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed on The NASDAQ Global Market on July 3, 2006, under the trading symbol “ECBE.” Prior to that date, it was listed on The NASDAQ Capital Market. The following table lists the high and low sales prices for our common stock as reported by The Nasdaq Stock Market, and cash dividends declared on our common stock for the periods indicated.

	Sales Price Range		Cash Dividend Declared Per Share
Quarter	High	Low
2008 Fourth	$23.50	$14.30	$0.1825
Third	25.01	20.29	0.1825
Second	27.49	23.00	0.1825
First	27.00	22.00	0.1825
2007 Fourth	$27.60	$21.00	$0.175
Third	30.99	23.52	0.175
Second	34.26	29.25	0.175
First	33.67	31.70	0.175

On March 6, 2009, there were approximately 661 record holders of our common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

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

Our sale of Series A Preferred Stock to the U.S. Treasury during January 2009 under the TARP Capital Purchase Program resulted in additional restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. Additionally, until January 16, 2012, we are required to obtain the consent of the U.S. Treasury in order to declare or pay any dividend or make any distribution on our common stock other than regular quarterly cash dividends of not more than $0.1825 per share, or, subject to certain exceptions, repurchase shares of our common stock unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of those shares to third parties.

In the future, in addition to the restrictions discussed above, our ability to declare and pay cash dividends on our common stock will be subject to evaluation by our Board of Directors of our and the Bank’s operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and other relevant considerations. We cannot assure you that we will continue to pay cash dividends on any particular schedule or that we will not reduce the amount of dividends we pay in the future.

The following table contains information regarding repurchases of shares of our outstanding common stock during the fourth quarter of 2008.

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Month #1 10/01/08 through 10/31/08	41,207	$20.06	41,207	103,793
Month #2 11/01/08 through 11/30/08	2,300	19.00	2,300	101,493
Month #3 12/01/08 through 12/31/08	—	—	—	101,493
Total	43,507	$20.01	43,507	101,493

(1)	Reflects weighted average price paid per share.
(2)	On September 19, 2007, we announced that our Board of Directors had authorized our repurchase of up to 146,000 shares of our outstanding common stock and our adoption of a stock trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934. That authorization expired in September 2008 and, on September 16, 2008 our Board renewed its approval for the repurchase of up to 145,000 shares of our common stock during the following twelve months and we entered into a new stock trading plan. The shares may be purchased from time to time in open market transactions or solicited or unsolicited privately negotiated transactions, subject to factors such as stock price, our operating results and financial condition, general economic and market conditions, and our available cash. The Board’s actions approving share repurchases and the stock trading plans did not obligate us to acquire any particular amount of shares, and purchases could be suspended or discontinued at any time at our discretion. On January 16, 2009 we sold shares of our Series A Preferred Stock to the US Treasury pursuant to the TARP Capital Purchase Program. The terms of that transaction restrict our ability to repurchase shares of our common stock. Prior to January 16, 2012, unless we have redeemed all the preferred stock issued to the U.S. Treasury or unless the U.S. Treasury has transferred all the preferred stock to a third party, the consent of the U.S. Treasury will be required for us to repurchase our common stock in an aggregate amount greater than the increase in the number of diluted shares outstanding (as reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2008) resulting from the grant, vesting or exercise of equity-based compensation to employees and equitably adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction.

The following information is being furnished for purposes of Rule 14a-3. It is not deemed to be filed with the Securities and Exchange Commission or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

The following graph compares the cumulative total shareholder return (CTSR) on our common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq Composite index and the SNL Bank NASDAQ index. Each trend line assumes that $100 was invested on December 31, 2003, and that dividends were reinvested for additional shares.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
ECB Bancorp, Inc.	100.00	104.67	98.36	121.66	97.84	63.23
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ Index	100.00	114.61	111.12	124.75	97.94	71.13

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

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Net interest income	$20,514	$20,548	$20,697	$18,952	$16,822
Provision for loan losses	2,450	(99)	351	757	804
Non-interest income	6,568	6,186	6,183	6,225	4,802
Non-interest expense	20,633	20,344	18,537	17,465	15,515
Provision for income taxes	580	1,677	2,410	2,102	2,025
Net income	3,419	4,812	5,582	4,853	3,280

Per Share Data and Shares Outstanding:
Basic net income(1)	$1.19	$1.65	$2.07	$2.41	$1.63
Diluted net income(1)	1.18	1.65	2.05	2.37	1.60
Cash dividends declared	0.73	0.70	0.68	0.64	0.57
Book value at period end	23.89	22.88	21.64	16.94	15.74
Weighted-average number of common shares outstanding:
Basic	2,884,396	2,908,371	2,700,663	2,014,879	2,016,680
Diluted	2,889,016	2,914,352	2,724,717	2,046,129	2,044,201
Shares outstanding at period end	2,844,489	2,920,769	2,902,242	2,040,042	2,038,242

Balance Sheet Data:
Total assets	$841,851	$643,889	$624,070	$547,686	$501,890
Loans receivable	538,836	454,198	417,943	386,786	329,530
Allowance for loan losses	5,931	4,083	4,725	4,650	4,300
Other interest-earning assets	244,470	133,970	151,555	107,583	115,178
Total deposits	629,152	526,361	512,249	465,208	411,133
Borrowings	83,716	43,174	41,415	41,908	54,317
Shareholders’ equity	67,943	66,841	62,793	34,565	32,077

Selected Performance Ratios:
Return on average assets	0.47%	0.77%	0.96%	0.93%	0.68%
Return on average shareholders’ equity	5.14	7.48	10.13	14.56	10.51
Net interest margin(2)	3.16	3.75	4.04	4.16	4.04
Efficiency ratio(3)	73.91	73.44	67.06	67.30	69.38

Asset Quality Ratios:
Nonperforming loans to period-end loans	1.85%	0.10%	0.04%	0.02%	0.03%
Allowance for loan losses to period-end loans	1.10	0.90	1.13	1.20	1.30
Allowance for loan losses to nonperforming loans	59.42	876.92	2,567.93	7,153.85	4,174.76
Nonperforming assets to total assets(4)	1.63	0.08	0.07	0.01	0.03
Net loan charge-offs to average loans outstanding	0.12	0.13	0.01	0.08	0.02

Capital Ratios:
Equity-to-assets ratio(5)	8.07%	10.38%	10.06%	6.31%	6.39%
Leverage capital ratio(6)	8.65	10.66	12.05	8.43	8.43
Tier 1 capital ratio(6)	10.83	12.94	15.08	10.32	10.86
Total capital ratio(6)	11.80	13.72	16.04	11.36	11.96

(1)	Per share amounts are computed based on the weighted-average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets, net of allowance for loan losses.
(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income, both as calculated on a fully taxable-equivalent basis.
(4)	Nonperforming assets consist of the aggregate amount of any non-accruing loans, loans past due greater than 90 days and still accruing interest, restructured loans, repossessions and foreclosed assets on each date.
(5)	Equity-to-assets ratios are computed based on total shareholders’ equity and total assets at each period end.
(6)	These ratios are described in Item 1 under the captions “Supervision and Regulation—Capital Adequacy” and “—Prompt Corrective Action.”

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

Our consolidated assets increased 30.8% to $841.9 million on December 31, 2008, from $643.9 million at year-end 2007. Our loan portfolio increased 18.6% to $538.8 million at December 31, 2008, from loans of $454.2 million at year-end 2007 while deposits increased 19.5% to $629.2 million at year-end 2008 from $526.4 million at year-end 2007. Total shareholders’ equity was approximately $67.9 million at year-end 2008.

In 2008, our net income was $3.4 million or $1.19 basic and $1.18 diluted earnings per share, compared to net income of $4.8 million or $1.65 basic and $1.65 diluted earnings per share for the year ended December 31, 2007. The 2008 net income represents a decrease of $1.4 million over reported 2007 net income mainly due to an increase in provision for loan loss expense.

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

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

In 2008, our net income was $3.4 million or $1.19 basic and $1.18 diluted earnings per share, compared to net income of $4.8 million or $1.65 basic and $1.65 diluted earnings per share for the year ended December 31, 2007. The decrease in earnings is primarily due to an increase in provision for loan loss expense.

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2008	2007	2006
Return on assets	0.47%	0.77%	0.96%
Return on equity	5.14	7.48	10.13
Dividend payout	61.34	42.42	32.85
Shareholders’ equity to assets	9.13	10.34	9.47

Our performance in 2008 reflects the continued execution of our core strategies: (1) grow the loan portfolio while maintaining high asset quality; (2) grow core deposits; (3) increase non-interest income; (4) control expenses; and (5) make strategic investments in new and existing communities that will result in increased shareholder value. We continued to make strategic investments in our future as we completed construction on one branch that opened in 2008.

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

Our net interest income for the year ended December 31, 2008 was $20.5 million, flat when compared to net interest income of $20.5 million for the year ended December 31, 2007. Our net interest margin, on a tax-equivalent basis, for 2008 was 3.16% compared to 3.75% for 2007. The decrease in our net interest margin is the result of decreased yields on our loan portfolio and increased competitive pricing for money market accounts and certificates of deposits. Our net interest rate spread, on a tax-equivalent basis, for 2008 was 2.63% compared to 2.95% for 2007. As a result of interest rate cuts by the Federal Reserve loan rates decreased more than rates paid on our interest-bearing liabilities. The spread decreased by thirty-two basis points as the change in the rates paid on interest-bearing liabilities was thirty-two basis points less than the change in yields earned on interest-earning assets for the year.

Total interest income decreased $644 thousand or 1.6% to $39.3 million in 2008 compared to $40.0 million in interest income in 2007. Increases in our average earning assets of $106.5 million in 2008 when compared to 2007 resulted in $6.8 million increase in interest income from 2007 to 2008 but this was offset by a decrease in interest income of $7.4 million from a decline in yields. We funded the increases in interest-earning assets primarily with certificates of deposit and Federal Home Loan Bank advances. The tax equivalent yield on average earning assets decreased 1.24 basis points during 2008.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense on Tax Equivalent Basis.” We attribute the decrease in the yield on our earning assets to the drop in short-term market interest rates. During 2008, the Federal Open Market Committee (“FOMC”)

decreased short-term rates 325 to 350 basis points from 3.50% to a range of 0.00% to 0.25%. Approximately $265.0 million or 49.2% of our loan portfolio consists of variable rate loans that adjust with the movement of the prime rate. As a result, composite yield on our loans decreased approximately 162 basis points for the year ended December 31, 2008 compared to December 31, 2007.

Similarly, our average cost of funds for 2008 was 3.33%, a decrease of 92 basis points when compared to 4.25% for 2007. The average cost on Bank certificates of deposit decreased 93 basis points from 5.02% paid in 2007 to 4.09% paid in 2008, while our average cost of borrowed funds decreased 245 basis points during 2008 compared to 2007. Part of the borrowing cost decrease was because on June 26, 2007, we redeemed all of our higher cost trust preferred securities ($10.3 million), originally issued June 26, 2002 which bore an interest rate of 3.45% over the three month LIBOR rate, with lower cost funding sources.

Total interest expense decreased $610 thousand or 3.1% to $18.8 million in 2008 from $19.4 million in 2007, primarily the result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $107.1 million when comparing 2008 with that of 2007. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $4.3 million and the increase attributable to higher volumes of interest-bearing liabilities was $3.7 million.

Throughout 2009, we believe our net interest margin will improve due to liabilities repricing at lower rates while our earning assets remain relatively flat. However, this expectation may not be realized and our net interest margin could decline if competitive pressures or other factors cause us to increase our deposit rates.

Our net interest income for the year ended December 31, 2007 was $20.5 million, a decrease of $.2 million or 1.0% when compared to net interest income of $20.7 million for the year ended December 31, 2006. Our net interest margin, on a tax-equivalent basis, for 2007 was 3.75% compared to 4.04% for 2006. The decreased net interest margin resulted from increased competitive pricing for money market accounts and certificates of deposits. Our net interest rate spread, on a tax-equivalent basis, for 2007 was 2.95% compared to 3.36% for 2006. As a result of competitive pricing pressure the rates paid on our interest-bearing liabilities increased more than the rates paid on our interest-earning assets. The spread decreased by forty-one basis points as the change in the rates paid on interest-bearing liabilities was forty-one basis points greater than the change in yields earned on interest-earning assets for the period.

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

Similarly, our average cost of funds for 2007 was 4.25%, an increase of 54 basis points when compared to 3.71% for 2006. The average cost on Bank certificates of deposit increased 60 basis points from 4.42% paid in 2006 to 5.02% paid in 2007, while our average cost of borrowed funds decreased 20 basis points during 2007 compared to 2006. Total interest expense increased $3.5 million or 22.0% to $19.4 million in 2007 from $15.9 million in 2006; primarily the result of increased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $29.2 million when comparing 2007 with that of 2006. The increase to interest expense resulting from increased rates on all interest-bearing liabilities was $1.9 million and the increase attributable to higher volumes of interest-bearing liabilities was $1.6 million.

The following table presents an analysis of average interest-earning assets and interest-bearing liabilities, the interest income or expense applicable to each asset or liability category and the resulting yield or rate paid.

Average Consolidated Balances and Net Interest Income Analysis

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balances	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets:
Loans—net(1)	$499,771	6.27%	$31,345	$426,965	7.89%	$33,688	$404,676	7.73%	$31,277
Taxable securities	125,985	5.11	6,432	95,325	4.74	4,521	82,929	4.49	3,724
Nontaxable securities(2)	34,733	5.69	1,977	33,101	5.61	1,856	29,548	5.58	1,648
Other investments(3)	10,279	2.50	257	8,859	6.20	549	8,479	5.86	497

Total interest-earning assets	670,768	5.96	40,011	564,250	7.20	40,614	525,632	7.07	37,146
Cash and due from banks	12,663			14,877			17,514
Bank premises and equipment, net	25,255			24,391			20,606
Other assets	19,407			18,396			17,831

Total assets	$728,093			$621,914			$581,583

Liabilities and Shareholders’ Equity:
Interest-bearing deposits	$488,309	3.33%	$16,276	$417,675	4.10%	$17,129	$386,209	3.46%	$13,370
Short-term borrowings(4)	55,131	3.44	1,895	39,818	5.79	2,306	15,826	4.83	765
Long-term obligations	21,120	3.10%	654	—	—	—	26,223	6.69	1,754

Total interest-bearing liabilities	564,560	3.33	18,825	457,493	4.25	19,435	428,258	3.71	15,889
Non-interest-bearing deposits	90,031			94,397			92,988
Other liabilities	7,037			5,712			5,234
Shareholders’ equity	66,465			64,312			55,103

Total liabilities and shareholders’ equity	$728,093			$621,914			$581,583

Net interest income and net interest margin (FTE)(5)		3.16%	$21,186		3.75%	$21,179		4.04%	$21,257

Net interest rate spread (FTE)(6)		2.63%			2.95%			3.36%

(1)	Average loans include non accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $5 thousand, $813 thousand, and $619 thousand for 2008, 2007, and 2006, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $672 thousand, $631 thousand, and $560 thousand for the years 2008, 2007, and 2006, respectively.
(3)	Other investments include federal funds sold and interest-bearing deposits with banks and other institutions.
(4)	For 2008, expense includes $ 350 thousand for interest on taxes.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets, net of the allowance for loan losses.
(6)	Net interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

	2008 Compared to 2007			2007 Compared to 2006
	Volume(1)	Rate(1)	Net	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$5,155	$(7,498)	$(2,343)	$1,741	$670	$2,411
Taxable securities	1,510	401	1,911	572	225	797
Nontaxable securities(2)	92	29	121	199	9	208
Other investments	62	(354)	(292)	23	29	52

Interest income	6,819	(7,422)	(603)	2,535	933	3,468

Interest-bearing deposits	2,626	(3,479)	(853)	1,190	2,569	3,759
Short-term borrowings	707	(1,118)	(411)	1,275	266	1,541
Long-term obligations	327	327	654	(877)	(877)	(1,754)

Interest expense	3,660	(4,270)	(610)	1,588	1,958	3,546

Net interest income	$3,159	$(3,152)	$(7)	$947	$(1,025)	$(78)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $672 thousand, $631 thousand, and $560 thousand for the years 2008, 2007, and 2006, respectively.

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2008 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2008, we had a negative one-year cumulative gap of 29.8%. We have interest-earning assets of $325.8 million maturing or repricing within one year and interest-bearing liabilities of $559.5 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2008, our savings and core time deposits of $314.8 million included savings, NOW and Money Market accounts of $115.9 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one-year period.

Rate Sensitivity Analysis as of December 31, 2008

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans—gross	$283,563	$35,155	$318,718	$220,118	$538,836
Investment securities	1,899	428	2,327	237,382	239,709
Interest bearing deposits	902	—	902	—	902
FHLB stock	3,859	—	3,859	—	3,859

Total earning assets	290,223	35,583	325,806	457,500	783,306

Percent of total earnings assets	37.1%	4.5%	41.6%	58.4%	100.0%
Cumulative percentage of total earning assets	37.1	41.6	41.6	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	115,893	—	115,893	—	115,893
Time deposits of $100,000 or more	80,043	129,485	209,528	14,657	224,185
Other time deposits	67,017	109,344	176,361	22,516	198,877
Short-term borrowings	57,716		57,716	—	57,716
Long-term obligations	—	—	—	26,000	26,000

Total interest-bearing liabilities	$320,669	$238,829	$559,498	$63,173	$622,671

Percent of total interest-bearing liabilities	51.5%	38.4%	89.9%	10.1%	100.0%
Cumulative percent of total interest-bearing liabilities	51.5	89.9	89.9	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	90.5%	14.9%	58.2%	724.2%	125.8%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	90.5%	58.2%	58.2%	125.8%
Interest sensitivity gap	$(30,446)	$(203,246)	$(233,692)	$394,327	$160,635
Cumulative interest sensitivity gap	(30,446)	(233,692)	(233,692)	160,635	160,635
As a percent of total earnings assets	(3.9)%	(29.8)%	(29.8)%	20.5%	20.5%

As of December 31, 2008, approximately 41.6% of our interest-earning assets could be repriced within one year and approximately 61.5% of interest-earning assets could be repriced within five years. Approximately 89.9% of interest-bearing liabilities could be repriced within one year and 100.0% could be repriced within five years.

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

Market Risk Analysis

	Principal Maturing in Years Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Loans, gross:
Fixed rate	$53,713	$39,172	$55,831	$41,815	$40,575	$42,726	$273,832	$272,979
Average rate (%)	6.90%	6.99%	6.58%	7.14%	6.64%	5.96%	6.70%
Variable rate	119,355	34,287	19,971	16,968	41,850	32,573	265,004	264,118
Average rate (%)	4.36	4.47	4.84	4.68	4.29	4.29	4.32

Investment securities:
Fixed rate	1,321	1,072	982	5,479	3,519	221,850	234,223	236,245
Average rate (%)	6.56	7.25	6.49	5.40	5.02	5.29	5.31
Variable rate	—	—	—	—	—	3,415	3,415	3,464
Average rate (%)	—	—	—	—	—	6.15	6.15

Interest-bearing deposits:
Variable rate	902	—	—	—	—	—	902	902
Average rate (%)	0.01	—	—	—	—	—	0.01

Liabilities:
Savings and interest-bearing checking:
Variable rate	115,893	—	—	—	—	—	115,893	115,893
Average rate (%)	0.76						0.76

Certificate of deposit:
Fixed rate	384,936	32,194	3,441	1,537	—	—	422,108	425,108
Average rate (%)	3.54	3.96	4.01	6.08	—	—	3.59
Variable rate	954	—	—	—	—	—	954	954
Average rate (%)	1.53						1.53

Short-term borrowings:
Fixed rate	34,000	—	—	—	—	—	34,000	34,000
Average rate (%)	2.75						2.75
Variable rate	23,716	—	—	—	—	—	23,716	23,716
Average rate (%)	1.64%						1.64

Long-term borrowings:
Fixed rate	26,000	—	—	—	—	—	26,000	26,254
Average rate (%)	3.10						3.10

Non-interest Income

Non-interest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of non-interest income for 2008, 2007 and 2006.

Non-interest Income

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Service charges on deposit accounts	$3,259	$3,028	$3,027
Other service charges and fees	1,367	1,508	1,364
Mortgage origination brokerage fees	1,035	1,091	1,013
Net gain (loss) on sale of securities	218	(161)	—
Income from investments in SBIC’s	134	72	375
Income from bank owned life insurance	316	289	305
Other operating income	239	359	99

Total non-interest income	$6,568	$6,186	$6,183

Non-interest income increased $382 thousand or 6.2% to $6.6 million compared to $6.2 million for the same period in 2007. The increase in non-interest income is primarily the result of an income distribution from Visa International’s initial public offering in the amount of $386 thousand. As a member bank of Visa, we received the proceeds for the redemption of approximately 9 thousand shares of class B common stock. The increase in non-interest income also included a net gain on sale of securities of $218 thousand in 2008 compared to a net loss of $161 thousand in 2007. 2007 non-interest income included nonrecurring income from the recapture of $240 thousand relating to the allowance for losses on unfunded loan commitments. Other service charges and fees decreased $141 thousand or 9.4% in 2008 compared to the prior year mainly due to decreased investment brokerage fees of $163 thousand. Service charges on deposit accounts were up by $231 thousand or 7.6% as we saw an increase in overdraft protection fees. Mortgage origination brokerage fees decreased $56 thousand or 5.1% over 2007. Other operating income decreased $120 thousand or 33.4% in 2008 compared to 2007 as we amortized a tax credit with Community Affordable Housing Equity Corporation of $291 thousand which was offset by the above mentioned Visa distribution in 2008.

Non-interest income was $6.2 million for both 2007 and 2006. During the first quarter of 2007, management reviewed its unfunded loan commitments and determined such reserves were no longer needed. Offsetting the aforementioned recapture of allowance for losses on unfunded loans of $240 thousand is a decrease in income distributions from investments in Small Business Investment Companies (SBIC’s). Income from SBIC’s decreased $303 thousand in 2007 compared to 2006. There was a net loss on the sale of securities of $161 thousand for 2007. Other service charges and fees increased $144 thousand or 10.6% compared to 2006 mainly due to increased merchant discount income of $63 thousand generated by our merchant services unit and increased investment brokerage fees of $49 thousand. Service charges on deposit accounts were relatively flat for 2007 compared to 2006 only increasing $1 thousand while mortgage origination brokerage fees increased $78 thousand or 7.7% over 2006.

Non-interest Expense

Non-interest expense increased $289 thousand or 1.4% to $20.6 million in 2008 compared to $20.3 million in 2007 and non-interest expense increased $1.8 million or 9.7% in 2007 compared to $18.5 million in 2006. The following table presents the components of non-interest expense for 2008, 2007 and 2006.

Non-interest Expense

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Salaries	$8,161	$8,431	$7,509
Retirement and other employee benefits	2,706	2,503	2,753
Occupancy	1,857	1,788	1,621
Equipment	1,638	1,885	1,727
Professional fees	717	673	356
Supplies	312	432	341
Telephone	679	563	506
Other outside services	482	445	353
Other	4,081	3,624	3,371

Total	$20,633	$20,344	$18,537

Expenses for salaries and benefits decreased 0.6% for the year ended December 31, 2008 and increased 6.5% and 10.6% for the years ended December 31, 2007 and 2006, respectively. Prior to FAS 91 loan origination cost, salary and benefits expense increased $589 thousand or 5.3% in 2008 compared to 2007. The increase in salary and benefit expenses is related to staff additions to accommodate our growth and additional branches. As of December 31, 2008, we had 229 employees and operated 24 full service banking offices, a loan production office and a mortgage loan origination office.

Salary expense decreased $270 thousand or 3.2% in 2008 compared to 2007. Prior to FAS 91 loan origination cost, salary expense increased $387 thousand or 4.4% as we opened one new branch in 2008 and had full years of expenses for three branches that opened mid year 2007. Employee benefits increased $203 thousand or 8.1% in 2008 over the prior year principally due to health insurance increases of $210 thousand and $68 thousand in expense related to split-dollar life insurance arrangements due to the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.

Occupancy expense increased $69 thousand or 3.9% in 2008 as we opened an additional branch in 2008. Also, branches opened in 2007 impacted expenses for a full year in 2008 compared to only a partial year in 2007.

Professional fees, which include audit, legal and consulting fees, increased $44 thousand or 6.5% to $717 thousand for 2008 compared to $673 thousand in 2007. The main reason for the increase was an increase in legal fees of $138 thousand during 2008 compared to 2007 primarily the result of increased general corporate reporting and disclosure matters. The increase was offset by a reduction in consulting fees as our human resource department incurred fees of $76 thousand in 2007 that did not recur in 2008. Audit fees increased approximately $12 thousand in 2008 compared to 2007 mainly the result of fees associated with an IRS audit.

Supplies expense decreased $120 thousand in 2008 compared to same period of 2007 primarily the result of outsourcing our item processing in 2007 which required us to purchase various new forms and documents.

Other operating expenses increased $457 thousand or 12.6% for 2008 compared to 2007. The primary reason for this increase was the result of FDIC deposit insurance expense increased $322 thousand as the FDIC began assessing deposit insurance fees again in 2007 but allowed eligible institutions to use a one time credit towards the assessment. The one time credit covered a large portion of our FDIC expense in 2007. Outsourcing of our item processing function in 2007 resulted in an increase of $61 thousand as we incurred expenses for the entire year in 2008. There was also a loss on sale of other real estate owned of $63 thousand in 2008.

Salary expense increased $922 thousand or 12.3% in 2007 compared to 2006 as we opened three new branches and a loan production office. Employee benefits decreased $250 thousand or 9.1% in 2007 over the prior year principally due to a decrease of $459 thousand of incentive pay. Incentive pay declined in 2007 because certain goals set by the board under the Company’s incentive plan were not met. The decrease was partially offset by increases in FICA tax of $78 thousand and increase in employee related insurance of $153 thousand.

Occupancy expense increased $167 thousand or 10.3% in 2007 compared to 2006. The addition of the three new branches and loan production office was the primary reason for the increase.

Professional fees, which include audit, legal and consulting fees, increased $317 thousand or 89.0% to $673 thousand in 2007 relative to the same period in 2006. Loan related consulting fees increased by $143 thousand in 2007 while our Human Resources department incurred $76 thousand in consultant fees. Audit and accounting fees increased $77 thousand in 2007 over 2006, a portion of which was attributed to Sarbanes-Oxley Section 404 compliance as we became an accelerated filer in 2007. Legal fees increased $55 thousand during 2007 compared to 2006 mainly due to increased general corporate reporting and disclosure matters.

Other operating expenses increased $345 thousand or 9.3% for 2007 compared to 2006. Item processing fees paid in 2007 to our third party vendor increased by $171 thousand over 2006 as we switched our entire item processing to an outside vendor. In 2007 we recorded an other-than-temporary impairment charge of $90 thousand against our original equity position of $300 thousand in a company formed to provide trust services for community banks. In addition to the aforementioned items, we experienced increases in other outside service of $93 thousand, increased corporate franchise taxes of $39 thousand and increased recruiting expense of $45 thousand. These increases over 2006 were partially offset by decreases in courier related expense of $56 thousand as a result of outsourcing our item processing, decreased automated teller machine expense of $42 thousand and a decrease of $31 thousand of credit card scorecard expense (redemption of reward points on credit cards that were sold in the fourth quarter of 2005).

Income Taxes

For the year-ended December 31, 2008, we recorded income tax expense of $580 thousand, compared to $1.7 million and $2.4 million for the year-ended December 31, 2007 and 2006, respectively. Our effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 14.5%, 25.8% and 30.2%, respectively.

Our effective tax rate for 2008 was lower due to the recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset and a higher ratio of tax-exempt to taxable income compared to 2007 and 2006. The valuation allowance for deferred tax assets was $105 thousand for December 31, 2008, $335 thousand for December 31, 2007 and $499 for December 31, 2006. The valuation allowance was for certain capital losses related to perpetual preferred stock issued by FNMA and FHLMC. These losses are capital in character and we may not have current capital gain capacity to offset these losses. The effective tax rate in 2008, 2007 and 2006 also differs from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio. For more information see disclosure on income taxes in note 6.

Financial Condition at December 31, 2008, 2007 and 2006

Our total assets were $841.9 million at December 31, 2008, $643.9 million at December 31, 2007 and $624.1 million at December 31, 2006. Asset growth during 2008 was funded primarily by an increase in time deposits of $114.1 million and an increase in borrowings of $40.5 million. For the years ended December 31, 2008 and 2007, we grew our loans $84.6 million and $36.3 million, respectively, due to favorable loan demand in our market areas and our addition of new branches during 2007 and 2008. For the years ended December 31, 2008 and 2007, we grew our deposits $102.8 million and $14.1 million, respectively, mainly through wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets.

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the relative composition of our balance sheets at December 31, 2008, 2007 and 2006.

Distribution of Assets and Liabilities

	December 31,
	2008		2007		2006
	(Dollars in thousands)
Assets:
Loan, gross	$538,836	64.0%	$454,198	70.5%	$417,943	67.0%
Investment securities	239,709	28.4	125,888	19.6	125,860	20.2
Interest-bearing deposits	902	0.1	925	0.1	891	0.1
FHLB stock	3,859	0.5	2,382	0.4	1,229	0.2
Federal funds sold	—	0.0	4,775	0.7	23,575	3.8

Total earning assets	783,306	93.0	588,168	91.3	569,498	91.3
Allowance for loan losses	(5,931)	(0.7)	(4,083)	(0.6)	(4,725)	(0.8)
Non-interest-bearing deposits and cash	15,897	1.9	16,303	2.5	15,591	2.5
Bank premises and equipment, net	25,737	3.1	24,450	3.8	23,042	3.7
Other assets	22,842	2.7	19,051	3.0	20,664	3.3

Total assets	$841,851	100.0%	$643,889	100.0%	$624,070	100.0%

Liabilities and Shareholders’ Equity:
Demand deposits	$90,197	10.7%	$95,596	14.9%	$96,890	15.5%
Savings, NOW and Money Market deposits	115,893	13.8	121,839	18.9	114,378	18.3
Time deposits of $100,000 or more	224,185	26.6	162,276	25.2	156,265	25.0
Other time deposits	198,877	23.6	146,650	22.8	144,716	23.2

Total deposits	629,152	74.7	526,361	81.8	512,249	82.0
Short-term borrowings	57,716	6.8	43,174	6.7	31,105	5.0
Long-term obligations	26,000	3.1	—	0.0	10,310	1.7
Accrued interest and other liabilities	61,040	7.3	7,513	1.1	7,613	1.2

Total liabilities	773,908	91.9	577,048	89.6	561,277	89.9
Shareholders’ equity	67,943	8.1	66,841	10.4	62,793	10.1

Total liabilities and share-holders’ equity	$841,851	100.0%	$643,889	100.0%	$624,070	100.0%

Loans

As of December 31, 2008, total loans increased to $538.8 million, up 18.6% from total loans of $454.2 million at December 31, 2007. Loan growth for 2008 was strong partially the result of growth in the three new branches opened in 2007 and a new branch opened in 2008. Construction and land development loans increased from $104.3 million in 2007 to $132.5 million in 2008. The growth in construction and development loans was a function of that growth coupled with several larger construction/permanent loans which funded out in 2008. Commercial and residential real estate loans increased from $234.8 million in 2007 to $299.0 million in 2008. The growth in residential and commercial real estate loans was due to the growth in branches and a focus on growth by the bank in owner-occupied small business lending during the year.

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

At December 31, 2008, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 80.1% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $100.0 million or 23.2% of our real estate loans at December 31, 2008. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2008, our ten largest loans accounted for approximately 7.69% of our loans outstanding. As of December 31, 2008, we had outstanding loan commitments of approximately $90.7 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Real estate—construction and land development	$132,525	$104,339	$116,279	$91,334	$59,484
Real estate—commercial, residential and other(1)	298,959	234,812	211,440	198,931	180,815
Installment loans	5,115	5,808	6,109	8,518	9,996
Credit cards and overdraft plans(2)	2,214	2,002	2,167	2,630	4,989
Commercial and all other loans	100,023	107,237	81,948	85,373	74,246

Total	$538,836	$454,198	$417,943	$386,786	$329,530

(1)	The majority of the commercial real estate is owner-occupied and operated.
(2)	The Bank sold its credit card portfolio consisting of $2.7 million in outstanding balances in 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of our loans as of December 31, 2008. A significant majority of our loans maturing after one year reprice at two and three year intervals. In addition, approximately 49.2% of our loan portfolio is comprised of variable rate loans.

Loan Maturities at December 31, 2008

	1 year or less	Due after 1 year through 5 years		Due after 5 years		Total
		Floating	Fixed	Floating	Fixed
	(Dollars in thousands)
Real estate—construction and land development	$66,420	$29,369	$35,971	$419	$346	$132,525
Real estate—commercial, residential and other	49,337	74,622	121,995	27,468	25,537	298,959
Installment loans	1,204	99	3,446	—	366	5,115
Overdraft protection plans	922	351	193	17	731	2,214
Commercial and all other loans	55,186	13,166	19,593	137	11,941	100,023

Total	$173,069	$117,607	$181,198	$28,041	$38,921	$538,836

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

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of year—gross	$538,836	$454,198	$417,943	$386,786	$329,530

Average loans outstanding—gross	$504,426	$431,579	$409,565	$355,755	$312,082

Allowance for loan losses at beginning of year	$4,083	$4,725	$4,650	$4,300	$3,550

Loan charged off:
Real estate	381	433	—	12	6
Installment loans	64	43	68	45	103
Credit cards and related plans	—	—	—	31	38
Commercial and all other loans	253	161	59	218	34

Total charge-offs	698	637	127	306	181

Recoveries of loans previously charged off:
Real estate	1	—	7	—	—
Installment loans	4	18	16	16	50
Credit cards and related plans	9	—	3	18	15
Commercial and all other loans	82	76	65	1	62

Total recoveries	96	94	91	35	127

Net charge-offs	602	543	36	271	54
Provision for loan losses	2,450	(99)	351	757	804
Adjustment for loans sold (1)	—	—	—	(136)	—
Adjustment for unfunded loans (2)	—	—	(240)	—	—

Allowance for loan losses at end of year	$5,931	$4,083	$4,725	$4,650	$4,300

Ratios:
Net charge-offs during year to average loans outstanding	0.12%	0.13%	0.01%	0.08%	0.02%
Allowance for loan losses to loans at year end (3)	1.10	0.90	1.13	1.20	1.30
Allowance for loan losses to nonperforming loans	59	877	2,568	7,154	4,175

(1)	During 2005 the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million. Prior to the sale, the Bank had reserved 5% of the outstanding balances in the allowance for loan losses. The allowance was reduced by $136 thousand when the credit card portfolio was sold.
(2)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.
(3)	As a result of the Interagency Policy Statement of the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it uses to estimate the allowance for loan losses during the second quarter of 2007.

At December 31, 2008, our allowance for loan losses as a percentage of loans was 1.10%, up from 0.90% at December 31, 2007. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of period to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs of $602 thousand in 2008 increased $59 thousand from 2007 and $566 thousand when compared to 2006. Net charge-offs from real estate secured loans were $380 thousand, $433 thousand and $(7) thousand for 2008, 2007 and 2006, respectively. Asset quality remains a top priority and our loan portfolio continues to be in excellent shape. For the year, net loan charge-offs were 0.12% of average loans and nonperforming loans represent only 1.85% of total loans at December 31, 2008. We believe these loan portfolio quality statistics will keep us above our peer averages.

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses and percent of our total loans represented by the loans in each loan category for each of the years presented. The reserves allocated to loan categories other than real estate declined as of December 31, 2008 compared to December 31, 2007 due to declining historical losses in those categories.

Allocation of the Allowance for Loan Losses

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate	$4,762	80.1%	$2,642	74.7%	$3,630	78.4%	$3,292	75.0%	$2,734	72.9%
Installment loans	25	0.9	73	1.3	233	1.5	122	2.2	134	3.0
Credit cards and related plans	16	0.4	38	0.4	8	0.5	21	0.7	165	1.5
Commercial and all other loans	507	18.6	773	23.6	817	19.6	1,073	22.1	1,196	22.6

Total allocated	5,310	100.0%	3,526	100.0%	4,688	100.0%	4,508	100.0%	4,229	100.0%
Unallocated	621		557		37		142		71

Total	$5,931		$4,083		$4,725		$4,650		$4,300

Nonperforming Assets and Past Due Loans

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans	$9,957	$393	$130	$—	$66
Loans past due 90 days or more days still accruing	—	—	—	—	—
Restructured loans	24	73	54	65	37
Other real estate owned & repossessions	3,724	66	240	—	35

Total	$13,705	$532	$424	$65	$138

A loan is placed on non-accrual status when, in our judgment, the collection of interest income appears doubtful or the loan is past due 90 days or more. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to the appropriate interest income account. Interest on loans that are classified as non-accrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms.

At December 31, 2008 and 2007, nonperforming assets were approximately 2.54% and 0.12%, respectively, of the loans outstanding at such dates. In the third quarter of 2008, the Bank had three large relationships totaling in excess of $10 million that experienced significant problems and moved into foreclosure status. These three loans constitute the vast majority of the non-performing assets at year end. These credits are all secured and losses are not anticipated to be significant in any of these credits. The general downturn in the overall economy has also contributed to the overall increase in nonperforming assets reflected at year end. The impact of our impaired loans at December 31, 2008, on our interest income was approximately $411 thousand as we would have accrued $911 thousand in interest income versus the $500 thousand recognized.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We also have contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments. The following tables set forth our commercial commitments and contractual payment obligations as of December 31, 2008.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$89,531	$43,568	$18,417	$5,254	$22,292
Standby letters of credit	1,130	1,130	—	—	—

Total commercial commitments	$90,661	$44,698	$18,417	$5,254	$22,292

	Amount of Payments Due per Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Short-term borrowings	57,716	57,716	—	—	—
Long-term borrowings	26,000	—	11,500	14,500	—
Operating leases	2,121	264	393	356	1,108
Deposits	629,152	591,980	35,635	1,537	—

Total contractual obligations	$714,989	$649,960	$47,528	$16,393	$1,108

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

Our investment securities totaled $239.7 million at December 31, 2008, $125.9 million at December 31, 2007 and $125.9 million at December 31, 2006. The increase in investment securities of $113.8 million or 90.4% when compared to December 31, 2007 is principally due to leverage strategies implemented to take advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. From 2006 to 2007 the investment portfolio remained flat. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2008	Percentage	2007	Percentage	2006	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$29,524	12.3%	$33,022	26.2%	$36,760	29.2%
Collaterized mortgage obligations	20,759	8.7	21,687	17.2	21,221	16.9
Corporate notes	6,888	2.9	2,958	2.3	3,046	2.4
Mortgage-backed securities	148,649	62.0	31,453	25.0	32,223	25.6
Tax-exempt municipal securities	33,209	13.8	35,941	28.6	32,610	25.9
Equity securities	680	0.3	827	0.7	—	—

Total investments	$239,709	100.0%	$125,888	100.0%	$125,860	100.0%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2008.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years	Total/ Yield
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$—	$—	$5,149	$9,614	$14,761	$29,524
	—%	—%	5.05%	4.84%	5.41%	5.16%
Collaterized mortgage obligations(1)	2,522	—	11,614	6,623	—	20,759
	6.00	—	4.76	4.88	—	4.95
Corporate notes	—	—	—	6,888	—	6,888
	—	—	—	6.27	—	6.27
Mortgage-backed securities(1)	4,694	—	24,315	73,016	46,624	148,649
	5.79	—	4.57	5.05	5.78	5.23
Tax-exempt municipal securities(2)	898	428	6,147	16,936	8,800	33,209
	6.45	6.80	5.97	5.65	5.84	5.80
Equity securities(3)	—	—	—	—	680	680
	—	—	—	—	9.60	14.1

Total investments	$8,114	$428	$47,225	$113,077	$70,865	$239,709

	5.93%	6.80%	4.85%	5.19%	5.77%	5.32%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions. All other bond maturities are based on maturity date.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.
(3)	Equity securities yield is based on dividends paid in 2008.

The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2008, the market value of the investment portfolio was approximately $2.1 million above its book value, which is primarily the result of lower market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of December 31, 2008, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of December 31, 2008 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$79,884	$81,182
Federal Home Loan Mortgage Corporation	53,436	54,079
Federal Home Loan Banks	7,497	7,728
Government National Mortgage Association	52,119	52,650

At December 31, 2008, we held $8.3 million in bank owned life insurance, compared to $8.0 million at December 31, 2007.

Deposits

Deposits increased to $629.2 million, up 19.5% as of December 31, 2008 compared to deposits of $526.4 million at December 31, 2007. Non-interest-bearing deposits decreased $5.4 million from year-end 2007 to year-end 2008, while total interest-bearing deposits increased $108.2 million over the same period. The most significant increases in deposits are attributed to time deposits, including wholesale time deposits, with a $61.9 million increase in time deposits of $100,000 or more and a $52.2 million increase in other time deposits. We believe that we can improve our core deposit funding by improving our branch network and providing more convenient opportunities for customers to bank with us. For this reason, we added two additional branches in the Greenville, NC area and converted an existing loan production office in Ocean Isle Beach, NC to a full-service branch in 2007 and added an addition branch in Leland, NC in 2008. We anticipate that our deposits will continue to increase throughout 2009.

Total deposits at December 31, 2007 increased $14.2 million or 2.8% compared to total deposits of $512.2 million at December 31, 2006. Non-interest-bearing deposits decreased $1.3 million from year-end 2006 to year-end 2007, while total interest-bearing deposits increased $15.4 million over the same period. Time deposits increased $7.9 million during 2007 of which $6.0 million was attributable to increases in time deposits of $100,000 or more.

The average balance of deposits and interest rates thereon for the years ended December 31, 2008, 2007, and 2006 are summarized below.

Average Deposits

	Year ended December 31,
	2008		2007		2006
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$96,032	0.93%	$95,008	1.87%	$92,830	1.35%
Savings deposits	17,870	0.49	18,740	0.50	21,708	0.50
Time deposits	374,407	4.09	303,927	5.02	271,671	4.42

Total interest-bearing deposits	488,309	3.33	417,675	4.10	386,209	3.46
Non-interest-bearing deposits	90,031		94,397		92,988

Total deposits	$578,340	2.81%	$512,072	3.33%	$479,197	2.79%

For the years ended December 31, 2008, 2007 and 2006, our average non-interest-bearing deposits have been approximately 15.6%, 18.4% and 19.4%, respectively of our average total deposits. Owing to our loan growth, during 2008 we continued to look to the wholesale funds market to augment our core funding. We subscribe to an Internet bulletin board service to advertise our deposit rates. At year-end 2008 and 2007, we had approximately $134.5 million and $42.6 million, respectively, in these types of deposits, most of which have a maturity of two years or less.

As of December 31, 2008, we held approximately $137.9 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $86.3 million of wholesale deposits of $100,000 or more. Non-brokered time deposits less than $100,000 were approximately $150.6 million at December 31, 2008. The following table is a maturity schedule of our time deposits as of December 31, 2008.

Time Deposit Maturity Schedule

	3 months or less	4-6 months	7-12 months	Over 12 months	Total
	(Dollars in thousands)
Non-wholesale time certificates of deposit of less than $100,000	$47,410	$28,234	$54,417	$20,593	$150,654
Non-wholesale time certificates of deposit of $100,000 or more	47,314	26,374	52,167	12,063	137,918
Wholesale time certificates of deposit of less than $100,000	19,607	19,155	7,539	1,922	48,223
Wholesale time certificates of deposit of $100,000 or more	32,729	29,323	21,621	2,594	86,267

Total time deposits	$147,060	$103,086	$135,744	$37,172	$423,062

Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $57.7 million on December 31, 2008, compared to $43.2 million on December 31, 2007, an increase of $14.5 million. Our short-term advances from FHLB increased $6.0 million while repurchase agreements decreased $2.1 million and sweep accounts decreased $2.4 million from December 31, 2007 to December 31, 2008. Federal funds purchased increased $13.0 million from December 31, 2007 to December 31, 2008.

The following table details the maturities and rates of our borrowings from the FHLB, as of December 31, 2008.

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

Total Borrowings: $ 60,000            Composite rate: 2.90%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $26.0 million on December 31, 2008, compared to no long-term FHLB advances on December 31, 2007. The increase of long-term FHLB advances is associated with the leverage transaction executed during the first quarter of 2008.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2008 the Bank relied more heavily on wholesale time deposits to meet our liquidity needs. Wholesale deposits increased $91.9 million from December 31, 2007 to December 31, 2008 primarily because of increased use of internet deposits. The Bank intends to focus on increasing core deposits in order to limit the increase in wholesale deposits.

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $168.6 million, $128.8 million and $124.8 million of advances from the FHLB at December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, we had outstanding FHLB advances totaling $60.0 million compared to $28.0 million and $3.0 million at December 31, 2007 and 2006, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2008, we owned 38,591 shares of the FHLB’s $100 par value capital stock, compared to 23,822 and 12,293 shares at December 31, 2007 and 2006, respectively. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $31.0 million available to us at December 31, 2008 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2008, we had $13.0 million outstanding under these federal funds lines. We also have the ability to borrow from the Federal Reserve Discount Window by pledging certain types of collateral. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2008, we did not have any loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

Shareholders’ equity increased by approximately $1.1 million to $67.9 million at December 31, 2008 from $66.8 million at December 31, 2007. We experienced net income in 2008 of $3.4 million and recognized stock compensation of $212 thousand on restricted stock awards and stock options. We had a change from a net unrealized loss to an unrealized gain on available-for-sale securities of $1.7 million and we declared cash dividends of $2.1 million or $0.73 per share during 2008. During the year we repurchased 78,780 shares of our outstanding common stock at a cost of $1.8 million. We also recorded a liability of $387 thousand to record the postretirement benefit related to split-dollar life insurance arrangements due to adoption of EITF 06-4 on January 1, 2008, which was reflected as a cumulative effect adjustment to retained earnings.

Shareholders’ equity increased by approximately $4.0 million to $66.8 million at December 31, 2007 from $62.8 million at December 31, 2006. We experienced net income in 2007 of $4.8 million, $237 thousand from the exercise of stock options and recognized stock compensation of $205 thousand on restricted stock awards and stock options. We had a decrease in net unrealized losses on available-for-sale securities of $871 thousand and we declared cash dividends of $2.0 million or $0.70 per share during 2007. During 2007 we repurchased 1,223 shares of our outstanding common stock at a cost of $31 thousand.

The following table presents information concerning capital required of us and our actual capital ratios.

	To be well capitalized under prompt corrective action provisions	Minimum required for capital adequacy purposes	Our Ratio	Bank’s Ratio
	Ratio	Ratio
As of December 31, 2008:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥3.00%	8.65%	8.65%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00	≥4.00	10.83	10.83
Total Capital (to Risk Weighted Assets)	≥10.00	≥8.00	11.80	11.80
As of December 31, 2007:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥3.00%	10.66%	8.98%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00	≥4.00	12.94	10.90
Total Capital (to Risk Weighted Assets)	≥10.00	≥8.00	13.72	11.69

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

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Summary of Operations

Income Statement Data:
Interest income	$9,793	$9,964	$9,848	$9,734	$10,086	$10,210	$9,871	$9,816
Interest expense(1)	5,056	4,574	4,481	4,714	4,777	4,890	4,905	4,863
Net interest income	4,737	5,390	5,367	5,020	5,309	5,320	4,966	4,953
Provision for loan losses	1,110	440	570	330	—	—	(489)	390
Net interest income after provision	3,627	4,950	4,797	4,690	5,309	5,320	5,455	4,563
Non-interest income(2)	1,138	1,775	1,707	1,948	1,338	1,582	1,585	1,681
Non-interest expense(3)	4,792	5,476	5,108	5,257	4,857	5,285	5,241	4,961
Income (loss) before income taxes	(27)	1,249	1,396	1,381	1,790	1,617	1,799	1,283
Income taxes	(289)	240	294	335	522	282	542	331
Net income	262	1,009	1,102	$1,046	1,268	1,335	1,257	952

Per Share Data and Shares Outstanding:
Net income—basic	$0.09	$0.35	$0.38	$0.36	$0.44	$0.46	$0.43	$0.33
Net income—diluted	0.09	0.35	0.38	0.36	0.43	0.46	0.43	0.33
Cash dividends	0.1825	0.1825	0.1825	0.1825	0.175	0.175	0.175	0.175
Book value at period end	23.89	22.88	22.43	23.30	22.88	22.36	21.71	21.84
Shares outstanding at period end	2,844,489	2,887,996	2,888,896	2,909,699	2,920,769	2,921,992	2,921,992	2,921,992

Balance Sheet Data:
Total assets	$841,851	$767,768	$738,040	$714,562	$643,889	$629,679	$629,573	$616,042
Investments	239,709	154,077	157,589	160,874	125,888	124,581	125,413	129,424
Loans	538,836	524,337	516,492	485,774	454,198	440,340	436,610	418,308
Interest-earning assets	783,306	704,524	679,708	661,182	588,168	568,097	570,164	559,697
Deposits	629,152	619,019	578,273	555,591	526,361	527,368	518,285	502,980
Long-term obligations	26,000	26,000	26,000	26,000	—	—	—	—
Shareholders’ equity	67,943	66,086	64,806	67,798	66,841	65,339	63,436	63,821

Selected Performance Ratios:
Rate of return (annualized) on:
Total assets	0.14%	0.54%	0.61%	0.62%	0.80%	0.85%	0.82%	0.62%
Shareholders’ equity	1.59	6.23	6.52	6.52	7.67	8.30	7.89	6.00
Dividend payout ratio	202.78	52.14	48.03	50.69	39.77	38.04	40.70	53.03

1.	Fourth quarter 2008 includes expense of $350 thousand for interest on taxes.
2.	Fourth quarter 2008 includes amortization of a tax credit with Community Affordable Housing Equity Corporation of $291 thousand.
3.	Fourth quarter 2008 and 2007 declined from prior quarters due to the reversal of previously accrued incentive pay because certain goals set by the board under the Company’s incentive plan were not met.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in Item 1A under the heading “Rick Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to: (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general, (b) the financial success or changing strategies of the Company’s customers, (c) actions of government regulators, (d) the level of market interest rates, (e) weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, (f) changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend, to update these forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 under the caption “Market Risk.”

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

ECB Bancorp, Inc.

Engelhard, North Carolina

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECB Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion.

Greenville, North Carolina

March 11, 2009

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in thousands, except per share data)

	2008	2007
ASSETS
Non-interest bearing deposits and cash	$15,897	$16,303
Interest-bearing deposits	902	925
Overnight investments	—	4,775

Total cash and cash equivalents	16,799	22,003

Investment securities available-for-sale, at fair value (cost of $237,638 and $126,616 at December 31, 2008 and 2007, respectively)	239,709	125,888
Loans	538,836	454,198
Allowance for loan losses	(5,931)	(4,083)

Loans, net	532,905	450,115

Real estate and repossessions acquired in settlement of loans, net	3,724	66
Federal Home Loan Bank common stock, at cost	3,859	2,382
Bank premises and equipment, net	25,737	24,450
Accrued interest receivable	4,663	4,456
Bank owned life insurance	8,347	8,030
Other assets	6,108	6,499

Total	$841,851	$643,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, non-interest-bearing	$90,197	$95,596
Demand, interest-bearing	99,011	103,347
Savings	16,882	18,492
Time	423,062	308,926

Total deposits	629,152	526,361

Payable, settlement for securities purchased	53,426	—

Accrued interest payable	2,889	2,525
Short-term borrowings	57,716	43,174
Long-term obligations	26,000	—
Other liabilities	4,725	4,988

Total liabilities	773,908	577,048

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock, Series A	—	—
Common stock, par value $3.50 per share; authorized 10,000,000 shares; issued and outstanding 2,844,489 and 2,920,769 in 2008 and 2007, respectively	9,956	10,184
Capital surplus	25,707	27,026
Retained earnings	31,026	30,099
Accumulated other comprehensive (loss) income	1,254	(468)

Total shareholders’ equity	67,943	66,841

Total	$841,851	$643,889

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share data)

	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$31,345	$33,688	$31,277
Interest on investment securities:
Interest exempt from federal income taxes	1,305	1,225	1,088
Taxable interest income	6,215	4,384	3,598
Dividend income	217	137	126
Other interest	257	549	497

Total interest income	39,339	39,983	36,586

INTEREST EXPENSE
Deposits
Demand accounts	894	1,779	1,254
Savings	87	94	109
Time	15,295	15,256	12,007
Short-term borrowings	1,545	2,306	765
Long-term obligations	654	—	1,754
Other interest expense	350	—	—

Total interest expense	18,825	19,435	15,889

Net interest income	20,514	20,548	20,697
Provision for loan losses	2,450	(99)	351

Net interest income after provision for loan losses	18,064	20,647	20,346

NON-INTEREST INCOME
Service charges on deposit accounts	3,259	3,028	3,027
Other service charges and fees	1,367	1,508	1,364
Mortgage origination brokerage fees	1,035	1,091	1,013
Net gain (loss) on sale of securities	218	(161)	—
Income from investments in SBIC’s	134	72	375
Income from bank owned life insurance	316	289	305
Other operating income	239	359	99

Total non-interest income	6,568	6,186	6,183

NON-INTEREST EXPENSE
Salaries	8,161	8,431	7,509
Retirement and other employee benefits	2,706	2,503	2,753
Occupancy	1,857	1,788	1,621
Equipment	1,638	1,885	1,727
Professional fees	717	673	356
Supplies	312	432	341
Telephone	679	563	506
Other outside services	482	445	353
Other operating expenses	4,081	3,624	3,371

Total non-interest expense	20,633	20,344	18,537

Income before income taxes	3,999	6,489	7,992
Income taxes	580	1,677	2,410

Net income	$3,419	$4,812	$5,582

Net income per share—basic	$1.19	$1.65	$2.07

Net income per share—diluted	$1.18	$1.65	$2.05

Weighted average shares outstanding—basic	2,884,396	2,908,371	2,700,663

Weighted average shares outstanding—diluted	2,889,016	2,914,352	2,724,717

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share data)

	Common stock		Capital surplus	Retained earnings	Deferred compensation —restricted stock	Accumulated other comprehensive income (loss)	Comprehensive income	Total
	Number	Amount
BALANCE—December 31, 2005	2,040,042	$7,140	$5,408	$23,724	$(255)	$(1,452)		$34,565
Unrealized gains, net of income tax expense of $ 83	—	—	—	—	—	133	$133	133
Net income	—	—	—	5,582	—	—	5,582	5,582

Total comprehensive income							$5,715

Issuance of common stock	862,500	3,019	23,503	—	—	—		26,522
Expenses related to issuance of common stock	—	—	(2,258)	—	—	—		(2,258)
Stock based compensation	(300)	18	224	—	—	—		242
Reclass of deferred restricted stock compensation due to adoption of SFAS No. 123R	—	(58)	(197)	—	255	—		—
Cash dividends ($ .68 per share)	—	—	—	(1,973)	—	—		(1,973)
Adjustment to initially apply
SFAS No. 158, net of income tax benefit of $ 13	—	—	—	—	—	(20)		(20)

BALANCE—December 31, 2006	2,902,242	10,119	26,680	27,333	—	(1,339)		62,793
Unrealized gains, net of income tax expense of $ 546	—	—	—	—	—	871	$871	871
Net income	—	—	—	4,812	—	—	4,812	4,812

Total comprehensive income							$5,683

Stock options exercised	19,750	69	168	—	—	—		237
Stock based compensation	—	—	205	—	—	—		205
Repurchase of common stock	(1,223)	(4)	(27)	—	—	—		(31)
Cash dividends ($ .70 per share)	—	—	—	(2,046)	—	—		(2,046)

BALANCE—December 31, 2007	2,920,769	10,184	27,026	30,099	—	(468)		66,841
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	—	—	—	(387)	—	—		(387)
Unrealized gains, net of income tax expense of $1,078	—	—	—	—	—	1,722	$1,722	1,722
Net income	—	—	—	3,419	—	—	3,419	3,419

Total comprehensive income							$5,141

Stock based compensation	—	39	173	—	—	—		212
Repurchase of common stock	(78,780)	(276)	(1,483)	—	—	—		(1,759)
Issuance of restricted stock	2,500	9	(9)	—	—	—		—
Cash dividends ($ .73 per share)	—	—	—	(2,105)	—	—		(2,105)

BALANCE—December 31, 2008	2,844,489	$9,956	$25,707	$31,026	$—	$1,254		$67,943

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,419	$4,812	$5,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,342	1,470	1,212
Amortization of premium on investment securities, net	110	43	105
Provision for loan losses	2,450	(99)	351
Deferred income taxes	(746)	(1)	(136)
(Gain) loss on sale of securities	(218)	161	—
Impairment charge on community bank trust services investment	100	90	—
Stock based compensation	212	205	242
Loss on sale of real estate and repossessions acquired in settlement of loans	93	20	—
Write-down on repossessed loan collateral	—	—	75
Loss on disposal of premises and equipment	23	11	—
(Increase) decrease in accrued interest receivable	(207)	163	(1,057)
Income from bank owned life insurance	(316)	(289)	(305)
(Increase) decrease in other assets	1,037	(380)	2,183
Increase in accrued interest payable	364	162	839
Increase (decrease) in other liabilities	(1,737)	(280)	331

Net cash provided by operating activities	5,926	6,088	9,422

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities classified as available-for-sale	34,839	12,143	—
Proceeds from maturities of investment securities classified as available-for-sale	28,580	10,418	11,514
Purchases of investment securities classified as available-for-sale	(120,907)	(20,376)	(32,540)
Redemption (purchase) of Federal Home Loan Bank common stock	(1,477)	(1,153)	719
Purchases of premises and equipment	(2,652)	(2,889)	(5,395)
Purchase of real estate in settlement of foreclosed property	(145)	—	—
Proceeds from disposal of real estate and repossessions acquired in settlement of loans	223	187	—
Net loan originations	(89,069)	(36,831)	(31,508)

Net cash used in investing activities	(150,608)	(38,501)	(57,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	102,791	14,112	47,041
Net increase (decrease) in borrowings	40,542	2,069	(493)
Dividends paid	(2,096)	(2,028)	(1,806)
Repurchase of common stock	(1,759)	(31)	—
Net proceeds from issuance of common stock	—	237	24,264

Net cash provided by financing activities	139,478	14,359	69,006

Increase (decrease) in cash and cash equivalents	(5,204)	(18,054)	21,218
Cash and cash equivalents at beginning of year	22,003	40,057	18,839

Cash and cash equivalents at end of year	$16,799	$22,003	$40,057

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Unrealized gains on available-for-sale securities, net of deferred taxes	$1,722	$871	$133

Unfunded portion of postretirement plan, net of deferred taxes	$—	$—	$(20)

Cash dividends declared but not paid	$519	$511	$493

Reserve transferred from allowance for loan losses to other liabilities	$—	$—	$240

Investment in SBIC transferred from other assets to available-for-sale securities	$—	$1,000	$—

Redemption of trust preferred common stock	$—	$310	$—

Transfer from loans to real estate and repossessions acquired in settlement of loans	$3,829	$33	$315

Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	$387	$—	$—

Payable, settlement for securities purchased	$53,426	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$18,461	$19,273	$15,050

Taxes paid	$1,905	$1,570	$1,426

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

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

DECEMBER 31, 2008 and 2007

(F)    Loans

Loans are generally stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Interest on loans is recorded based on the principal amount outstanding. The Company ceases accruing interest on loans (including impaired loans) when, in management’s judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw $168.4 million and $128.8 million of advances from the FHLB at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Company had outstanding advances totaling $60.0 million and $28.0 million, respectively, from the FHLB.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2008 and 2007, the Company owned 38,591 and 23,822 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

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

(L)    Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $26.0 million on December 31, 2008, compared to no long-term FHLB advances on December 31, 2007.

(M)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and gives current recognition to changes in tax rates and laws.

Tax positions are analyzed in accordance with Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” and discussed in Note 6. Interest recognized in accordance with FIN 48 would be classified as interest expense. Penalties would be classified as noninterest expense.

(N)    Advertising Costs

Advertising costs are expensed as incurred.

(O)    Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (SFAS No. 123R) using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

share awards. It is the Company’s policy to issue new shares to satisfy option exercises. Stock options generally vest one-third each year beginning three years after the grant date and expire after 10 years. However, certain grants vest one-third each year, beginning one year after the grant date. Restricted stock generally vests one-third each year beginning three years after the grant date.

(P)    Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of basic net income per share, unvested restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Diluted weighted-average shares outstanding increased by 2 thousand, 6 thousand and 16 thousand shares for 2008, 2007 and 2006, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted-average shares outstanding increased by 3 thousand shares during 2008 due to the dilutive impact of options. In 2007 diluted weighted-average shares did not increase and in 2006 diluted weighted-average shares outstanding increased 8 thousand shares due to the dilutive impact of options.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (amounts in thousands, except per share data).

	Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$3,419	2,884	$1.19

Effect of dilutive securities	—	5

Diluted net income per share	$3,419	2,889	$1.18

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

At December 31, 2008, there were 54 thousand options outstanding with an exercise price above the average market value of the Company’s stock for the period.

	Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$4,812	2,908	$1.65

Effect of dilutive securities	—	6

Diluted net income per share	$4,812	2,914	$1.65

At December 31, 2007, there were 17 thousand options outstanding with an exercise price above the average market value of the Company’s stock for the period.

	Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$5,582	2,701	$2.07

Effect of dilutive securities	—	24

Diluted net income per share	$5,582	2,725	$2.05

At December 31, 2006, there were no options outstanding with an exercise price above the average market value of the Company’s stock for the period.

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

	2008	2007	2006
Unrealized gains arising during the period	$3,018	$1,256	$216
Tax expense	(1,163)	(484)	(83)
Reclassification to realized (gains) losses	(218)	161	—
Tax (benefit) expense	85	(62)	—

Other comprehensive income	$1,722	$871	$133

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. See disclosures about fair value measurements in note 14 below.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of SFAS 160 had no material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several additional quantitative disclosures in the financial statements. SFAS No. 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP was effective for the Company on January 1, 2009 and had no material impact on the financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 was effective November 15. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 had no effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF 03-6-1 did not have an effect on the Company’s financial statements.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 14) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 and determined that it did not result in a change to its impairment estimation techniques.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.

The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 2.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$28,899	$633	$(8)	$29,524
Obligations of states and political subdivisions	33,434	306	(531)	33,209
Mortgage-backed securities	167,250	2,163	(5)	169,408
Corporate Bonds	7,055	9	(176)	6,888
Equity securities	1,000	—	(320)	680

	$237,638	$3,111	$(1,040)	$239,709

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$32,723	$306	$(7)	$33,022
Obligations of states and political subdivisions	36,227	154	(440)	35,941
Mortgage-backed securities	53,638	130	(628)	53,140
Corporate Bonds	3,028	—	(70)	2,958
Equity securities	1,000	—	(173)	827

	$126,616	$590	$(1,318)	$125,888

Gross realized gains and losses on sales of securities for the years ended December 31, 2008, 2007 and 2006 were as follows (dollars in thousands):

	2008	2007	2006
Gross realized gains	$256	$10	$—
Gross realized losses	(38)	(171)	—

Net realized (losses) gains	$218	$(161)	$—

At December 31, 2008, the Company had $53 million of mortgage-backed securities with a December trade date but a settlement date subsequent to year-end. In accordance with SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others,” the securities were recorded as of the trade date with a corresponding liability recognized as of December 31, 2008.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

Impairment of Certain Investments in Debt and Equity Securities. The following tables set forth the amount of unrealized losses at December 31, 2008 and 2007 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer (dollars in thousands).

December 31, 2008

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$3,989	$8	$—	$—	$3,989	$8
Obligations of states and political subdivisions	9,025	490	2,520	41	11,545	531
Mortgage-backed securities	2,989	—	1,117	5	4,106	5
Corporate bonds	2,363	176	—	—	2,363	176
Equity securities	—	—	680	320	680	320

Total	$18,366	$674	$4,317	$366	$22,683	$1,040

December 31, 2007

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$—	$—	$5,986	$7	$5,986	$7
Obligations of states and political subdivisions	8,496	74	11,806	366	20,302	440
Mortgage-backed securities	1,438	7	31,658	621	33,096	628
Corporate bonds	2,958	70	—	—	2,958	70
Equity securities	827	173	—	—	827	173

Total	$13,719	$324	$49,450	$994	$63,169	$1,318

As of December 31, 2008 and 2007, management has concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above, except for equity securities, are on debt securities that have contractual maturity dates and are primarily related to market interest rates. The unrealized losses associated with these securities are not considered to be other-than-temporary, because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in the investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment. Although TCAP’s stock price traded below it carrying price of $15 per share during 2008, it did report an increase in net investment income per share of $1.54 in 2008 compared to $0.95 in 2007. TCAP also continued to increase its quarterly dividend during 2008 which resulted in a dividend yield of over ten percent. Based upon the analysis performed and Bank’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Bank does not consider the investment to be other-than-temporarily impaired.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2008 by remaining contractual maturity are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$5,000	$5,149
Due in five through ten years	9,384	9,614
Due after ten years	14,515	14,761
Obligations of states and political subdivisions:
Due in one year or less	1,320	1,326
Due in one through five years	6,052	6,147
Due in five through ten years	16,936	16,936
Due after ten years	9,126	8,800
Mortgage-backed securities:
Due in five through ten years	7,706	7,892
Due after ten years	159,544	161,516
Corporate Bonds:
Due in five through ten years	7,055	6,888
Equity securities:
Due after ten years	1,000	680

Total securities	$237,638	$239,709

Securities with an amortized cost of $113.3 million at December 31, 2008 are pledged as collateral. Of this total, amortized cost of $39.1 million and fair value of $40.0 million are pledged as collateral for FHLB advances.

(3)    LOANS

Loans at December 31, 2008 and 2007 classified by type are as follows (dollars in thousands):

	2008	2007
Real estate loans:
Construction and land development	$132,703	$104,518
Secured by farmland	25,693	25,949
Secured by residential properties	99,966	70,873
Secured by nonfarm, nonresidential properties	173,524	138,242
Consumer installment	5,019	5,712
Credit cards and related plans	2,214	2,001
Commercial and all other loans:
Commercial and industrial	58,718	66,793
Loans to finance agricultural production	22,962	20,344
All other loans	18,240	20,015

	539,039	454,447
Less deferred fees and costs, net	203	249

	$538,836	$454,198

Included in the above:
Nonaccrual loans	$9,957	$393
Restructured loans	24	73

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

At December 31, 2008, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $16.5 million; of this total, $14.5 million had allowance for loan losses allocated to these loans in the amount of $1.8 million. At December 31, 2007, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.4 million; of this total, $6.0 million had allowance for loan losses allocated to these loans in the amount of $630 thousand. At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $86 thousand, and there was no allowance for loan losses allocated to these loans. In 2007, the Company adopted a more aggressive method of evaluating it potential for impairment under SFAS No. 114 which included doing analyses on loans risk graded as special mention or classified.

The average recorded investment in loans that are considered to be impaired under SFAS No. 114 during the year ended December 31, 2008 was $10.7 million. For the year ended December 31, 2008, the Company recognized approximately $0.5 million of interest income on impaired loans.

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

At December 31, 2008 and 2007, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $53.4 million and $50.1 million, respectively.

Loans of approximately $34.2 million at December 31, 2008 are pledged as eligible collateral for FHLB advances.

(4)    ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 follows (dollars in thousands):

	December 31,
	2008	2007	2006
Beginning balance	$4,083	$4,725	$4,650
Provision for loan losses	2,450	(99)	351
Recoveries	97	94	91
Loans charged off	(699)	(637)	(127)
Adjustment for unfunded loans(1)	—	—	(240)

Ending balance	$5,931	$4,083	$4,725

(1)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan loss reserve.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2008 and 2007 are as follows (dollars in thousands):

	Cost	Accumulated Depreciation	Undepreciated Cost
December 31, 2008:
Land	$10,036	$—	$10,036
Land improvements	260	177	83
Buildings	17,534	4,300	13,234
Furniture and equipment	6,414	4,030	2,384

Total	$34,244	$8,507	$25,737

December 31, 2007:
Land	$9,407	$—	$9,407
Land improvements	245	210	35
Buildings	16,572	3,738	12,834
Furniture and equipment	6,960	4,786	2,174

Total	$33,184	$8,734	$24,450

(6)    INCOME TAXES

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Current	Deferred*	Total
Year ended December 31, 2008:
Federal	$1,113	$(684)	$429
State	213	(62)	151

	$1,326	$(746)	$580

Year ended December 31, 2007:
Federal	$1,457	$(22)	$1,435
State	221	21	242

	$1,678	$(1)	$1,677

Year ended December 31, 2006:
Federal	$2,133	$(167)	$1,966
State	413	31	444

	$2,546	$(136)	$2,410

*	Included in deferred tax is release of valuation allowance adjustment of $230 for year ending December 31, 2008 and $165 thousand for year ending December 31, 2007.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows (dollars in thousands):

	Years ended December 31,
	2008	2007	2006
Income taxes at statutory rate	$1,360	$2,206	$2,717
Increase (decrease) resulting from:
Effect of non-taxable interest income	(493)	(437)	(493)
Decrease in valuation allowance	(230)	(165)	—
Bank owned life insurance	(108)	(98)	(104)
State taxes, net of federal benefit	99	160	280
CAHEC tax credits	(122)	(57)	(27)
Other, net	74	68	37

Applicable income taxes	$580	$1,677	$2,410

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (dollars in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,286	$1,472
Unrealized loss associated with FNMA and FHLMC preferred stock	105	335
Postretirement benefits	271	269
Unrealized losses on securities available for sale	—	280
Unfunded postretirement benefits	19	13
Other	1,286	954

Total gross deferred tax assets	$3,967	$3,323
Valuation allowance	(105)	(335)

Total net deferred tax assets	3,862	2,988

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	2,423	1,873
Unrealized gains on securities available for sale	798	—
Other	176	94

Total gross deferred tax liabilities	3,397	1,967

Net deferred tax asset	$465	$1,021

The valuation allowance for deferred tax assets was $105 thousand at December 31, 2008 and $335 thousand at December 31, 2007. The valuation allowance required at December 31, 2008 and 2007 was for certain capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them.

During 2008 and 2007, the Company recognized capital gains which decreased the valuation allowance. However the Company does not have plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset.

Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. Years ended December 31, 2005 through December 31, 2007 remain open for audit for all major jurisdictions.

During 2008, the Internal Revenue Service (IRS) conducted an audit of the Bank’s 2005 consolidated federal income tax return. As a result of the examination, management has determined that the tax depreciation deduction was overstated. Management expects the increase in taxes owed to be approximately $1.4 million. Once the examination is finalized, income tax returns for 2006 and 2007 will also be adjusted for the depreciation difference. Additional expected taxes for those years will be approximately $350 thousand. Interest associated with the additional tax liability for the years 2005, 2006 and 2007 is approximately $350 thousand and has been accrued in the Company’s financial statements. The additional taxes paid to the IRS will be reclassed from deferred taxes to taxes currently payable once a final settlement has been reached with the IRS. Although at this point management does not expect penalties to be assessed, it is possible that penalties of approximately $275 thousand could be assessed by the IRS.

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	2008	WAR	2007	WAR
Federal Funds Purchased	$13,000	0.48%	$—	—%
Sweep accounts	4,416	0.99	6,814	2.99
Advances from FHLB	34,000	2.75	28,000	4.67
Repurchase agreements	6,300	4.48	8,360	5.42

Total short-term borrowings	57,716	2.29	43,174	4.55

Advances from FHLB	26,000	3.10	—	—

Total long-term obligations	26,000	3.10	—	—

Total borrowed funds	$83,716	2.54%	$43,174	4.55%

The following table details the maturities and rates of our long-term borrowings from the FHLB, as of December 31, 2008.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
March 12, 2008	Fixed rate	$5,000	2 years	2.56%	March 12, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The eligible residential 1-4 family first mortgage loans as of December 31, 2008, were $34.2 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $40.0 million of investment securities held as collateral by the FHLB on advances as of December 31, 2008. The maximum month end balances were $80.0 million, $28.0 million and $31.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $31.0 million.

The Company enters into agreements with customers to transfer excess funds in demand accounts into repurchase agreements. Under the repurchase agreement, the Company sells the customer an interest in government-sponsored

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

enterprise securities. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 125 basis points and has a floor of 50 basis points. Securities with a fair value of $8.8 million secured repurchase agreements as of December 31, 2008.

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $391 thousand, $314 thousand and $291 thousand in 2008, 2007 and 2006, respectively. The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

In 2002, the Company adopted a supplemental executive retirement plan to provide benefits for members of management and directors. The liability was calculated by discounting the anticipated future cash flows for the years ended December 31, 2008 and 2007 at 6.25% and 5.83%. The liability accrued for this obligation was $2.1 million and $1.7 million at December 31, 2008 and 2007, respectively. Charges to income are based on changes in the cash value of insurance, which funds the liability. The related expense for the years ended December 31, 2008, 2007 and 2006 was $360 thousand, $375 thousand and $384 thousand, respectively.

On January 1, 2008, the Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) which requires the Company to recognize a liability for the future death benefit provided to certain employees in relation to the postretirement benefit related to split-dollar life insurance arrangements. The Company recorded a liability of $387 thousand upon initial adoption through a cumulative-effect adjustment to retained earnings and expensed an additional $68 thousand during 2008. The calculation of the liability is based on the present value of the post-retirement cost of insurance.

The following tables provide information relating to the Company’s postretirement health care benefit plan using a measurement date of December 31 (dollars in thousands):

	2008	2007
Reconciliation of benefit obligation:
Net benefit obligation, January 1	$729	$718
Service cost	5	5
Interest cost	42	43
Prior service cost	(7)	(8)
Benefit paid	(23)	(29)

Net benefit obligation, December 31	$746	$729

Fair value of plan assets	$—	$—

Funding status and net amount recognized in other liabilities	$746	$729

Recognized in accumulated other comprehensive loss:

	2008	2007
Unrecognized prior service credit	$(15)	$(22)
Unrecognized net loss	53	55
Deferred tax asset	(19)	(13)

	$19	$20

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

The Company expects to recognize amortization of prior service costs of $8 thousand in 2009.

Net periodic postretirement benefit cost for 2008, 2007 and 2006 includes the following components (dollars in thousands):

	2008	2007	2006
Service cost	$5	$5	$8
Interest cost	42	43	44
Amortization of prior year service cost	(7)	(8)	—

Net periodic postretirement benefit cost	$40	$40	$52

The following table presents assumptions relating to the plan at December 31, 2008 and 2007:

	2008	2007
Discount rate in determining benefit obligation	6.3%	5.8%
Annual health care cost trend rate	8.0%	8.0%
Ultimate medical trend rate	8.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	13.1%	13.5%
Benefit obligation	12.2%	12.5%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(11.0)%	(11.3)%
Benefit obligation	(10.3)%	(10.5)%

(9)    STOCK OPTION AND RESTRICTED STOCK PLANS

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with SFAS No. 123(R). Compensation cost charged to income for the years ended December 31, 2008 and 2007 was approximately $115 thousand and $123 thousand respectively, related to stock options and $97 thousand and $82 thousand, respectively, related to restricted stock. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

award will be held by the Company. If the conditions stated in the award agreement are satisfied at the end of the restriction period, the restricted stock will become unrestricted and the certificate evidencing the stock will be delivered to the employee.

A summary of the status of stock options as of December 31, 2008, 2007 and 2006, and changes during the years then ended, is presented below:

	2008		2007		2006
	Number	Weighted Average Option Price	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	58,251	$28.22	61,476	$21.83	43,389	$19.04
Granted	6,100	24.50	16,525	32.60	18,087	28.52
Exercised	—	—	(19,750)	11.98	—	—
Expired	(5,124)	28.76	—	—	—	—

Options outstanding, end of year	59,227	$27.79	58,251	$28.22	61,476	$21.83

The following table summarizes information about the stock options outstanding at December 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding December 31, 2008	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding December 31, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$10.00 – $13.00	2,702	1.1	2,702	$10.00	1.1
$13.01 – $28.50	8,950	7.4	2,850	13.25	3.0
$28.51 – $29.00	31,050	6.8	17,112	28.83	5.8
$29.01 – $32.60	16,525	8.2	2,954	32.60	8.2

	59,227	7.0	25,618	$25.55	5.3

The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2008 was $24 thousand. The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2007 was $77 thousand. Cash received for options exercised in 2007 was $237 thousand with an intrinsic value of $422 thousand. No options were exercised during 2008.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2008	2007	2006
Weighted average fair value of options granted during the year	$5.84	$8.73	$8.75

Assumptions:
Average risk free interest rate	3.52%	4.66%	4.52%
Average expected volatility	24.37%	24.82%	30.37%
Expected dividend rate	2.40%	2.40%	2.40%
Expected life in years	7.00	7.00	7.01

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

A summary of activity related to non-vested restricted stock during the year ended December 31, 2008 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	8,713		$24.95
Granted	2,500		$24.50
Forfeited	—	$	n/a
Vested	(6,116)		$23.44

Outstanding at December 31, 2008	5,097		$26.54

The total fair value of shares that contractually vested during 2008 and 2007 was $240 thousand and $245 thousand, respectively.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
2009	$49	$12	$61
2010	36	—	36
2011	22	—	22
2012	9	—	9
2013	2	—	2

Total	$118	$12	$130

(10)    DEPOSITS

At December 31, 2008 and 2007, certificates of deposit of $100,000 or more amounted to approximately $224.2 million and $162.3 million, respectively.

Time deposit accounts as of December 31, 2008, mature in the following years and amounts: 2009—$385.9 million; 2010—$32.2 million; 2011—$3.5 million; and 2012—$1.5 million.

For the years ended December 31, 2008, 2007 and 2006, interest expense on certificates of deposit of $100,000 or more amounted to approximately $8.7 million, $7.9 million and $6.3 million, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

(11)    LEASES

The Company has noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2008, 2007 and 2006 was $521 thousand, $590 thousand and $558 thousand, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2008 are as follows (dollars in thousands):

Year ending December 31,
2009	$264
2010	211
2011	182
2012	177
2013	179
Thereafter	1,108

Total minimum lease payments	$2,121

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were approximately $378 thousand at December 31, 2008.

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $89.5 million, standby letters of credit of $1.1 million and $233 thousand of unfunded commitments, included in other liabilities, with two Small Business Administration backed venture and debt investment groups (SBIC’s) at December 31, 2008.

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

(14)    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Fair value estimates are based on judgments regarding

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. Beginning with the year ended December 31, 2008, fair value estimates are determined in accordance with SFAS 157. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$16,799	$16,799	$22,003	$22,003
Investment securities	239,709	239,709	125,888	125,888
FHLB stock	3,859	3,859	2,382	2,382
Accrued interest receivable	4,663	4,663	4,456	4,456
Net loans	532,905	531,166	450,115	444,409
Financial liabilities:
Deposits	$629,152	$632,152	$526,361	$527,982
Short-term borrowings	57,716	57,716	43,174	43,174
Accrued interest payable	2,889	2,889	2,525	2,525
Long-term obligations	26,000	26,254	—	—

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and liabilities recorded at fair value on a recurring basis

December 31, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$239,709	$64,521	$164,116	$11,072
Total assets at fair value	$239,709	$64,521	$164,116	$11,072

Total liabilities at fair value	$—	$—	$—	$—
Assets and liabilities recorded at fair value on a nonrecurring basis
December 31, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$12,271	$—	$10,247	$2,024
Total assets at fair value	$12,271	$—	$10,247	$2,024

Total liabilities at fair value	$—	$—	$—	$—

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2008. Level 3 AFS securities were carried at fair value prior to the adoption of SFAS 159.

Total Fair Value Measurements

(Dollars in thousands)	Available-for Sale Debt Securities (1)
Balance, January 1, 2008	$—
Total gains or losses (realized/unrealized):	—
Included in earnings	—
Included in other comprehensive income	65
Purchases, issuances, and settlements	11,007
Transfers in to/out of Level 3	—
Balance, December 31, 2008	$11,072

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2008, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$72,300	11.80%	≥ 8.00%	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)	66,369	10.83	≥ 4.00	≥ 6.00
Tier 1 Capital (to Average Assets)	66,369	8.65	≥ 4.00	≥ 5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	60,705	11.69%	≥ 8.00	≥ 10.00
Tier 1 Capital (to Risk Weighted Assets)	56,622	10.90	≥ 4.00	≥ 6.00
Tier 1 Capital (to Average Assets)	56,622	8.98	≥ 4.00	≥ 5.00
The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:
	Actual		For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$72,300	11.80%	≥ 8.00%	≥ 10.00%
Tier 1 Capital (to Risk Weighted Assets)	66,369	10.83	≥ 4.00	≥ 6.00
Tier 1 Capital (to Average Assets)	66,369	8.65	≥ 3.00	≥ 5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	71,285	13.72%	≥ 8.00	≥ 10.00
Tier 1 Capital (to Risk Weighted Assets)	67,202	12.94	≥ 4.00	≥ 6.00
Tier 1 Capital (to Average Assets)	67,202	10.66	≥ 3.00	≥ 5.00

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

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2008 and 2007, and the related condensed statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006 are as follows:

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

CONDENSED BALANCE SHEETS (dollars in thousands)

	2008	2007
Assets
Cash	$—	$10,580
Receivable from subsidiary	519	511
Investment in subsidiary	67,943	56,261

Total assets	$68,462	$67,352

Liabilities and Shareholders’ Equity
Dividends payable	$519	$511

Total liabilities	519	511

Total stockholders’ equity	67,943	66,841

Total liabilities and stockholders’ equity	$68,462	$67,352

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	2008	2007	2006
Dividends from bank subsidiary	$3,864	$2,077	$1,973
Interest	—	508	482
Equity in undistributed income (losses) of subsidiary	(445)	2,332	3,288
Amortization expense	—	(105)	(161)

Net income	$3,419	$4,812	$5,582

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$3,419	$4,812	$5,582
Undistributed (income) losses of subsidiary	445	(2,332)	(3,288)
Net change in other assets & other liabilities	(8)	569	(487)
Stock based compensation	212	205	242

Net cash provided by operating activities	4,068	3,254	2,049

INVESTING ACTIVITIES:
Payment for investments in subsidiary	(10,793)	(205)	(5,153)

Net cash used by investing activities	(10,793)	(205)	(5,153)

FINANCING ACTIVITIES:
Repurchase of common stock	(1,759)	(31)	—
Proceeds from issuance of common stock	—	237	24,264
Repayment of debt	—	(10,000)	—
Cash dividends paid	(2,096)	(2,028)	(1,807)

Net cash provided (used) in financing activities	(3,855)	(11,822)	22,457

Net change in cash	$(10,580)	$(8,773)	$19,353

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008 and 2007

(17)    RELATED PARTY TRANSACTIONS

Bancorp and the Bank have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (“Related Parties”) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than normal risk of collectability nor present any unfavorable features.

Loans at December 31, 2008 and 2007 include loans to officers and directors and their associates totaling approximately $2.8 million and $2.9 million, respectively. During 2008, $1.1 million in loans were disbursed to officers, directors and their associates and principal repayments of $1.2 million were received on such loans.

(18)    SUBSEQUENT EVENTS

On January 16, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 17,949 shares of the Company’s fixed rate cumulative preferred stock, series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued warrants to purchase 144,984 shares of the Company’s common stock. The Company received $17,949,000 in cash. This transaction restricts the Company’s ability to pay dividends on common stock and to repurchase shares of common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) the Company may not repurchase any of our outstanding common stock. Additionally, until January 16, 2012, the Company is required to obtain the consent of the U.S. Treasury in order to declare or pay any dividend or make any distribution on common stock other than regular quarterly cash dividends of not more than $0.1825 per share or, subject to certain exceptions, repurchase shares of common stock unless the Company has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of those shares to third parties.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $2.1 million from 2008 to 2009. The 20 basis point special assessment represents $1.5 million of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

At January 31, 2009 the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $26.4 million compared to $16.5 million at December 31, 2008. The $9.9 million increase is primarily due to adding loan amounts within an additional risk grade to the SFAS No. 114 classifications in January 2009.

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

In connection with the above evaluation of our disclosure controls and procedures no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

ECB’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. This report appears on the following page.

/S/ ARTHUR H. KEENEY III	/S/ GARY M. ADAMS
Arthur H. Keeney III	Gary M. Adams
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ECB Bancorp, Inc. and Subsidiary

We have audited ECB Bancorp, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ECB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ECB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2008, and our report dated March 11, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Greenville, North Carolina
March 11, 2009

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board—General” and “—Audit Committee” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

Code of Ethics.    Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Corporate Governance—Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

Item 11.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the heading “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation arrangements which were in effect on December 31, 2008, and under which shares of our common stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION(1)
Plan category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Exercise Price of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by our security holders	59,227	(1)	$27.79	191,400	(2)
Equity compensation plans not approved by our security holders	-0-		N/A	-0-
Total	59,227		$27.79	191,400

(1)	Reflects the number of shares that are subject to outstanding, unexercised options previously granted under both our Omnibus Stock Ownership and Long-Term Incentive Plan (which expired during January 2008), and our 2008 Omnibus Equity Plan (which was approved by our shareholders at our 2008 Annual Meeting).
(2)	Reflects the number of shares that remained available for future issuance under the 2008 Omnibus Equity Plan on December 31, 2008. The Omnibus Stock Ownership and Long-Term Incentive Plan expired by its terms during January 2008 and no further awards may be granted under it.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons, and our policies and procedures for reviewing and approving related person transactions, is incorporated by reference from the information under the caption “Transactions with Related Persons” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

Director Independence.    Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

Item 14.    Principal Accounting Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from the information under the caption “Services and Fees During 2008 and 2007” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements.    The following financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements—December 31, 2008 and 2007

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

Date: March 16, 2009	ECB BANCORP, INC.

	By:	/S/ ARTHUR H. KEENEY III
Arthur H. Keeney III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR H. KEENEY III Arthur H. Keeney III	President and Chief Executive Officer (principal executive officer)	March 16, 2009

/S/ GARY M. ADAMS Gary M. Adams	Senior Vice President and Chief Financial Officer (principle financial and accounting officer)	March 16, 2009

/S/ GEORGE T. DAVIS George T. Davis, Jr.	Vice Chairman	March 16, 2009

/S/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 16, 2009

/S/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 16, 2009

/S/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 16, 2009

/S/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 16, 2009

/S/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 16, 2009

/S/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 16, 2009

/S/ MICHAEL D. WEEKS Michael D. Weeks	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

3.02	Registrant’s Bylaws (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

4.01	Specimen common stock certificate (incorporated by reference from Exhibits to Registration Statement on Form S-1, Reg. No. 333-128843)

4.02	Specimen Series A Preferred Stock certificate (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

4.03	Warrant dated January 16, 2009, for the purchase of shares of Common Stock (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.01	Letter Agreement dated January 16, 2009, between the Registrant and the United States Department of the Treasury (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.02	Amended and Restated Employment Agreement between Arthur H. Keeney III and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.03	Capital Purchase Program Compliance Agreement between Arthur H. Keeney III and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.04	Amended and Restated Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.05	Capital Purchase Program Compliance Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.06	Amended and Restated Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.07	Capital Purchase Program Compliance Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.08	Amended and Restated Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.09	Capital Purchase Program Compliance Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.10	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.11	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated April 16, 2008)

10.12	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.13	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Registration Statement on Form S-8, Reg. No. 333-77689)

10.14	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.15	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (filed herewith)

10.16	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.17	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (filed herewith)

Exhibit No.	Description of Exhibit
10.18	Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)

10.19	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (filed herewith)

10.20	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.21	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (filed herewith)

10.22	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.23	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.24	Split-Dollar Life Insurance Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)

10.25	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.26	Form of Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.27	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (filed herewith)

10.28	Form of Director Supplemental Retirement Plan Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.29	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (filed herewith)

10.30	Form of Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (filed herewith)

10.31	Form of Amendment to Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (filed herewith)

10.32	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.33	The East Carolina Bank Incentive Plan (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

21.01	List of Registrant’s subsidiaries (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

23.01	Consent of Dixon Hughes PLLC (filed herewith)

31.01	Certification of Chief Executive Officer (pursuant to Rule 13a-14) (filed herewith)

31.02	Certification of Chief Financial Officer (pursuant to Rule 13a-14) (filed herewith)

32.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. Section 1350) (filed herewith)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO GARY M. ADAMS,

CHIEF FINANCIAL OFFICER, AT ECB BANCORP, INC., P.O. BOX 337, ENGELHARD,

NORTH CAROLINA 27824.