Form 10-Q
period 2009-03-31
ECB BANCORP INC
filed 2009-05-11
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 7, 2009, there were 2,844,489 outstanding shares of Registrant’s common stock.

This Form 10-Q has 36 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$12,604	$15,897
Interest bearing deposits	882	902
Overnight investments	1,430	—

Total cash and cash equivalents	14,916	16,799

Investment securities
Available-for-sale, at market value (cost of $244,872 and $237,638 at March 31, 2009 and December 31, 2008, respectively)	247,663	239,709

Loans	550,639	538,836
Allowance for loan losses	(4,828)	(5,931)

Loans, net	545,811	532,905

Real estate and repossessions acquired in settlement of loans, net	6,476	3,724
Federal Home Loan Bank common stock, at cost	5,431	3,859
Bank premises and equipment, net	25,482	25,737
Accrued interest receivable	4,527	4,663
Bank owned life insurance	8,429	8,347
Other assets	6,648	6,108

Total	$865,383	$841,851

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$84,180	$90,197
Demand, interest bearing	106,678	99,011
Savings	17,216	16,882
Time	480,008	423,062

Total deposits	688,082	629,152

Payable, settlement for securities purchased	—	53,426
Accrued interest payable	2,023	2,889
Short-term borrowings	62,161	57,716
Long-term obligations	21,000	26,000
Other liabilities	5,192	4,725

Total liabilities	778,458	773,908

Shareholders’ equity
Preferred stock, Series A	16,997	—
Common stock, par value $3.50 per share	9,956	9,956
Capital surplus	25,735	25,707
Warrant	878	—
Retained earnings	31,663	31,026
Accumulated other comprehensive income	1,696	1,254

Total shareholders’ equity	86,925	67,943

Total	$865,383	$841,851

Common shares outstanding	2,844,489	2,844,489
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	—
Preferred shares authorized	2,000,000	—

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three months ended March 31, 2009 and 2008

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,347	$7,957
Interest on investment securities:
Interest exempt from federal income taxes	319	334
Taxable interest income	2,530	1,259
Dividend income	30	64
Other interest	3	70

Total interest income	10,229	9,684

Interest expense:
Deposits:
Demand accounts	186	296
Savings	11	23
Time	3,595	3,903
Short-term borrowings	196	443
Long-term obligations	199	49
Other interest expense	30	—

Total interest expense	4,217	4,714

Net interest income	6,012	4,970
Provision for loan losses	750	330

Net interest income after provision for loan losses	5,262	4,640

Noninterest income:
Service charges on deposit accounts	876	846
Other service charges and fees	267	269
Mortgage origination brokerage fees	291	307
Net gain on sale of securities	405	75
Income from bank owned life insurance	82	89
Other operating income	42	412

Total noninterest income	1,963	1,998

Noninterest expenses:
Salaries	2,069	2,036
Retirement and other employee benefits	751	832
Occupancy	480	452
Equipment	388	422
Professional fees	297	210
Supplies	56	82
Telephone	152	177
FDIC insurance	255	76
Other operating expenses	1,024	970

Total noninterest expenses	5,472	5,257

Income before income taxes	1,753	1,381
Income taxes	500	335

Net income	1,253	1,046

Preferred stock dividends	182	—
Accretion of discount	25	—

Income available to common shareholders	$1,046	$1,046

Net income per share - basic	$0.37	$0.36

Net income per share - diluted	$0.37	$0.36

Weighted average shares outstanding - basic	2,842,017	2,911,620

Weighted average shares outstanding - diluted	2,843,398	2,913,142

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2009 and 2008

(Dollars in thousands, except per share data)

		Common Stock
	Preferred stock, Series A	Amount	Number	Common stock warrant	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2008	—	2,920,769	$10,184	—	$27,026	$30,099	$(468)		$66,841

Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4						(387)			(387)

Unrealized gain, net of income tax expense of $654							1,045	$1,045	1,045

Net income						1,046		1,046	1,046

Total comprehensive income								$2,091

Stock based compensation					46				46

Repurchase of common stock		(11,070)	(39)		(223)				(262)

Cash dividends ($0.1825 per share)						(531)			(531)

Balance March 31, 2008	$—	2,909,699	$10,145	$—	$26,849	$30,227	$577		$67,798

		Common Stock
	Preferred stock, Series A	Number Amount		Common stock warrant	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
Balance January 1, 2009	$—	2,844,489	$9,956	$—	$25,707	$31,026	$1,254		$67,943

Unrealized gain, net of income tax expense of $ 277							442	$442	442

Net income						1,253		1,253	1,253

Total comprehensive income								$1,695

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	17,067								17,067

Issuance of common stock warrant in connection with Capital Purchase Program				882					882

Costs associated with issuance of preferred stock and common warrants	(95)			(4)					(99)

Stock based compensation					28				28

Preferred stock accretion	25					(25)			—

Cash dividends on preferred stock						(72)			(72)

Cash dividends ($0.1825 per share)						(519)			(519)

Balance March 31, 2009	$16,997	2,844,489	$9,956	$878	$25,735	$31,663	$1,696		$86,925

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Dollar amounts in thousands)

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,253	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336	325
Amortization of premium on investment securities, net	187	18
Provision for loan losses	750	330
Gain on sale of securities	(405)	(75)
Stock based compensation	28	46
(Increase) decrease in accrued interest receivable	136	(66)
Loss on sale of real estate and repossessions acquired in settlement of loans	45	—
Income from Bank owned life insurance	(82)	(89)
(Increase) decrease in other assets	(540)	22
(Decrease) increase in accrued interest payable	(866)	431
(Decrease) increase in other liabilities, net	189	(131)

Net cash provided by operating activities	1,031	1,857

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	24,313	4,668
Proceeds from maturities of investment securities classified as available-for-sale	12,370	15,460
Purchases of investment securities classified as available-for-sale	(97,125)	(53,358)
Purchase of Federal Home Loan Bank common stock	(1,572)	(1,927)
Purchases of premises and equipment	(81)	(791)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	29	6
Net loan originations	(16,482)	(31,671)

Net cash used by investing activities	(78,548)	(67,613)

Cash flows from financing activities:
Net increase in deposits	58,930	29,230
Net increase (decrease) in borrowings	(555)	39,126
Dividends paid to common shareholders	(519)	(512)
Dividends paid on preferred stock	(72)	—
Net proceeds from issuance of preferred stock and warrant	17,850	—
Repurchase of common stock	—	(262)

Net cash provided by financing activities	75,634	67,582

Increase (decrease) in cash and cash equivalents	(1,883)	1,826
Cash and cash equivalents at beginning of period	16,799	22,003

Cash and cash equivalents at end of period	$14,916	$23,829

Cash paid during the period:
Interest	$5,083	$4,283
Taxes	1,631	132
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$519	$531
Unrealized gains on available-for-sale securities, net of deferred taxes	442	1,045
Transfer from loans to real estate and reposessions acquired in settlement of loans	2,826	61
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	—	387
Transfer from long-term to short-term borrowings	5,000	—
Payable, settlement for securities purchased	(53,426)	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

(2) Net Income Per Share

Basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive affect on earnings per share for the three months ended March 31, 2009. For the three months ended March 31, 2008, diluted weighted average shares outstanding increased by 1,522 due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted average shares outstanding increased by 1,381 due to the dilutive impact of options for the three months ended March 31, 2009. For the three months ended March 31, 2008, diluted weighted average shares outstanding did not increase due to the dilutive impact of options. There were 53,675 and 52,699 options outstanding for the three months ended March 31, 2009 and 2008, respectively, with an exercise price above the average market value of the Company’s stock for that period. As of March 31, 2009 the warrant issued to the U.S. Treasury Department was not included in the computation of net income per share because its exercise price exceeded the market price of the Company’s stock on that date.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Three months ended March 31, 2009 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$1,046	2,842,017	$0.37

Effect of dilutive securities	—	1,381

Diluted net income per share	$1,046	2,843,398	$0.37

	Three months ended March 31, 2008 (Dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$1,046	2,911,620	$0.36

Effect of dilutive securities	—	1,522

Diluted net income per share	$1,046	2,913,142	$0.36

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with SFAS No. 123(R). Compensation cost charged to income was approximately $28 thousand and $46 thousand for the three months ended March 31, 2009 and 2008, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that are used in calculating such fair values are based on estimates at the date of grant. There were no options granted during the three month periods ending March 31, 2009 and March 31, 2008.

A summary of option activity under the Plan as of March 31, 2009, and changes during the three-month period ended March 31, 2009 are presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)

Outstanding at December 31, 2008	59,227	$27.79

Granted	—	$—

Forfeited	—	$—

Exercised	—	$—

Outstanding at March 31, 2009	59,227	$27.79	6.74 years	$20

Exercisable at March 31, 2009	36,792	$27.12	6.15 years	$20

No options were exercised during the first three months of 2009.

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

There were 5,097 shares of non-vested restricted stock as of December 31, 2008. 2,597 shares vested on January 1, 2009 and 2,500 vested on March 31, 2009 resulting in a zero balance of non-vested restricted stock as of March 31, 2009.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

Stock Options
(Dollars in thousands)

April 1 – December 31, 2009	$33

2010	36

2011	22

2012	9

2013	2

Total	$102

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the three months ended March 31, 2009 and 2008 includes the following components.

Components of Net Periodic Benefit Cost	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Service cost	$1	$1
Interest cost	12	11
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$11	$10

The Company expects to contribute $44 thousand to its postretirement benefit plan in 2009. No contributions were made in the first quarter of 2009.

(5) Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of March 31, 2009:

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$9,027	$252	$1,697	$181	$10,724	$433
Mortgage-backed securities	18,769	241	—	—	18,769	241
Equity securities	—	—	515	485	515	485
Corporate bonds	5,790	741	927	95	6,717	836

Total	$33,586	$1,234	$3,139	$761	$36,725	$1,995

As of March 31, 2009, management has concluded that the unrealized losses above (which consisted of 55 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include five (5) municipal obligations and one (1) corporate security. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. There was one (1) equity security that has been in an unrealized loss position for more that twelve months.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in the investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment. Although TCAP’s stock price traded below it carrying price of $15 per share during the past year, it did report an increase in net investment income per share of $1.54 in 2008 compared to $0.95 in 2007. TCAP also continued to increase its quarterly dividend during the past year and announced a $0.40 dividend for the first quarter of 2009 which resulted in a dividend yield of over twenty percent on an annualized basis as of March 31, 2009. Based upon the analysis performed and Bank’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Bank does not consider the investment to be other-than-temporarily impaired.

(6) Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of comprehensive income for the periods presented are as follows (dollars in thousands):

	Three months ended March 31
	2009	2008

Net income	$1,253	$1,046

Other comprehensive income:

Unrealized gains arising during the period	1,124	1,774

Tax expense	(433)	(684)

Reclassification to realized (gains) losses	(405)	(75)

Tax (benefit) expense	156	30

Other comprehensive income	442	1,045

Total comprehensive income	$1,695	$2,091

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

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market, it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the staff positions for its second quarter ended June 30, 2009 but does not expect the staff positions to have a material impact on the consolidated financial statements.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-

than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(8) Fair Value of Financial Instruments

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$247,663	$10,155	$234,888	$2,620
Total assets at fair value	$247,663	$10,155	$234,888	$2,620
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$239,709	$64,521	$164,116	$11,072
Total assets at fair value	$239,709	$64,521	$164,116	$11,072
Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis as of March 31, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$10,643	$—	$8,891	$1,752
Other real estate owned	3,631	—	1,083	2,548
Total assets at fair value	$14,274	$—	$9,974	$4,330

Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$12,271	$—	$10,247	$2,024
Total assets at fair value	$12,271	$—	$10,247	$2,024

Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009.

Total Fair Value Measurements

(Dollars in thousands)	Available-for Sale Debt Securities

Balance, December 31, 2008	$11,072

Total gains or losses (realized/unrealized):

Included in earnings	—

Included in other comprehensive income	(78)

Purchases, issuances, and settlements	—

Transfers in to/out of Level 3	(8,374)

Balance, March 31, 2009	$2,620

(9) U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program

On January 16, 2009, the Company issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless the Company has redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required to, among other things, increase the common stock dividend above the current quarterly cash dividend of $0.1825 per share or repurchase common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to these our securities sold under the TARP Capital Purchase Program, the compensation arrangements for senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in Item 1A under the heading “Rick Factors” in the Company’s Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to: (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general, (b) the financial success or changing strategies of the Company’s customers, (c) actions of government regulators, (d) the level of market interest rates, (e) weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, (f) changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend to update these forward-looking statements.

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

As of March 31, 2009, we had consolidated assets of approximately $865.4 million, total loans of approximately $550.6 million, total deposits of approximately $688.1 million and shareholders’ equity of approximately $86.9 million. For the three months ended March 31, 2009, we had income available to common shareholders of $1.0 million or $0.37 basic and diluted earnings per share, compared to income available to common shareholders of $1.0 million, or $0.36 basic and diluted earnings per share for the three months ended March 31, 2008.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2008. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Asset Quality”.

We also consider our determination of retirement plans and other postretirement benefit cost to be a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Our retirement plans and other post-retirement benefit costs are actuarially determined based on assumptions on the discount rate, estimated future return on plan assets and the health care cost trend rate. Changes in estimates and assumptions related to mortality rates and future health care costs could have a material impact to our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. For additional discussion concerning our retirement plans and other postretirement benefits refer to Note 8 to the Consolidated Financial Statements contained in our Form 10-K Annual Report for the fiscal year ended December 31, 2008.

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2009 and 2008

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2009 as compared to the same period in 2008.

Condensed Consolidated Statements of Income

	For the Three months ended March 31, 2009	For the Three months ended March 31, 2008	Changes from the Prior Year
			Amount	%
	(Dollars in thousands)
Gross interest income	$10,229	$9,684	$545	5.6
Gross interest expense	4,217	4,714	(497)	-10.5

Net interest income	6,012	4,970	1,042	21.0
Provision for loan losses	750	330	420	127.3

Net interest income after provision for loan losses	5,262	4,640	622	13.4

Noninterest income	1,963	1,998	(35)	-1.8
Noninterest expense	5,472	5,257	215	4.1

Income before income taxes	1,753	1,381	372	26.9
Income tax provision	500	335	165	49.3

Net income	$1,253	1,046	207	19.8

Preferred stock dividend and accretion of discount	207	—	207	NA

Net income available to common shareholders	$1,046	$1,046	$—	—

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2009 was $ 6.0 million compared to $5.0 million for the three months ended March 31, 2008.

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

Interest income increased $545 thousand or 5.6% for the three months ended March 31, 2009 compared to the same three months of 2008. The increase for the three months ended March 31, 2009 is due to the increase in the volume of our average earning assets which was partially offset by decreases in the rates paid on these earning assets. Earning asset increased $188.5 million as compared to the same period in 2008. We funded the increases in interest-earning assets primarily with certificates of deposit (“CD’s”) and borrowed funds. The tax equivalent yield on average earning assets decreased 120 basis points for the quarter ended March 31, 2009 to 5.25% from 6.45% for the same period in 2008. Management attributes the decrease in the yield on our earning assets to the decrease in short-term market interest rates. Approximately $292.8 million or 53.2% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans decreased approximately 133 basis points for the first quarter of 2009 compared to the first quarter of 2008.

Our average cost of funds during the first quarter of 2009 was 2.52%, a decrease of 120 basis points when compared to 3.72% for the first quarter of 2008. Average rates paid on bank certificates of deposit decreased 151 basis points from 4.69% for the quarter ended March 31, 2008 to 3.18% for the quarter ended March 31, 2009, while our average cost of borrowed funds decreased 173 basis points during the first quarter of 2009 compared to the same period in 2008. Total interest expense decreased $497 thousand or 10.5% during the first quarter of 2009 compared to the same period in 2008, primarily the result of decreased market rates paid on borrowed funds and certificates of deposit.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing non-interest-bearing deposits and TARP proceeds in earning assets.

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended March 31, 2009 was 3.12% compared to 3.37% in the first quarter of 2008 while our net interest spread remained constant at 2.73% during that same period. The decrease in our net interest margin is the result of Fed rate cuts and increased competitive pricing for money market accounts and certificates of deposit. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended March 31, 2009 and 2008 was 84.4% and 82.9%, respectively.

Margin pressure eased during the first quarter of 2009 as our net interest margin improved from the fourth quarter of 2008. Margins could continue to improve further over the next several months as low funding cost continues to improve our margin. We are now experiencing the effect of repricing our interest-bearing liabilities at much lower rates while yields on our earning assets are remaining steady.

The following table presents the relative impact on net interest income of average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended March 31, 2009 and to 2008

	2009			2008
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$536,005	5.56%	$7,347	$464,810	6.89%	$7,957
Taxable securities	224,207	4.63%	2,560	107,842	4.93%	1,323
Non-taxable securities (2)	34,052	5.76%	483	35,193	5.78%	506
Other investments	8,621	0.14%	3	6,583	4.28%	70

Total interest- earning assets	802,885	5.25%	$10,393	614,428	6.45%	$9,856
Cash and due from banks	9,268			12,432
Bank premises and equipment, net	25,690			24,777
Other assets	22,549			17,949

Total assets	$860,392			$669,586

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$577,922	2.66%	$3,792	$451,614	3.76%	$4,222
Short-term borrowings	74,060	1.07%	196	52,346	3.40%	443
Long-term obligations	25,944	3.58%	229	5,429	3.63%	49

Total interest- bearing liabilities	677,926	2.52%	4,217	509,389	3.72%	4,714
Non-interest-bearing deposits	82,553			85,393
Other liabilities	16,057			6,960
Shareholders’ equity	83,856			67,844

Total liabilities and shareholders’ equity	$860,392			$669,586

Net interest income and net yield on interest-earning assets (FTE) (3)		3.12%	$6,176		3.37%	$5,142

Interest rate spread (FTE) (4)		2.73%			2.73%

(1)	Average loans include non-accruing loans, net of allowance for loan losses.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $164 thousand and $172 thousand for periods ended March 31, 2009 and 2008, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended March 31, 2009 and 2008

Increase (Decrease) in interest income and expense due to changes in:

	2009 compared to 2008
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$1,097	$(1,707)	$(610)
Taxable securities	1,378	(141)	1,237
Non-taxable securities (2)	(16)	(6)	(22)
Other investments	11	(78)	(67)

Interest income	2,470	(1,932)	538

Interest-bearing deposits	1,005	(1,435)	(430)
Short-term borrowings	121	(368)	(247)
Long-term obligations	185	(4)	181

Interest expense	1,311	(1,807)	(496)

Net interest income	$1,159	$(125)	$1,034

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $164 thousand and $172 thousand for periods ended March 31, 2009 and 2008, respectively.

Provision for loan losses

The provision for loan losses charged to operations during the three months ended March 31, 2009 and 2008 was $750 thousand and $330 thousand, respectively. The Bank had net charge-offs of $1.9 million for the quarter ended March 31, 2009 compared to net charge-offs of $34 thousand during the first quarter of 2008. Net charge-offs in the first quarter increased mainly due to the Bank writing-down several large collateral dependent loans that had previously been identified and reserved for in the allowance for loan loss in the previous year. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	Percent Change
	(Dollars in thousands)
Service charges on deposit accounts	$876	$846	3.6%
Other service charges and fees	267	269	(0.7)
Mortgage origination brokerage fees	291	307	(5.2)
Net gain on sale of securities	405	75	440.0
Income from bank owned life insurance	82	89	(7.9)
Other operating income	42	412	(89.8)

Total noninterest income	$1,963	$1,998	(1.8)%

Noninterest income decreased $35 thousand or 1.8% to $2.0 million for the three months ended March 31, 2009 compared to $2.0 million for the same period in 2008. Non interest income included gains on sale of securities in the first quarter of 2009 of $405 thousand which compares to nonrecurring income received in the first quarter of 2008 from a distribution from Visa International’s initial public offering in the amount of $386 thousand. As a member bank of Visa we received the proceeds for the redemption of approximately 9 thousand shares of class B common stock during the first quarter of 2008. Service charges on deposit accounts increased $30 thousand or 3.6% in the first quarter of 2009 relative to the same period in 2008 while other service charges and fees decreased $2 thousand or 0.7% during the first quarter of 2009 compared to the prior year period.

Noninterest expense

Noninterest expense increased $215 thousand or 4.1% to $5.5 million for the three months ended March 31, 2008 from $5.3 million incurred in the same period in 2008. This increase is principally due to general increases in FDIC insurance expense of $179 thousand and $87 thousand in professional fees. The following table presents the components of noninterest expense for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	Percent Change
	(Dollars in thousands)
Salaries	$2,069	$2,036	1.6%
Retirement and other employee benefits	751	832	(9.7)
Occupancy	480	452	6.2
Equipment	388	422	(8.1)
Professional fees	297	210	41.4
Supplies	56	82	(31.7)
Telephone	152	177	(14.1)
FDIC Insurance	255	76	235.5
Other operating expenses	1,024	970	5.6

Total noninterest expenses	$5,472	$5,257	4.1%

Salary and employee benefits expense decreased $48 thousand over the prior year period as we experienced decreases in employee related benefits compared to first quarter of 2008. Postretirement benefits decreased by $66 thousand and employee incentive expense decreased by $75 thousand during the first quarter of 2009 when compared to the first quarter of 2008. Employee insurance related benefits increased by $54 thousand for the period ended March 31, 2009 compared to the same period of 2008 due to increased health insurance premiums for employees. As of March 31, 2009, we had 222 full time equivalent employees and operated 24 full service banking offices, a loan production offices and one mortgage loan origination office.

Occupancy expense increased $28 thousand or 6.2% to $480 thousand in the first three months of 2009 compared to $452 thousand in the prior year period. The largest component of the increase was building utilities expense, which increased $8 thousand in the first quarter of 2009 relative to the same period of 2008.

Equipment expense decreased during the first three months of 2009 by $34 thousand or 8.1% compared to the first quarter of 2008. The largest component of the decrease was equipment rental expense, which declined $78 thousand. The decrease in rental expense was partially offset by an increase of $23 thousand of equipment maintenance expense in the first period of 2009 compared to the same period of 2008.

Professional fees, which include audit, legal and consulting fees, increased $87 thousand or 41.4% to $297 thousand for the three months ended March 31, 2009 from $210 thousand in the prior year period. The increase is the result of all components of professional fees increasing year over year. Audit fees increased approximately $24 thousand, legal fees increased approximately $28 thousand and consulting fees increased approximately $24 thousand during the first quarter of 2009 compared to the same period in 2008.

Expenses related to FDIC insurance increased $179 thousand during the first quarter of 2009 compared to the same period in 2008. The majority of this increase is the result of the FDIC increase in assessment rates charged to banks in 2009 while part of the increase is the result of increased deposit balances in the first quarter of 2009 compared to the same period in 2008. On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $2.1 million from 2008 to 2009. The 20 basis point special assessment represents $1.5 million of this increase. On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

Other operating expenses increased $54 thousand or 5.6% from $970 thousand for the three months ended March 31, 2008 to $1.0 million for the three months ended March 31, 2009. The largest components of the increase are expenses related to loan collection and repossessions which increased $68 thousand.

Income taxes

Income tax expense for the three months ended March 31, 2009 and 2008 was $500 thousand and $335 thousand, respectively, resulting in effective tax rates of 28.5% and 24.3%, respectively. The lower effective tax rate in 2008 was due to the recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $865.4 million at March 31, 2009, $841.9 million at December 31, 2008 and $714.6 million at March 31, 2008. Our year-over-year asset growth was primarily funded by deposit growth and borrowed funds. For the twelve months ended March 31, 2009, we grew our loans $64.8 million while our deposits grew by approximately $132.5 million. Year-over-year, our earning assets grew through loan originations and purchased investment securities. We grew our investment portfolio by $86.8 million or 53.9% year-over-year as we took advantage of favorable spreads between securities yields and borrowing cost from the Federal Home Loan Bank during the fourth quarter of 2008. For the three months ended March 31, 2009, we experienced loan growth of 2.2% and an increase in deposits of 9.4%.

Loans

As of March 31, 2009, total loans had increased to $550.6 million, up 2.2% from total loans of $538.8 million at December 31, 2008 and up 13.4% from total loans of $485.8 million at March 31, 2008. Loan growth can be attributed to our branching efforts, the efforts of our lending team and the overall decline in interest rates for loans.

Asset Quality

At March 31, 2009, our allowance for loan losses as a percentage of loans was 0.88%, down from 0.90% at March 31, 2008. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of period to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs for the first quarter of 2009 totaled $1.9 million compared to net charge-offs of $34 thousand during the first quarter of 2008. Net charge-offs increased mainly due to the Bank writing-down several large collateral dependent loans that had previously been identified and reserved for in the allowance for loan losses as of December 31, 2008. The provision for loan losses charged to operations for the three months ended March 31, 2009 and 2008 was $750 thousand and $330 thousand, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

Analysis of Changes in Allowance for Loan Losses

	For the three months Ended March 31,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$550,639	$485,774

Average loans outstanding-gross	$541,285	$468,928

Allowance for loan losses at beginning of period	$5,931	$4,083
Loans charged-off:
Real estate	1,810	—
Installment loans	9	4
Credit cards and related plans	—	—
Commercial and all other loans	18	5
Demand deposit overdraft program	69	28

Total charge-offs	(1,906)	(37)

Recoveries of loans previously charged-off:
Real estate	—	—
Installment loans	2	3
Credit cards and related plans	—	—

Commercial and all other loans	8	—
Demand deposit overdraft program	43	—

Total recoveries	53	3

Net charge-offs	(1,853)	(34)

Provision for loan losses	750	330

Allowance for loan losses at end of period	$4,828	$4,379

Ratios
Annualized net charge-offs to average loans during the period	1.37%	0.03%
Allowance for loan losses to loans at period end	0.88%	0.90%
Allowance for loan losses to nonperforming loans at period end	61%	336%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Nonperforming assets were $14.4 million and $13.7 million, or 2.62% and 2.54% of loans outstanding at March 31, 2009 and December 31, 2008, respectively. On March 31, 2009, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $7.9 million compared to $10.0 million as of December 31, 2008. The decline in nonperforming loans is the result of loans being charged off or being moved into other real estate owned. We had $6.5 million in other real estate owned and repossessions at March 31, 2009 compared to $3.7 million at December 31, 2008.

Loans considered impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under SFAS No. 114. At March 31, 2009, we had loans totaling $18.4 million (which includes $7.8 million in nonperforming loans) which were considered to be impaired under SFAS No. 114 compared to $16.5 million at December 31, 2008. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under SFAS No. 114 and their associated reserve allocation, if any, at March 31, 2009.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	21	$7.8	$0.1
Restructured loans	1	0.1	—

Total nonperforming loans	22	$7.9	$0.1

Other impaired loans with allocated reserves	11	4.8	0.4
Impaired loans without allocated reserves	23	5.7	—

Total impaired loans	56	$18.4	$0.5

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

Our investment securities totaled $247.7 million at March 31, 2009, $239.7 million at December 31, 2008 and $160.9 million at March 31, 2008. The increase in investment securities of $86.8 million or 54.0% when compared to March 31, 2008 is principally due to leverage strategies implemented to take advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At March 31, 2009, the securities portfolio had unrealized net gains of approximately $1.7 million, which are reported in accumulated other comprehensive income on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at March 31, 2009 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of March 31, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of March 31, 2009 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$76,160	$77,702
Federal Home Loan Mortgage Corporation	53,174	54,219
Federal Farm Credit Banks	7,503	7,581
Government National Mortgage Association	58,120	59,369

At March 31, 2009, we held $8.4 million in bank owned life insurance, compared to $8.3 million and $8.1 million at December 31, 2008 and March 31, 2008, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $688.1 million as of March 31, 2009 compared to deposits of $629.2 million at December 31, 2008 and up 23.8% compared to deposits of $555.6 million at March 31, 2008. We attribute our deposit growth during the twelve months ended March 31, 2009 to an increase in wholesale time deposits. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will increase during 2009.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased, repurchase agreements and other borrowings to be repaid this year. Our short-term borrowings totaled $62.2 million at March 31, 2009, compared to $57.7 million on December 31, 2008, an increase of $4.5 million.

The following table details the maturities and rates of our borrowings from the FHLB, as of March 31, 2009.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
March 13, 2009	Fixed rate	27,000	1 month	0.45	April 13, 2009
March 17, 2009	Fixed rate	20,000	1 month	0.41	April 17, 2009
March 12, 2008	Fixed rate	5,000	2 years	2.56	March 12, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

	Total Borrowings: $ 73,000		Composite rate: 1.38%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $21.0 million on March 31, 2009, compared to $26.0 million FHLB advances on December 31, 2008 and March 31, 2008. The decrease of $5 million in long-term FHLB advances as of March 31, 2009, is the result of an FHLB advance being reclassed to short-term borrowing because the current time to maturity is less than a year.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using local core deposits, retail repurchase agreements and the Bank’s capital position. To date, these core funds, supplemented by FHLB advances, institutional deposits obtained through the internet and a modest amount of brokered deposits, have been adequate to fund loan demand in our market areas, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes. It is anticipated that funding sources in the future will include continued use of brokered deposits and institutional deposits obtained through the Internet.

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $173.1 million and $168.6 million of advances from the FHLB at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 we had outstanding FHLB advances totaling $73.0 million compared to $60.0 million and $70.0 million at December 31, 2008 and March 31, 2008, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2009, we owned 54,310 shares of the FHLB’s $100 par value capital stock, compared to 38,591 and 42,722 shares at December 31, 2008 and March 31, 2008, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $31.0 million available to us at March 31, 2009 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2009, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the three months ended March 31, 2009 totaled $1.0 million, compared to net cash provided by operations of $1.9 million for the same period in 2008. Net cash used in investing activities increased to $78.5 million for the three months ended March 31, 2009, as compared to $67.6 million for the same period in 2008 primarily due to the increased purchase of investment securities during the first quarter of 2009. Net cash provided by financing activities was $75.6 million for the first three months of 2009, compared to net cash provided of $67.6 million for the same period in 2008 due primarily to net increase in deposits and proceeds from preferred stock. Cash and cash equivalents at March 31, 2009 was $14.9 million compared to $23.8 million at March 31, 2008.

Capital Resources

Shareholders’ Equity

As of March 31, 2009, our total shareholders’ equity was $86.9 million (consisting of common shareholders’ equity of $69.9 million and preferred stock of $17.0 million) compared with total shareholders’ equity of $67.9 million as of December 31, 2008 (consisting of common shareholders’ equity of $67.9 million and no preferred stock). On January 16, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 17,949 shares of the Company’s fixed rate cumulative preferred stock, series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued warrants to purchase 144,984 shares of the Company’s common stock. The Company received $17,949,000 in cash. Common shareholders’ equity increased by approximately $1.1 million to $69.0 million at March 31, 2009 from $67.9 million at December 31, 2008. We generated net income of $1.3 million, experienced an increase in net unrealized gains on available-for-sale securities of $0.4 million and recognized stock based compensation of $29 thousand on incentive stock awards. We declared cash dividends of $519 thousand on our common shares or $0.1825 per share during the first quarter of 2009 and dividends and accretion of discount of $207 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of March 31, 2009, we and the Bank met all capital adequacy requirements to which we are subject.

During the first quarter of 2009, we experienced an increase in our capital ratios when compared to the periods ending December 31, 2008 and March 31, 2008. This increase is primarily due to the preferred stock issued in January 2009.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio		Minimum required for capital adequacy purposes Ratio		Our Ratio	Bank’s Ratio
As of March 31, 2009:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.87%	7.80%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	13.54	10.69

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.31	11.46

As of December 31, 2008:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.65%	8.65%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	10.83	10.83

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	11.80	11.80

As of March 31, 2008:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	10.02%	8.44%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.07	10.17

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	12.86	10.95

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2008.

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2009, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item 2 was previously reported in our Current Report on Form 8-K dated January 15, 2009.

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

ECB BANCORP, INC.
(Registrant)

Date: May 11, 2009	By:	/s/ Arthur H. Keeney III
Arthur H. Keeney III
(President & CEO)

Date: May 11, 2009	By:	/s/ Gary M. Adams
Gary M. Adams
(Senior Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description
10.01	Letter Agreement dated January 16, 2009, between the Registrant and the United States Department of the Treasury (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.02	Capital Purchase Program Compliance Agreement dated January 16, 2009, by and among ECB Bancorp, Inc., The East Carolina Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.03	Capital Purchase Program Compliance Agreement dated January 16, 2009, by and among ECB Bancorp, Inc., The East Carolina Bank and J. Dorson White (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.04	Capital Purchase Program Compliance Agreement dated January 16, 2009, by and among ECB Bancorp, Inc., The East Carolina Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.05	Capital Purchase Program Compliance Agreement dated January 16, 2009, by and among ECB Bancorp, Inc., The East Carolina Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)