Form 10-Q
period 2009-06-30
ECB BANCORP INC
filed 2009-08-10
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

On August 6, 2009, there were 2,844,489 outstanding shares of Registrant’s common stock.

This Form 10-Q has 44 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$13,688	$15,897
Interest bearing deposits	895	902
Overnight investments	10,645	—

Total cash and cash equivalents	25,228	16,799

Investment securities
Available-for-sale, at market value (cost of $231,683 and $237,638 at June 30, 2009 and December 31, 2008, respectively)	232,521	239,709

Loans	566,601	538,836
Allowance for loan losses	(5,787)	(5,931)

Loans, net	560,814	532,905

Real estate and repossessions acquired in settlement of loans, net	7,200	3,724
Federal Home Loan Bank common stock, at cost	5,116	3,859
Bank premises and equipment, net	25,340	25,737
Accrued interest receivable	4,577	4,663
Bank owned life insurance	8,511	8,347
Other assets	8,158	6,108

Total	$877,465	$841,851

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$96,023	$90,197
Demand, interest bearing	115,738	99,011
Savings	18,341	16,882
Time	473,365	423,062

Total deposits	703,467	629,152

Payable, settlement for securities purchased	—	53,426
Accrued interest payable	1,646	2,889
Short-term borrowings	60,191	57,716
Long-term obligations	21,000	26,000
Other liabilities	5,369	4,725

Total liabilities	791,673	773,908

Shareholders’ equity
Preferred stock, Series A	17,041	—
Common stock, par value $3.50 per share	9,956	9,956
Capital surplus	25,746	25,707
Warrant	878	—
Retained earnings	31,676	31,026
Accumulated other comprehensive income	495	1,254

Total shareholders’ equity	85,792	67,943

Total	$877,465	$841,851

Common shares outstanding	2,844,489	2,844,489
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	—
Preferred shares authorized	2,000,000	—

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and six months ended June 30, 2009 and 2008

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,666	$7,805	$15,013	$15,762
Interest on investment securities:
Interest exempt from federal income taxes	332	326	651	660
Taxable interest income	2,307	1,565	4,837	2,824
Dividend income	—	87	30	151
Other interest income	—	45	3	115

Total interest income	10,305	9,828	20,534	19,512

Interest expense:
Deposits:
Demand accounts	199	185	385	481
Savings	11	22	22	45
Time	3,173	3,668	6,768	7,571
Short-term borrowings	112	406	308	849
Long-term obligations	168	200	367	249
Other interest expense	—	—	30	—

Total interest expense	3,663	4,481	7,880	9,195

Net interest income	6,642	5,347	12,654	10,317
Provision for loan losses	2,000	570	2,750	900

Net interest income after provision for loan losses	4,642	4,777	9,904	9,417

Noninterest income:
Service charges on deposit accounts	916	859	1,792	1,705
Other service charges and fees	350	405	617	674
Mortgage origination brokerage fees	236	330	527	637
Net gain on sale of securities	183	19	588	94
Income from bank owned life insurance	82	76	164	165
Other operating income	25	38	67	450

Total noninterest income	1,792	1,727	3,755	3,725

Noninterest expenses:
Salaries	2,005	1,983	4,074	4,019
Retirement and other employee benefits	702	847	1,453	1,679
Occupancy	449	459	929	911
Equipment	431	414	819	836
Professional fees	102	86	399	296
Supplies	55	73	111	155
Telephone	138	161	290	338
FDIC insurance	655	91	910	167
Other operating expenses	947	994	1,971	1,964

Total noninterest expenses	5,484	5,108	10,956	10,365

Income before income taxes	950	1,396	2,703	2,777
Income taxes	150	294	650	629

Net income	800	1,102	2,053	2,148

Preferred stock dividends	224	—	406	—
Accretion of discount	44	—	69	—

Income available to common shareholders	$532	$1,102	$1,578	$2,148

Net income per share—basic	$0.19	$0.38	$0.55	$0.74

Net income per share—diluted	$0.19	$0.38	$0.55	$0.74

Weighted average shares outstanding—basic	2,844,489	2,891,931	2,843,260	2,901,775

Weighted average shares outstanding—diluted	2,846,359	2,897,399	2,844,904	2,906,954

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2009 and 2008

(Dollars in thousands, except per share data)

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrant	surplus	earnings	loss	income	Total
Balance January 1, 2008	$—	2,920,769	$10,184	—	$27,026	$30,099	$(468)		$66,841

Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4						(387)			(387)

Unrealized loss, net of income tax benefit of $1,234							(1,970)	$(1,970)	(1,970)

Net income						2,148		2,148	2,148

Total comprehensive income								$178

Stock options exercised		—							—

Stock based compensation			38		61				99

Repurchase of common stock		(34,373)	(120)		(746)				(866)

Issuance of restricted stock		2,500	9		(9)				—
Cash dividends ($0.365 per share)						(1,059)			(1,059)

Balance June 30, 2008	$—	2,888,896	$10,111	$—	$26,332	$30,801	$(2,438)		$64,806

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrant	surplus	earnings	income	income	Total
Balance January 1, 2009	$—	2,844,489	$9,956	$—	$25,707	$31,026	$1,254		$67,943

Unrealized loss, net of income tax benefit of $ 475							(759)	$(759)	(759)

Net income						2,053		2,053	2,053

Total comprehensive income								$1,294

Issuance of preferred stock in connection with Capital
Purchase Program, net of discount on preferred stock	17,067								17,067

Issuance of common stock warrants in connection with

Capital Purchase Program				882					882

Costs associated with issuance of preferred stock and common warrants	(95)			(4)					(99)

Stock based compensation			—		39				39

Preferred stock accretion	69	—	—		—	(69)			—

Cash dividends on preferred stock		—			—	(296)			(296)

Cash dividends ($0.365 per share)						(1,038)			(1,038)

Balance June 30, 2009	$17,041	2,844,489	$9,956	$878	$25,746	$31,676	$495		$85,792

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(Dollar amounts in thousands)

	Six months ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,053	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	676	650
Amortization of premium on investment securities, net	489	51
Provision for loan losses	2,750	900
Gain on sale of securities	(588)	(94)
Stock based compensation	39	99
Impairment on equity investment	—	67
(Increase) decrease in accrued interest receivable	86	(8)
Loss on disposal of premises and equipment	7	11
Loss on sale of real estate and repossessions acquired in settlement of loans	43	—
Income from Bank owned life insurance	(164)	(165)
Increase in other assets	(2,050)	(2,605)
(Decrease) increase in accrued interest payable	(1,243)	564
Increase in other liabilities, net	1,118	749

Net cash provided by operating activities	3,216	2,367

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	42,049	18,547
Proceeds from maturities of investment securities classified as available-for-sale	34,540	21,470
Purchases of investment securities classified as available-for-sale	(123,961)	(74,879)
Purchase of Federal Home Loan Bank common stock	(1,257)	(1,927)
Proceeds from disposal of premises and equipment	(8)	—
Purchases of premises and equipment	(278)	(1,354)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	272	35
Net loan originations	(34,450)	(63,110)

Net cash used by investing activities	(83,093)	(101,218)

Cash flows from financing activities:
Net increase in deposits	74,315	51,912
Net increase (decrease) in borrowings	(2,525)	43,754
Dividends paid to common shareholders	(1,038)	(1,005)
Dividends paid on preferred stock	(296)	—
Net proceeds from issuance of preferred stock	17,850	—
Repurchase of common stock	—	(866)

Net cash provided by financing activities	88,306	93,795

Increase (decrease) in cash and cash equivalents	8,429	(5,056)
Cash and cash equivalents at beginning of period	16,799	22,003

Cash and cash equivalents at end of period	$25,228	$16,947

Cash paid during the period:
Interest	$9,123	$8,631
Taxes	1,631	843
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$519	$527
Unrealized losses on available-for-sale securities, net of deferred taxes	(759)	(1,970)
Transfer from loans to real estate and reposessions acquired in settlement of loans	3,791	572
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	—	387
Transfer from long-term to short-term borrowings	5,000	—
Payable, settlement for securities purchased	53,000	—

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and retirement plan costs. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties held as collateral for loans. Our retirement plans and other post-retirement benefit costs are actuarially determined based on assumptions on the discount rate, estimated future return on plan assets and the health care cost trend rate.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim consolidated financial statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 10, 2009, the date the financial statements were issued.

(2) Net Income Per Share

Basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the six or three-month periods ended June 30, 2009. For the six and three-month periods ended June 30, 2008, diluted weighted average shares outstanding increased by 2,796 and 3,048, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2009 and 2008, diluted weighted average shares outstanding increased by 1,644 and 2,383, respectively, due to the dilutive impact of options. Stock options increased diluted weighted average shares by 1,870 for the three months ended June 30, 2009 and 2,420 for the three months ended June 30, 2008. There were 53,675 and 52,699 anti-dilutive (not in the money) options outstanding for both the six and three-months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 the warrant, consisting of 144,984 shares issued to the U.S. Treasury Department was not included in the computation of net income per share for either the six or three-month period because its exercise price exceeded the market price of the Company’s stock on that date.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the six months ended June 30.

	Six months ended June 30, 2009 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,578	2,843,260	$0.55

Effect of dilutive securities	—	1,644

Diluted net income per share	$1,578	2,844,904	$0.55

	Six months ended June 30, 2008 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,148	2,901,775	$0.74

Effect of dilutive securities	—	5,179

Diluted net income per share	$2,148	2,906,954	$0.74

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended June 30.

	Three months ended June 30, 2009 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$532	2,844,489	$0.19

Effect of dilutive securities	—	1,870

Diluted net income per share	$532	2,846,359	$0.19

	Three months ended June 30, 2008 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,102	2,891,931	$0.38

Effect of dilutive securities	—	5,468

Diluted net income per share	$1,102	2,897,399	$0.38

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the “Plan”) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with SFAS No. 123(R). Compensation cost charged to income was approximately $39 thousand and $99 thousand for the six months ended June 30, 2009 and 2008, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values are based on estimates at the date of grant. There were no options granted during the six month period ending June 30, 2009. There were 6,100 shares granted during the six month period ending June 30, 2008.

A summary of option activity under the Plan as of June 30, 2009, and changes during the six-month period ended June 30, 2009 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2008	59,227	$27.79

Granted	—	$—

Forfeited	—	$—

Exercised	—	$—

Outstanding at June 30, 2009	59,227	$27.79	6.49 years	$43

Exercisable at June 30, 2009	38,983	$27.22	5.90 years	$43

No options were exercised during the six month period ended June 30, 2009 or during the six month period ended June 30, 2008.

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

There were 5,097 shares of non-vested restricted stock as of December 31, 2008. 2,597 shares vested on January 1, 2009 and 2,500 vested on March 31, 2009 resulting in a zero balance of non-vested restricted stock as of June 30, 2009.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

Stock Options
(Dollars in thousands)
July 1 – December 31, 2009	$22

2010	36

2011	22

2012	9

2013	2

Total	$91

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the six- and three-month periods ended June 30, 2009 and 2008 includes the following components.

	Six months ended June 30, (Dollars in thousands)
	2009	2008
Components of net periodic cost:
Service cost	$2	$2
Interest cost	24	22
Prior service cost	(4)	(4)

Net periodic postretirement benefit cost	$22	$20

	Three months ended June 30, (Dollars in thousands)
	2009	2008
Components of net periodic cost:
Service cost	$1	$1
Interest cost	12	11
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$11	$10

The Company expects to contribute $44 thousand to its postretirement benefit plan in 2009. No contributions were made in the first six months of 2009. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2008.

(5) Investment Securities

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$33,231	$51	$(604)	$32,678

Obligations of states and political subdivisions	35,723	528	(423)	35,828

Mortgage-backed securities	152,177	2,313	(245)	154,245

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	9,552	33	(543)	9,042

Equity securities	1,000	—	(272)	728

	$231,683	$2,925	$(2,087)	$232,521

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$28,899	$633	$(8)	$29,524

Obligations of states and political subdivisions	33,434	306	(531)	33,209

Mortgage-backed securities	167,250	2,163	(5)	169,408

Corporate Bonds	7,055	9	(176)	6,888

Equity securities	1,000	—	(320)	680

	$237,638	$3,111	$(1,040)	$239,709

Gross realized gains and losses on sales of securities for the three and six-month periods ended June 30, 2009 and June 30, 2008 were as follows (dollars in thousands):

	Six months ended June 30, (Dollars in thousands)
	2009	2008
Gross realized gains	$603	$132

Gross realized losses	(15)	(38)

Net realized gains	$588	$94

	Three months ended June 30, (Dollars in thousands)
	2009	2008
Gross realized gains	$198	$39

Gross realized losses	(15)	(20)

Net realized gains	$183	$19

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of June 30, 2009 and December 31, 2008:

June 30, 2009

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-Sponsored enterprises	$29,444	$604	$—	$—	$29,444	$604
Obligations of states and political subdivisions	9,124	196	2,769	227	11,893	423
Mortgage-backed securities	31,514	245	—	—	31,514	245
Equity securities	—	—	728	272	728	272
Corporate bonds	2,314	202	2,196	341	4,510	543

Total	$72,396	$1,247	$5,693	$840	$78,089	$2,087

December 31, 2008

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-Sponsored enterprises	$3,989	$8	$—	$—	$3,989	$8
Obligations of states and political subdivisions	9,025	490	2,520	41	11,545	531
Mortgage-backed securities	2,989	—	1,117	5	4,106	5
Equity securities	—	—	680	320	680	320
Corporate bonds	2,363	176	—	—	2,363	176

Total	$18,366	$674	$4,317	$366	$22,683	$1,040

As of June 30, 2009, management has concluded that the unrealized losses above (which consisted of 79 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above with the exception of the equity securities are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include nine (9) municipal obligations and two (2) corporate securities. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. There was one (1) equity security that has been in an unrealized loss position for more than twelve months.

During the first quarter 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in the investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment. Although TCAP’s stock price traded below it carrying price of $15 per share during the past year, it did report an increase in net investment income per share of $1.54 in 2008 compared to $0.95 in 2007. TCAP also continued to increase its quarterly dividend during the past year and announced a $0.40 dividend for the second quarter of 2009 which resulted in a dividend yield of over fifteen percent on an annualized basis as of June 30, 2009. Based upon the analysis performed and Bank’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Bank does not consider the investment to be other-than-temporarily impaired.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2009 and December 31, 2008 by remaining contractual maturity are as follows (dollars in thousands):

June 30, 2009

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$2,191	$2,154

Due in five through ten years	15,707	15,514

Due after ten years	15,333	15,010

Obligations of states and political subdivisions:

Due in one year or less	1,071	1,081

Due in one through five years	7,018	7,228

Due in five through ten years	16,649	16,815

Due after ten years	10,985	10,704

Mortgage-backed securities:

Due in five through ten years	8,097	8,327

Due after ten years	144,080	145,918

Corporate Bonds:

Due in one year or less	2,500	2,533

Due in five through ten years	7,052	6,509

Equity securities:
Due after ten years	1,000	728

Total securities	$231,683	$232,521

Securities with an amortized cost of $184.5 million at June 30, 2009 were pledged as collateral. Of this total, amortized cost of $105.2 million and fair value of $105.8 million are pledged as collateral for FHLB advances.

December 31, 2008

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

Securities with an amortized cost of $113.3 million at December 31, 2008 were pledged as collateral. Of this total, amortized cost of $39.1 million and fair value of $40.0 million are pledged as collateral for FHLB advances.

(6) Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income	$800	$1,102	$2,053	$2,148

Other comprehensive loss:

Unrealized losses arising during the period	(1,770)	(4,886)	(646)	(3,111)

Tax benefit	682	1,883	249	1,199

Reclassification to realized gains	(183)	(19)	(588)	(94)

Tax benefit	70	7	226	36

Other comprehensive loss	(1,201)	(3,015)	(759)	(1,970)

Total comprehensive (loss) income	$(401)	$(1,913)	$1,294	$178

(7) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. See disclosures about fair value measurements in note 8 below.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of SFAS 160 had no material effect on the Company’s consolidated financial statements.

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

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) (FASB ASC 715-20-65) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.

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

FSP SFAS 115-2 and SFAS 124-2(FASB ASC 320-10-65) , “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market, it is considered a publicly traded company for this purpose.

The three staff positions were effective for periods ending after June 15, 2009. The Company adopted the staff positions for its second quarter ended June 30, 2009 and they had no material impact on the consolidated financial statements.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. This standard was adopted and disclosures made for the second quarter ended June 30, 2009.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:

Cash and cash equivalents	$25,228	$25,228	$16,799	$16,799

Investment securities	232,521	232,521	239,709	239,709

FHLB stock	5,116	5,116	3,859	3,859

Accrued interest receivable	4,577	4,577	4,663	4,663

Net loans	560,814	557,960	532,905	531,166

Financial liabilities:

Deposits	$703,467	$701,444	$629,152	$632,152

Short-term borrowings	60,191	60,191	57,716	57,716

Accrued interest payable	1,646	1,646	2,889	2,889

Long-term obligations	21,000	20,982	26,000	26,254

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Real Estate and Repossessions Acquired in Settlement of Loans

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

Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$232,521	$19,002	$210,918	$2,601
Total assets at fair value	$232,521	$19,002	$210,918	$2,601

Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$239,709	$64,521	$164,116	$11,072
Total assets at fair value	$239,709	$64,521	$164,116	$11,072

Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis as of June 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$10,777	$—	$9,151	$1,626
Real estate and repossessions acquired in settlement of loans	4,374	—	1,606	2,768
Total assets at fair value	$15,151	$—	$10,757	$4,394

Total liabilities at fair value	$—	$—	$—	$—

Assets and liabilities recorded at fair value on a nonrecurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans in accordance with SFAS 114	$12,271	$—	$10,247	$2,024
Total assets at fair value	$12,271	$—	$10,247	$2,024

Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009.

Total Fair Value Measurements

(Dollars in thousands)	Available-for Sale Debt Securities
Balance, December 31, 2008	$11,072

Total gains or losses (realized/unrealized):

Included in earnings	—

Included in other comprehensive loss	(97)

Purchases, issuances, and settlements	—

Transfers in to/out of Level 3	(8,374)

Balance, June 30, 2009	$2,601

(9) U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program

On January 16, 2009, the Company issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of common stock with an exercise price of $18.57 to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless the Company has redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required to, among other things, increase common stock dividend above the current quarterly cash dividend of $0.1825 per share or repurchase common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own these securities sold under the TARP Capital Purchase Program, the compensation arrangements for senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder.

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

As of June 30, 2009, we had consolidated assets of approximately $877.5 million, total loans of approximately $566.6 million, total deposits of approximately $703.5 million and shareholders’ equity of approximately $85.8 million. For the three months ended June 30, 2009, we had income available to common shareholders of $532 thousand or $0.19 basic and diluted earnings per share, compared to income available to common shareholders of $1.1 million, or $0.38 basic and diluted earnings per share for the three months ended June 30, 2008. For the six months ended June 30, 2009, we had income available to common shareholders of $1.6 million or $0.55 basic and diluted earnings per share, compared to income available to common shareholders of $2.1 million or $0.74 basic and diluted earnings per share for the six months ended June 30, 2008.

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

Comparison of the Results of Operations for the Three- and Six-Month Periods Ended June 30, 2009 and 2008

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2009 as compared to the same periods in 2008.

Condensed Consolidated Statements of Income

(Dollars in thousands)

	For the Three Months Ended June 30, 2009	Changes from the Prior Year		For the Six Months Ended June 30, 2009	Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$10,305	$477	4.9	$20,534	$1,022	5.2
Total interest expense	3,663	(818)	(18.3)	7,880	(1,315)	(14.3)

Net interest income	6,642	1,295	24.2	12,654	2,337	22.7
Provision for loan losses	2,000	1,430	250.9	2,750	1,850	205.6

Net interest income after
Provision for loan losses	4,642	(135)	(2.8)	9,904	487	5.2

Noninterest income	1,792	65	3.8	3,755	30	0.8
Noninterest expense	5,484	376	7.4	10,956	591	5.7

Income before income taxes	950	(446)	(31.9)	2,703	(74)	(2.7)
Income tax provision	150	(144)	(49.0)	650	21	3.3

Net income	800	(302)	(27.4)	2,053	(95)	(4.4)

Preferred stock dividend and accretion of discount	268	268	NA	475	475	NA

Net income available to common shareholders	$532	$(570)	(51.7)	$1,578	$(570)	(26.5)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2009 was $6.6 million, an increase of $1.3 million or 24.2% when compared to net interest income of $5.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, net interest income was $12.7 million, an increase of $2.3 million or 22.7% when compared to net interest income of $10.3 million for the period in 2008

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non interest bearing deposits.

Interest income increased $477 thousand or 4.9% for the three months ended June 30, 2009 compared to the same three months of 2008. Interest income increased $1.0 million or 5.2% for the six months ended June 30, 2009 compared to the same six months in 2008. The increases for the three and six months ended June 30, 2009 are due to the increase in the volume of our average earning assets which was partially offset by decreases in the rates paid on these earning assets. The tax equivalent yield on average earning assets decreased 85 basis points for the quarter ended June 30, 2009 to 5.17% from 6.02% for the same period in 2008. For the first six months of 2009, the yield on average earning assets, on a tax-equivalent basis, decreased 104 basis points to 5.21% compared to 6.25% at June 30, 2008. Management attributes the decrease in the yield on our earning assets to the decrease in short-term market interest rates. Approximately $322.8 million or 56.9% of our loan portfolio consists of variable rate loans that adjust with the movement of the national prime rate. As a result, composite yield on our loans decreased approximately 80 basis points for the second quarter of 2009 compared to the second quarter of 2008 and 108 basis points for the six-month periods ended June 30, 2009 and 2008. The increase in volume of the Bank’s investment portfolio during the three- and six-month periods ended June 30, 2009 compared with the same periods of 2008 more than offset the reduction of interest income earned on loans for the comparative periods due a lower prime rate.

Our average cost of funds during the second quarter of 2009 was 2.12%, a decrease of 109 basis points when compared to 3.21% for the second quarter of 2008. Average rates paid on bank certificates of deposit decreased 150 basis points from 4.13% for the quarter ended June 30, 2008 to 2.63% for the quarter ended June 30, 2009, while our average cost of borrowed funds decreased 133 basis points during the second quarter of 2009 compared to the same period in 2008. Total interest expense decreased $818 thousand or 18.3% during the second quarter of 2009 compared to the same period in 2008, primarily the result of decreased market rates paid on these liabilities. For the six months ended June 30, 2009, our cost of funds was 2.32% a decrease of 115 basis points when compared to 3.47% for the same period in 2008. Average rates paid on bank certificates of deposit decreased 153 basis points from 4.42% to 2.89% for the first six months of 2009, while our cost of borrowed funds decreased 144 basis points compared to the same period a year ago. Total interest expense decreased $1.3 million or 14.3% during the six months of 2009 compared to the same period in 2008, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $151.1 million for the six months of 2009 compared with the same period in 2008.

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

Margin pressure continued to ease during the second quarter of 2009 as our net interest margin improved from the first quarter of 2009. Margins could continue to improve further over the next several months as low funding cost continues to improve our margin. We continue to experience the effect of repricing our interest-bearing liabilities at much lower rates while yields on our earning assets are remaining steady.

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended June 30, 2009 was 3.37% compared to 3.32% in the second quarter of 2008 while our net interest spread increased 24 basis points during the same period. For the six months ended June 30, 2009, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 3.24% compared to 3.36% in the six months of 2008 while our net interest spread increased 11 basis points.

Our funding growth year-over-year has been, primarily, in the form of CD’s and we have experienced a decline in our percentage of transaction accounts to total deposits. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended June 30, 2009 and 2008 were 85.4% and 84.0%, respectively. For the six months ended June 30, 2009, average interest-bearing liabilities as a percentage of interest-earning assets were 84.9% compared to 83.5% for the six months ended June 30, 2008.

Management plans to continue to improve net interest income by growing our balance sheet while maintaining a constant or improving interest margin.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended June 30, 2009 and 2008

	2009			2008
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$557,169	5.52%	$7,666	$495,092	6.32%	$7,805
Taxable securities	211,735	4.37%	2,307	130,252	5.09%	1,652
Non-taxable securities (2)	34,733	5.81%	503	35,145	5.64%	494
Other investments	8,395	—%	—	5,678	3.18%	45

Total interest- earning assets	812,032	5.17%	$10,476	666,167	6.02%	$9,996
Cash and due from banks	10,856			12,670
Bank premises and equipment, net	25,407			25,122
Other assets	24,179			19,121

Total assets	$872,474			$723,080

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$611,259	2.22%	$3,383	$469,531	3.31%	$3,875
Short-term borrowings	60,947	0.74%	112	63,997	2.54%	406
Long-term obligations	21,000	3.21%	168	26,000	3.09%	200

Total interest- bearing liabilities	693,206	2.12%	3,663	559,528	3.21%	4,481
Non-interest-bearing deposits	86,849			88,553
Other liabilities	4,579			7,442
Shareholders’ equity	87,840			67,557

Total liabilities and Shareholders’ equity	$872,474			$723,080

Net interest income and net interest margin (FTE) (3)		3.37%	$6,813		3.32%	$5,515

Interest rate spread (FTE) (4)		3.05%			2.81%

(1)	Average loans include non-accruing loans, net of allowance for loan losses.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $171 thousand and $168 thousand for periods ended June 30, 2009 and 2008, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

For the six months ended June 30, 2009 and 2008

	2009			2008
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$546,654	5.54%	$15,013	$479,950	6.62%	$15,762
Taxable securities	217,921	4.50%	4,867	119,047	5.04%	2,975
Non-taxable securities (2)	34,395	5.78%	986	35,172	5.73%	1,000
Other investments	8,495	0.07%	3	6,127	3.78%	115

Total interest- earning assets	807,465	5.21%	$20,869	640,296	6.25%	$19,852
Cash and due from banks	10,063			12,552
Bank premises and equipment, net	25,547			24,950
Other assets	23,370			18,537

Total assets	$866,445			$696,335

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$594,642	2.43%	$7,175	$460,604	3.54%	$8,097
Short-term borrowings	67,485	0.92%	308	57,704	2.97%	849
Long-term obligations	23,459	3.41%	397	16,187	3.10%	249

Total interest- bearing liabilities	685,586	2.32%	7,880	534,495	3.47%	9,195
Non-interest-bearing deposits	84,756			86,938
Other liabilities	10,289			7,207
Shareholders’ equity	85,814			67,695

Total liabilities and Shareholders’ equity	$866,445			$696,335

Net interest income and net interest margin (FTE) (3)		3.24%	$12,989		3.36%	$10,657

Interest rate spread (FTE) (4)		2.89%			2.78%

(1)	Average loans include non-accruing loans, net of allowance for loan losses.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $335 thousand and $340 thousand for periods ended June 30, 2009 and 2008, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended June 30, 2009 and 2008

Increase (Decrease) in interest income and expense due to changes in:

	2009 compared to 2008
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$916	$(1,055)	$(139)
Taxable securities	961	(306)	655
Non-taxable securities (2)	(6)	15	9
Other investments	11	(56)	(45)

Interest income	1,882	(1,402)	480

Interest-bearing deposits	977	(1,469)	(492)
Short-term borrowings	(12)	(282)	(294)
Long-term obligations	(39)	7	(32)

Interest expense	926	(1,744)	(818)

Net interest income	$956	$342	$1,298

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $171 thousand and $168 thousand for periods ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008

Increase (Decrease) in interest income and expense due to changes in:

	2009 compared to 2008
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$2011	$(2,760)	$(749)
Taxable securities	2,340	(448)	1,892
Non-taxable securities (2)	(22)	8	(14)
Other investments	23	(135)	(112)

Interest income	4,352	(3,335)	1,017

Interest-bearing deposits	1,987	(2,909)	(922)
Short-term borrowings	94	(635)	(541)
Long-term obligations	117	31	148

Interest expense	2,198	(3,513)	(1,315)

Net interest income	$2,154	$178	$2,332

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $335 thousand and $340 thousand for periods ended June 30, 2009 and 2008, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three- and six-months ended June 30, 2009 was $2.0 million and $2.8 million, respectively. The Bank had net charge-offs of $1.0 million for the quarter ended June 30, 2009 compared to net charge-offs of $210 thousand during the second quarter of 2008. For the six-month periods ended June 30, 2009 and 2008, the Bank had net charge-offs of $2.9 million and $244 thousand, respectively. Net charge-offs increased mainly due to the Bank writing-down several large collateral dependent loans. A large portion of these loans had previously been identified and reserved for in the allowance for loan loss in the previous year. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and six-month periods ended June 30, 2009 and 2008.

	For the Three Months Ended June 30, 2009	Changes from the Prior Year		For the Six Months Ended June 30, 2009	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$916	$57	6.6	$1,792	$87	5.1
Other service charges and fees	350	(55)	(13.6)	617	(57)	(8.5)
Mortgage origination brokerage fees	236	(94)	(28.5)	527	(110)	(17.3)
Net gain on sale of securities	183	164	863.2	588	494	525.5
Income from bank owned life insurance	82	6	7.9	164	(1)	(0.6)
Other operating income	25	(13)	(34.2)	67	(383)	(85.1)

Total noninterest income	$1,792	$65	3.8	$3,755	$30	0.8

Noninterest income increased $65 thousand or 3.8% to $1.8 million for the second quarter of this year compared to $1.7 million for the same period in 2008. For the six months ended June 30, 2009 noninterest income increased $30 thousand or 0.8% to $3.8 million compared to $3.7 million for the same period in 2008. The increase in noninterest income in the second quarter of 2009 is primarily due to an increase in gains on the sale of securities. The year to date increase in noninterest income is also the result of gains on the sale of securities of $494 thousand which compares to an income distribution from Visa International’s initial public offering in the amount of $386 thousand during the same period in 2008. As a member bank of Visa, we received the proceeds for the redemption of approximately 9 thousand shares of class B common stock. Other service charges and fees decreased $55 thousand and $57 thousand, respectively for the three and six months ended June 30, 2009 as compared to the same periods in 2008. The primary reason for the decrease is that brokerage investment service fees were down during both periods. Year to date mortgage loan origination brokerage fees decreased $94 thousand compared to the previous year three-month period. Other operating income decreased $383 thousand or 85.1% for the six month period ending June 30, 2009 due to the nonrecurring Visa distribution mentioned above that was received in the June 30, 2008 six month period.

Noninterest Expense

Noninterest expense increased 7.4% and 5.7%, respectively for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The following table presents the components of noninterest expense for the three and six months ended June 30, 2009 and dollar and percentage changes from the prior year.

	For the Three Months Ended June 30, 2009	Changes from the Prior Year		For the Six Months Ended June 30, 2009	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,005	$22	1.1	$4,074	$55	1.4
Retirement and other employee benefits	702	(145)	(17.1)	1,453	(226)	(13.5)
Occupancy	449	(10)	(2.2)	929	18	2.0
Equipment	431	17	4.1	819	(17)	(2.0)
Professional fees	102	16	18.6	399	103	34.8
Supplies	55	(18)	(24.7)	111	(44)	(28.4)
Telephone	138	(23)	(14.3)	290	(48)	(14.2)
FDIC deposit insurance	655	564	619.8	910	743	444.9
Other operating expenses	947	(47)	(4.7)	1,971	7	0.4

Total noninterest expenses	$5,484	$376	7.4	$10,956	$591	5.7

Salary expense for the three and six months ended June 30, 2009 increased $22 thousand and $55 thousand, respectively, compared to the same prior year periods.

Employee related benefits expense for the three and six months ended June 30, 2009 decreased $145 and $226 thousand, respectively, over the same prior year periods. The two main components of this decrease was supplemental employee retirement plan expense and employee incentive expense. Supplemental employee retirement plan expense decreased $61 thousand during the second quarter of 2009 when compared to the second quarter of 2008 and decreased $148 thousand for the six months ended June 30, 2009 compared to the first six months of 2008. Employee incentive program expense decreased $75 thousand during the second quarter of 2009 when compared to the second quarter of 2008 and decreased $150 thousand for the six months ended June 30, 2009 compared to the first six months of 2008. Employee related insurance benefits increased by $25 thousand for the quarter ended June 30, 2009 compared to the same three-month period of 2008 and for the six-month period ended June 30, 2009 employee related insurance benefits increased $81 thousand due to increased health insurance premiums. As of June 30, 2009, we had 218 full time equivalent employees and operated 24 full service banking offices, one loan production office and one mortgage loan origination office.

Professional fees, which include consulting, audit and legal fees, increased $16 thousand for the three months ended June 30, 2009 compared to the same period of 2008 and increased $103 thousand when compared on a year to date basis to the prior year period. Consulting expense during the second quarter decreased $6 thousand and on a year to date basis, consulting expense increased $29 thousand in 2009 when compared to the same period in 2008. Audit and accounting fees in the second quarter of 2009 increased $1 thousand over audit fees incurred during the second quarter of 2008 and for the six-month period ended June 30, 2009 audit fees increased $25 thousand over the prior year six month period. Legal expense during the second quarter increased $21 thousand and on a year to date basis, legal expense increased $48 thousand in 2009 when compared to the same period in 2008.

FDIC deposit insurance expenses increased $564 thousand or 619.8% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Of this increase $400 thousand is related to the accrual for the special assessment that was levied on all banks by the FDIC which is to be paid in September of this year. For the six-month period ended June 30, 2009, FDIC deposit insurance expense increased $743 thousand or 444.9% over the six-month period ended June 30, 2008.

Income Taxes

Income tax expense for the three months ended June 30, 2009 and 2008 was $150 thousand and $294 thousand, respectively, resulting in effective tax rates of 15.8% and 21.1%, respectively. The effective tax rate for the quarter ended June 30, 2009 decreased principally due to a larger percentage of tax exempt income to taxable income during the 2009 period. For the six-month period ending June 30, 2009, tax expense was $650 thousand compared to $629 thousand for the same period of 2008, which resulted in effective tax rates of 24.0% and 22.7%, respectively. The increased effective tax rate in 2009 is due to a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset during 2008 that reduced taxes during the 2008 period. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $877.5 million at June 30, 2009, $841.9 million at December 31, 2008 and $738.0 million at June 30, 2008. Deposit growth primarily funded our year-over-year asset growth. For the twelve months ended June 30, 2009, we grew our loans $50.1 million or 9.7% while our deposits grew by approximately $125.2 million or 21.6%. Year-over-year, our earning assets grew by $136.1 million through loan originations and additions to our available-for-sale investment securities portfolio. For the six months ended June 30, 2009, we experienced increased loan demand as loans outstanding increased $27.8 million and deposits increased by $74.3 million.

Loans

As of June 30, 2009, total loans had increased to $566.6 million, up 5.2% from total loans of $538.8 million at December 31, 2008 and up 9.7% from total loans of $516.5 million at June 30, 2008. Loan growth can also be attributed to our branching efforts, the efforts of our lending team and the overall decline in interest rates for loans.

Asset Quality

At June 30, 2009, our allowance for loan losses as a percentage of loans was 1.02%, up from 0.88% at March 31, 2009 and down from 1.10% at December 31, 2008. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008.

Analysis of Changes in Allowance for Loan Losses

	For the six months Ended June 30,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$566,601	$516,492

Average loans outstanding-gross	$551,874	$484,212

Allowance for loan losses at beginning of period	$5,931	$4,083
Loans charged off:
Real estate	(2,842)	(189)
Installment loans	(13)	(6)
Credit cards and related plans	—	—
Demand Deposit overdraft program	(113)	—
Commercial and all other loans	(65)	(81)

Total charge-offs	(3,033)	(276)

Recoveries of loans previously charged off:
Real estate	—	1
Installment loans	5	3
Credit cards and related plans	—	2
Demand Deposit overdraft program	66	—
Commercial and all other loans	68	26

Total recoveries	139	32

Net charge offs	(2,894)	(244)

Provision for loan losses	2,750	900

Allowance for loan losses at end of period	$5,787	$4,739

Ratios
Annualized net charge offs to average loans during the period	1.05%	0.10%
Allowance for loan losses to loans at period end	1.02%	0.92%
Allowance for loan losses to nonperforming loans at period end	56%	752%
Allowance for loan losses to impaired loans at period end	28.3%	33.1%

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $17.5 million and $13.7 million, or 3.09% and 2.54% of loans outstanding at June 30, 2009 and December 31, 2008, respectively. On June 30, 2009, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $10.1 million compared to $10.0 million as of December 31, 2008. We had $7.2 million in other real estate owned and repossessions at June 30, 2009 compared to $3.7 million at December 31, 2008.

Loans Considered Impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under SFAS No. 114. At June 30, 2009, we had loans totaling $20.4 million (which includes $10.1 million in nonperforming loans) which were considered to be impaired under SFAS No. 114 compared to $16.5 million at December 31, 2008. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under SFAS No. 114 and their associated reserve allocation, if any, at June 30, 2009.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	26	$10.1	$0.4
Restructured loans	1	—	—

Total nonperforming loans	27	$10.1	$0.4

Other impaired loans with allocated reserves	6	3.4	0.4
Impaired loans without allocated reserves	16	6.9	—

Total impaired loans	49	$20.4	$0.8

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

Our investment securities totaled $232.5 million at June 30, 2009, $239.7 million at December 31, 2008 and $157.6 million at June 30, 2008. The increase in investment securities of $74.9 million or 47.5% when compared to June 30, 2008 is principally due to leverage strategies implemented to take advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At June 30, 2009, the securities portfolio had unrealized net gains of approximately $838 thousand, which are reported in accumulated other comprehensive income on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at June 30, 2009 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of June 30, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of June 30, 2009 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$68,812	$69,746
Federal Home Loan Mortgage Corporation	45,878	46,300
Federal Home Loan Banks	13,307	12,986
Government National Mortgage Association	35,906	36,505
Federal Farm Credit Banks	9,978	9,901
Small Business Administration	11,526	11,486

At June 30, 2009, we held $8.5 million in bank owned life insurance, compared to $8.3 million and $8.2 million at December 31, 2008 and June 30, 2008, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $703.5 million as of June 30, 2009 compared to deposits of $629.2 million at December 31, 2008 and up 21.6% compared to deposits of $578.3 million at June 30, 2008. We attribute our deposit growth during the six months and twelve months ended June 30, 2009 to an increase in wholesale time deposits. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase during 2009.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $60.2 million at June 30, 2009, compared to $57.7 million on December 31, 2008, a net increase of $2.5 million.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of June 30, 2009.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
June 3, 2009	Fixed rate	10,000	1 month	0.36	July 2, 2009
June17, 2009	Fixed rate	34,000	1 month	0.43	July 17, 2009
March 12, 2008	Fixed rate	5,000	2 years	2.56	March 12, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

Total Borrowings: $ 70,000    Composite rate: 1.41%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $21.0 million on June 30, 2009, compared to $26.0 million FHLB advances on December 31, 2008 and $26.0 million on June 30, 2008. The decrease of $5.0 million in long-term FHLB advances as of June 30, 2009, is the result of an FHLB advance being reclassified to short-term borrowing because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $175.5 million, $168.6 million and $147.6 million of advances from the FHLB at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. At June 30, 2009, we had outstanding FHLB advances totaling $70.0 million compared to $60.0 million and $70.0 million at December 31, 2008 and June 30, 2008, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2009, we owned 51,160 shares of the FHLB’s $100 par value capital stock, compared to 38,591 and 43,091 shares at December 31, 2008 and June 30, 2008, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $26.0 million available to us at June 30, 2009 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2009, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the six months ended June 30, 2009 totaled $3.2 million, compared to net cash provided by operations of $2.4 million for the same period in 2008. Net cash used in investing activities decreased to $83.1 million for the six months ended June 30, 2009, as compared to $101.0 million for the same period in 2008. Net cash provided by financing activities was $88.3 million for the first half of 2009, compared to net cash provided of $93.8 million for the same period in 2008. Cash and cash equivalents at June 30, 2009 were $25.2 million compared to $16.9 million at June 30, 2008.

Capital Resources

Shareholders’ Equity

As of June 30, 2009, our total shareholders’ equity was $85.8 million (consisting of common shareholders’ equity of $68.8 million and preferred stock of $17.0 million) compared with total shareholders’ equity of $67.9 million as of December 31, 2008 (consisting of common shareholders’ equity of $67.9 million and no preferred stock). On January 16, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 17,949 shares of the Company’s fixed rate cumulative preferred stock, series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued warrants to purchase

144,984 shares of the Company’s common stock. The Company received $17,949,000 in cash. Common shareholders’ equity increased by approximately $0.9 million to $68.8 million at June 30, 2009 from $67.9 million at December 31, 2008. We generated net income of $2.1 million, experienced a decrease in net unrealized gains on available-for-sale securities of $0.8 million and recognized stock based compensation of $39 thousand on incentive stock awards. We declared cash dividends of $1.0 million on our common shares or $0.365 per share during the first half of 2009 and dividends of $296 thousand on preferred shares.

We are subject to various regulatory capital requirements administered by our federal banking regulators. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by these regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines involving quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of June 30, 2009, we and the Bank met all capital adequacy requirements to which we are subject.

During the first half of 2009, we experienced an increase in our capital ratios when compared to the periods ending December 31, 2008 and June 30, 2008. This increase is primarily due to the preferred stock issued in January 2009.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio	Minimum required for capital adequacy purposes Ratio	Our Ratio	Bank’s Ratio
As of June 30, 2009:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.76%	7.71%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	13.20	10.43

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	14.09	11.33

As of December 31, 2008:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.65%	8.65%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	10.83	10.83

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	11.80	11.80

As of June 30, 2008:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.28%	7.82%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	11.52	9.70

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	12.33	10.52

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2009, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 21, 2009. At the meeting, our shareholders:

•	elected three directors for terms of three years each; and

•	approved a non-binding “say on pay” resolution regarding our executive compensation policies and practices; and

•	ratified the appointment of our independent public accountants for 2009.

The following table describes the results of the voting at the meeting.

Name of Nominee or Description of Other Matter Voted On	Shares Voted “For”	Shares “Withheld” or Voted “Against”	Shares Abstained	Broker “Nonvotes”
Election of Directors:
George T. Davis Jr.	2,013,177	19,080	-0-	-0-
Gregory C. Gibbs	2,017,713	14,544	-0-	-0-
John F. Hughes, Jr.	2,005,971	26,286	-0-	-0-

Proposal to vote on Non-Binding Advisory Resolution	1,842,456	55,608	134,193	-0-
Proposal to Ratify Appointment of Independent Accountants	2,027,851	4,278	128	-0-

Item 5.	Other Information

None.

Item 6.	Exhibits

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

ECB BANCORP, INC.
(Registrant)

Date: August 10, 2009	By:	/s/ A. Dwight Utz
A. Dwight Utz
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Gary M. Adams
Gary M. Adams
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)