Form 10-Q
period 2009-09-30
ECB BANCORP INC
filed 2009-11-09
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

On November 6, 2009, there were 2,847,881 outstanding shares of Registrant’s common stock.

This Form 10-Q has 45 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$13,925	$15,897
Interest bearing deposits	871	902
Overnight investments	1,600	-

Total cash and cash equivalents	16,396	16,799

Investment securities
Available-for-sale, at market value (cost of $213,714 and $237,638 at September 30, 2009 and December 31, 2008, respectively)	218,591	239,709

Loans	573,837	538,836
Allowance for loan losses	(7,800)	(5,931)

Loans, net	566,037	532,905

Real estate and repossessions acquired in settlement of loans, net	6,039	3,724
Federal Home Loan Bank common stock, at cost	5,116	3,859
Bank premises and equipment, net	25,400	25,737
Accrued interest receivable	5,082	4,663
Bank owned life insurance	8,593	8,347
Other assets	7,483	6,108

Total	$858,737	$841,851

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$102,335	$90,197
Demand, interest bearing	117,769	99,011
Savings	19,958	16,882
Time	456,571	423,062

Total deposits	696,633	629,152

Payable, settlement for securities purchased	-	53,426
Accrued interest payable	1,466	2,889
Short-term borrowings	46,989	57,716
Long-term obligations	21,000	26,000
Other liabilities	4,713	4,725

Total liabilities	770,801	773,908

Shareholders’ equity
Preferred stock, Series A	17,080	-
Common stock, par value $3.50 per share	9,968	9,956
Capital surplus	25,792	25,707
Warrants	878	-
Retained earnings	31,238	31,026
Accumulated other comprehensive income	2,980	1,254

Total shareholders’ equity	87,936	67,943

Total	$858,737	$841,851

Common shares outstanding	2,847,881	2,844,489
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	-
Preferred shares authorized	2,000,000	-

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and nine months ended September 30, 2009 and 2008

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,807	$7,812	$22,820	$23,574
Interest on investment securities:
Interest exempt from federal income taxes	354	330	1,005	990
Taxable interest income	2,122	1,605	6,959	4,429
Dividend income	37	54	67	205
Other interest income	-	73	3	188

Total interest income	10,320	9,874	30,854	29,386

Interest expense:
Deposits:
Demand accounts	224	209	609	690
Savings	12	23	34	68
Time	2,742	3,766	9,510	11,337
Short-term borrowings	95	388	403	1,237
Long-term obligations	171	188	538	437
Other interest expense	-	-	30	-

Total interest expense	3,244	4,574	11,124	13,769

Net interest income	7,076	5,300	19,730	15,617
Provision for loan losses	2,675	440	5,425	1,340

Net interest income after provision for loan losses	4,401	4,860	14,305	14,277

Noninterest income:
Service charges on deposit accounts	932	882	2,724	2,587
Other service charges and fees	330	411	947	1,085
Mortgage origination brokerage fees	153	207	680	844
Net gain on sale of securities	444	118	1,032	212
Income from bank owned life insurance	82	76	246	241
Other operating income	13	171	80	554

Total noninterest income	1,954	1,865	5,709	5,523

Noninterest expenses:
Salaries	2,061	2,064	6,135	6,083
Retirement and other employee benefits	416	863	1,869	2,542
Occupancy	474	478	1,403	1,389
Equipment	465	433	1,284	1,269
Professional fees	123	168	522	464
Supplies	53	70	164	225
Telephone	168	177	458	515
FDIC insurance	306	98	1,216	265
Other operating expenses	2,097	1,125	4,068	3,022

Total noninterest expenses	6,163	5,476	17,119	15,774

Income before income taxes	192	1,249	2,895	4,026
Income taxes	(154)	240	496	869

Net income	346	1,009	2,399	3,157

Preferred stock dividends	224	-	630	-
Accretion of discount	39	-	108	-

Income available to common shareholders	$83	$1,009	$1,661	$3,157

Net income per share - basic	$0.03	$0.35	$0.58	$1.09

Net income per share - diluted	$0.03	$0.35	$0.58	$1.09

Weighted average shares outstanding - basic	2,845,343	2,883,121	2,843,962	2,895,512

Weighted average shares outstanding - diluted	2,847,053	2,888,466	2,845,630	2,901,730

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2009 and 2008

(Dollars in thousands, except per share data)

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrants	surplus	earnings	loss	income	Total
Balance January 1, 2008	$-	2,920,769	$10,184	-	$27,026	$30,099	$(468)		$66,841

Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4						(387)			(387)

Unrealized loss, net of income tax benefit of $757							(1,209)	$(1,209)	(1,209)

Net income						3,157		3,157	3,157

Total comprehensive income								$1,948

Stock options exercised		-							-

Stock based compensation			38		118				156

Repurchase of common stock		(35,273)	(123)		(763)				(886)

Issuance of restricted stock		2,500	9		(9)				-

Cash dividends ($0.5475 per share)						(1,586)			(1,586)

Balance September 30, 2008	$-	2,887,996	$10,108	$-	$26,372	$31,283	$(1,677)		$66,086

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrants	surplus	earnings	income	income	Total
Balance January 1, 2009	$-	2,844,489	$9,956	$-	$25,707	$31,026	$1,254		$67,943

Unrealized gain, net of income tax expense of $ (1,080)							1,726	$1,726	1,726

Net income						2,399		2,399	2,399

Total comprehensive income								$4,125

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	17,067								17,067

Issuance of common stock warrants in connection with Capital Purchase Program				882					882

Costs associated with issuance of preferred stock and common warrants	(95)			(4)					(99)

Stock based compensation			-		50				50

Stock options exercised		1,892	7		16				23

Issuance of restricted stock		1,500	5		19				24

Preferred stock accretion	108	-	-		-	(108)			-

Cash dividends on preferred stock		-			-	(521)			(521)

Cash dividends ($0.5475 per share)						(1,558)			(1,558)

Balance September 30, 2009	$17,080	2,847,881	$9,968	$878	$25,792	$31,238	$2,980		$87,936

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Dollar amounts in thousands)

	Nine months ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,399	$3,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,022	999
Amortization of premium on investment securities, net	724	78
Provision for loan losses	5,425	1,340
Gain on sale of securities	(1,031)	(144)
Stock based compensation	74	156
Impairment on equity investment	37	67
Increase in accrued interest receivable	(419)	(620)
Loss on disposal of premises and equipment	15	22
Loss on sale of real estate and repossessions acquired in settlement of loans	1,052	73
Income from Bank owned life insurance	(246)	(241)
Increase in other assets	(1,412)	(1,720)
(Decrease) increase in accrued interest payable	(1,423)	447
(Decrease) increase in other liabilities, net	(1,092)	834

Net cash provided by operating activities	5,125	4,448

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	67,850	29,606
Proceeds from maturities of investment securities classified as available-for-sale	45,508	23,909
Purchases of investment securities classified as available-for-sale	(142,553)	(86,252)
Purchase of Federal Home Loan Bank common stock	(1,257)	(1,477)
Proceeds from disposal of premises and equipment	11	-
Purchases of premises and equipment	(711)	(1,821)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	1,297	212
Net loan originations	(43,221)	(71,401)

Net cash used by investing activities	(73,076)	(107,224)

Cash flows from financing activities:
Net increase in deposits	67,481	92,658
Net increase (decrease) in borrowings	(15,727)	28,500
Dividends paid to common shareholders	(1,558)	(1,569)
Dividends paid on preferred stock	(521)	-
Net proceeds from issuance of common stock	23	-
Net proceeds from issuance of preferred stock	17,850	-
Repurchase of common stock	-	(886)

Net cash provided by financing activities	67,548	118,703

Increase (decrease) in cash and cash equivalents	(403)	15,927
Cash and cash equivalents at beginning of period	16,799	22,003

Cash and cash equivalents at end of period	$16,396	$37,930

Cash paid during the period:
Interest	$12,547	$13,322
Taxes	2,583	1,360

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$519	$527
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	1,726	(1,209)
Transfer from loans to real estate and repossessions acquired in settlement of loans	4,664	916
Record postretirement benefit related to split-dollar insurance due to adoption of EITF 06-4	-	387
Transfer from long-term to short-term borrowings	5,000	-
Payable, settlement for securities purchased	53,000	-

ECB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The consolidated financial statements include the accounts of ECB Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary, The East Carolina Bank (the “Bank”) (Bancorp and the Bank are collectively referred to hereafter as the “Company”). The Bank has one wholly-owned subsidiary, ECB Financial Services, Inc., which formerly provided courier services to the Bank but is currently inactive. All intercompany transactions and balances are eliminated in consolidation. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheets, and the reported amounts of income and expenses for the periods presented. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and retirement plan costs. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties held as collateral for loans. The Company’s retirement plans and other post-retirement benefit costs are actuarially determined based on assumptions of the discount rate, estimated future return on plan assets and the health care cost trend rate.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim consolidated financial statements. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 9, 2009, the date the financial statements were issued.

(2) Net Income Per Share

Basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the nine or three-month periods ended September 30, 2009. For the nine and three-month periods ended September 30, 2008, diluted weighted average shares outstanding increased by 3,316 and 2,627, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the nine months ended September 30, 2009 and 2008, diluted weighted average shares outstanding increased by 1,668 and 2,902, respectively, due to the dilutive impact of options. Stock options increased diluted weighted average shares by 1,710 for the three months ended September 30, 2009 and 2,718 for the three months ended September 30, 2008. There were 53,675 and 58,799 anti-dilutive (not in the money) options outstanding for the nine-months ended September 30, 2009 and 2008, respectively. There were 53,675 and 58,799 anti-dilutive (not in the money) options outstanding for the three-months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 the warrant, covering 144,984 shares, issued to the U.S. Treasury Department as discussed in Note 9, was not included in the computation of net income per share for either the nine or three-month period because its exercise price exceeded the market price of the Company’s stock on that date.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the nine months ended September 30.

	Nine months ended September 30, 2009 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income	$1,661	2,843,962	$0.58

Effect of dilutive securities	-	1,668

Diluted net income	$1,661	2,845,630	$0.58

	Nine months ended September 30, 2008 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income	$3,157	2,895,512	$1.09

Effect of dilutive securities	-	6,218

Diluted net income	$3,157	2,901,730	$1.09

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended September 30.

	Three months ended September 30, 2009 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income	$83	2,845,343	$0.03

Effect of dilutive securities	-	1,710

Diluted net income	$83	2,847,053	$0.03

	Three months ended September 30, 2008 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income	$1,009	2,883,121	$0.35

Effect of dilutive securities	-	5,345

Diluted net income	$1,009	2,888,466	$0.35

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the “Plan”) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with FASB ASC Topic 718. Compensation cost charged to income was approximately $74 thousand and $156 thousand for the nine months ended September 30, 2009 and 2008, respectively. Compensation cost charged to income was approximately $35 thousand and $57 thousand for the three months ended September 30, 2009 and 2008, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

Stock Options

Under the Plan, stock options may be issued to employees as incentive stock options which qualify for special tax treatment under the Internal Revenue Code, or as nonqualified stock options. The terms and exercise prices of options, and the dates or schedules on which options vest or become exercisable, are established at the time the options are granted and may be different for each option. However, the term of an option may not exceed ten years, and the exercise price of each option may not be less than the fair market value of a share of common stock on the date the option is granted. It is the Company’s policy to issue new shares of stock to satisfy option exercises.

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values are based on estimates at the date of grant. There were no options granted during the nine month period ending September 30, 2009. There were 6,100 shares granted during the nine month period ending September 30, 2008. The assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

Nine months ended September 30, 2008
Weighted-average fair value of options granted during the period	$5.84

Assumptions:
Average risk free interest rate	3.52%
Average expected volatility	24.37%
Expected dividend rate	2.40%
Expected life in years	7.00

A summary of option activity under the Plan as of September 30, 2009, and changes during the nine-month period ended September 30, 2009 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)

Outstanding at December 31, 2008	59,227	$27.79

Granted	-	$-

Forfeited	-	$-

Exercised	1,892	$11.98

Outstanding at September 30, 2009	57,335	$28.31	6.39 years	$18

Exercisable at September 30, 2009	37,091	$28.00	5.86 years	$18

There were 1,892 shares exercised during the nine month period ended September 30, 2009 and no shares were exercised during the nine month period ended September 30, 2008. The intrinsic value of options exercised during the nine months ended September 30, 2009 was $9 thousand and $23 thousand was received for options exercised.

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

There were 5,097 shares of non-vested restricted stock as of December 31, 2008. Of those shares, 2,597 shares vested on January 1, 2009, and the remaining 2,500 shares vested on March 31, 2009 resulting in there being no non-vested restricted stock as of September 30, 2009. On August 26, 2009, 1500 additional shares of restricted stock were issued under the Plan but those shares were immediately vested upon issuance.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

Stock Options
(Dollars in thousands)

October 1 – December 31, 2009	$11

2010	36

2011	21

2012	8

2013	2

Total	$78

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the nine- and three-month periods ended September 30, 2009 and 2008 includes the following components.

	Nine months ended September 30, (Dollars in thousands)
	2009	2008

Components of net periodic cost:
Service cost	$3	$3
Interest cost	36	33
Prior service cost	(6)	(6)

Net periodic postretirement benefit cost	$33	$30

	Three months ended September 30, (Dollars in thousands)
	2009	2008

Components of net periodic cost:
Service cost	$1	$1
Interest cost	12	11
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$11	$10

The Company expects to contribute $44 thousand to its postretirement benefit plan in 2009. No contributions were made in the first nine months of 2009. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2008.

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	September 30, 2009 (Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$25,314	$184	$(40)	$25,458

Obligations of states and political subdivisions	39,367	1,485	(61)	40,791

Mortgage-backed securities	141,988	3,955	(215)	145,728

Corporate Bonds	6,045	-	(256)	5,789

Equity securities	1,000	-	(175)	825

	$213,714	$5,624	$(747)	$218,591

	December 31, 2008 (Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$28,899	$633	$(8)	$29,524

Obligations of states and political subdivisions	33,434	306	(531)	33,209

Mortgage-backed securities	167,250	2,163	(5)	169,408

Corporate Bonds	7,055	9	(176)	6,888

Equity securities	1,000	-	(320)	680

	$237,638	$3,111	$(1,040)	$239,709

Gross realized gains and losses on sales of securities for the three and nine-month periods ended September 30, 2009 and September 30, 2008 were as follows:

	Nine months ended September 30, (Dollars in thousands)
	2009	2008

Gross realized gains	$1,045	$250

Gross realized losses	(14)	(38)

Net realized gains	$1,031	$212

	Three months ended September 30, (Dollars in thousands)
	2009	2008
Gross realized gains	$444	$118

Gross realized losses	(0)	(0)

Net realized gains	$444	$118

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of September 30, 2009 and December 31, 2008:

September 30, 2009

	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Government-Sponsored enterprises	$6,324	$40	$-	$-	$6,324	$40
Obligations of states and political subdivisions	775	19	2,880	42	3,655	61
Mortgage-backed securities	18,610	215	-	-	18,610	215

Equity securities	-	-	825	175	825	175

Corporate bonds	3,343	166	2,446	90	5,789	256

Total	$29,052	$440	$6,151	$307	$35,203	$747

December 31, 2008
	Less than 12 months		12 months or longer		Total
	(Dollars in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Government-Sponsored enterprises	$3,989	$8	$-	$-	$3,989	$8

Obligations of states and political subdivisions	9,025	490	2,520	41	11,545	531
Mortgage-backed securities	2,989	-	1,117	5	4,106	5

Equity securities	-	-	680	320	680	320

Corporate bonds	2,363	176	-	-	2,363	176

Total	$18,366	$674	$4,317	$366	$22,683	$1,040

As of September 30, 2009, management has concluded that the unrealized losses above (which consisted of 28 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above, with the exception of the equity securities, are on securities that have contractual maturity dates and are primarily related to market interest rates. Securities that have been in an unrealized loss position for longer than 1 year include eight (8) municipal obligations and two (2) corporate securities. The unrealized losses associated with these securities are not considered to be other-than-temporary because they are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or the issuer. There was one (1) equity security that has been in an unrealized loss position for more than twelve months. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

During the first quarter of 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in the investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment. Although TCAP’s stock price traded below it carrying price of $15 per share during the past year, it did report a $1.8 million increase in net investment income to $6.3 million for the six months ended June 30, 2009 compared to $4.5 million for the same period in 2008. TCAP also continued to increase its quarterly dividend by announcing a $0.41 dividend per share for the third quarter of 2009, a 2.5% increase over the second quarter of 2009. This resulted in a dividend yield of over thirteen percent on an annualized basis as of September 30, 2009. Based upon the analysis performed and the Bank’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Bank does not consider the investment to be other-than-temporarily impaired.

At September 30, 2009 and December 30, 2008, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $5.1 million and $3.9 million, respectively. On August 12, 2009, FHLB announced that it would pay a dividend for the second quarter of 2009 of 0.84% and on October 30, 2009, FHLB announced that it would pay a dividend for the third quarter of 2009 of 0.41%. The FHLB also announced that it would not repurchase activity-based excess capital stock and would continue to evaluate on a quarterly basis whether to repurchase excess capital stock. FHLB stated that the dividend and excess capital stock repurchase decisions continue to reflect the FHLB conservative financial management approach in light of continued volatility in the financial markets. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2009 or December 31, 2008. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2009 and December 31, 2008 by remaining contractual maturity are as follows:

September 30, 2009

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$2,181	$2,197

Due in five through ten years	18,118	18,182

Due after ten years	5,015	5,079

Obligations of states and political subdivisions:

Due in one year or less	871	878

Due in one through five years	7,012	7,364

Due in five through ten years	17,252	17,969

Due after ten years	14,232	14,580

	Amortized Cost	Fair Value
Mortgage-backed securities:

Due in five through ten years	8,497	8,878

Due after ten years	133,491	136,850

Corporate Bonds:

Due in five through ten years	6,045	5,789

Equity securities:

Due after ten years	1,000	825

Total securities	$213,714	$218,591

Securities with an amortized cost of $166.8 million at September 30, 2009 were pledged as collateral. Of this total, amortized cost of $87.3 million and fair value of $89.3 million are pledged as collateral for FHLB advances.

December 31, 2008

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$5,000	$5,149

Due in five through ten years	9,384	9,614

Due after ten years	14,515	14,761

Obligations of states and political subdivisions:

Due in one year or less	1,320	1,326

Due in one through five years	6,052	6,147

Due in five through ten years	16,936	16,936

Due after ten years	9,126	8,800

Mortgage-backed securities:

Due in five through ten years	7,706	7,892

Due after ten years	159,544	161,516

Corporate Bonds:

Due in five through ten years	7,055	6,888

Equity securities:

Due after ten years	1,000	680

	Amortized Cost	Fair Value

Total securities	$237,638	$239,709

Securities with an amortized cost of $113.3 million at December 31, 2008 were pledged as collateral. Of this total, amortized cost of $39.1 million and fair value of $40.0 million are pledged as collateral for FHLB advances.

(6) Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income	$346	$1,009	$2,399	$3,157

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period	4,483	1,121	3,837	(2,178)

Tax benefit (expense)	(1,725)	(432)	(1,478)	839

Reclassification to realized (gains) losses	(444)	118	(1,031)	212

Tax (benefit) expense	171	(46)	398	(82)

Other comprehensive income (loss)	2,485	761	1,726	(1,209)

Total comprehensive income	$2,831	$1,770	$4,125	$1,948

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

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. This standard was adopted and disclosures made beginning in the second quarter ended June 30, 2009.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial position but will change the referencing system for accounting standards.

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made by management at a specific point in time, based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. Beginning with the year ended December 31, 2008, fair value estimates are determined in accordance with FASB ASC Topic 820. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:

Cash and cash equivalents	$16,396	$16,396	$16,799	$16,799

Investment securities	218,591	218,591	239,709	239,709

FHLB stock	5,116	5,116	3,859	3,859

Accrued interest receivable	5,082	5,082	4,663	4,663

Net loans	566,037	563,020	532,905	531,166

Financial liabilities:

Deposits	$696,633	$694,753	$629,152	$632,152

Short-term borrowings	46,989	46,989	57,716	57,716

Accrued interest payable	1,466	1,466	2,889	2,889

Long-term obligations	21,000	21,504	26,000	26,254

Fair Value Hierarchy

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$218,591	$7,070	$209,683	$1,838

Total assets at fair value	$218,591	$7,070	$209,683	$1,838

Total liabilities at fair value	$-	$-	$-	$-

Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$239,709	$64,521	$164,116	$11,072

Total assets at fair value	$239,709	$64,521	$164,116	$11,072

Total liabilities at fair value	$-	$-	$-	$-

Assets and liabilities recorded at fair value on a nonrecurring basis as of September 30, 2009

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$13,812	$-	$9,145	$4,667
Real estate and repossessions acquired in settlement of loans	6,039	2,036	1,473	2,530

Total assets at fair value	$19,851	$2,036	$10,618	$7,197

Total liabilities at fair value	$-	$-	$-	$-

Assets and liabilities recorded at fair value on a nonrecurring basis as of December 31, 2008

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$12,271	$-	$10,247	$2,024

Total assets at fair value	$12,271	$-	$10,247	$2,024

Total liabilities at fair value	$-	$-	$-	$-

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009.

Total Fair Value Measurements

(Dollars in thousands)	Available-for Sale Debt Securities
Balance, December 31, 2008	$11,072

Total gains or losses (realized/unrealized):

Included in earnings	-

Included in other comprehensive loss	(162)

Purchases, issuances, and settlements	-

(Dollars in thousands)	Available-for Sale Debt Securities

Transfers in to/out of Level 3	(9,072)

Balance, September 30, 2009	$1,838

(9) U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program

On January 16, 2009, the Company issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of common stock with an exercise price of $18.57 to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless the Company has redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required to, among other things, increase common stock dividend above the current quarterly cash dividend of $0.1825 per share or repurchase common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own the Series A Preferred Stock, the compensation arrangements for senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008, as amended, and the rules and regulations thereunder.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to: (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general, (b) the financial success or changing strategies of the Company’s customers, (c) actions of government regulators, (d) the level of market interest rates, (e) weather and similar conditions, particularly the effect of hurricanes on the Company’s banking and operations facilities and on the Company’s customers and the communities in which it does business, (f) changes in general economic conditions and the real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against larger financial institutions in our banking market. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligations, and does not intend, to update these forward-looking statements.

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

As of September 30, 2009, we had consolidated assets of approximately $858.7 million, total loans of approximately $573.8 million, total deposits of approximately $696.6 million and shareholders’ equity of approximately $87.9 million. For the three months ended September 30, 2009, we had income available to common shareholders of $83 thousand or $0.03 basic and diluted earnings per share, compared to income available to common shareholders of $1.0 million or $0.35 basic and diluted earnings per share for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we had income available to common shareholders of $1.7 million or $0.58 basic and diluted earnings per share, compared to income available to common shareholders of $3.2 million or $1.09 basic and diluted earnings per share for the nine months ended September 30, 2008.

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

We also consider our determination of retirement plans and other postretirement benefit cost to be a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Our retirement plans and other post-retirement benefit costs are actuarially determined based on assumptions on the discount rate, estimated future return on plan assets and the health care cost trend rate. Changes in estimates and assumptions related to mortality rates and future health care costs could have a material impact on our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. For additional discussion concerning our retirement plans and other postretirement benefits refer to Note 8 to the Consolidated Financial Statements contained in our Form 10-K Annual Report for the fiscal year ended December 31, 2008.

Comparison of the Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2009 as compared to the same periods in 2008.

Condensed Consolidated Statements of Income

(Dollars in thousands)

For the Three Months Ended	Changes from the Prior Year	For the Nine Months Ended	Changes from the Prior Year

	September 30, 2009	Amount	%	September 30, 2009	Amount	%
Total interest income	$10,320	$446	4.5	$30,854	$1,468	5.0
Total interest expense	3,244	(1,330)	(29.1)	11,124	(2,645)	(19.2)

Net interest income	7,076	1,776	33.5	19,730	4,113	26.3
Provision for loan losses	2,675	2,235	508.0	5,425	4,085	304.9

Net interest income after
Provision for loan losses	4,401	(459)	(9.44)	14,305	28	0.2

Noninterest income	1,954	89	4.8	5,709	186	3.4
Noninterest expense	6,163	687	12.5	17,119	1,345	8.5

Income before income taxes	192	(1,057)	(84.6)	2,895	(1,131)	(28.1)
Income tax provision	(154)	(394)	(164.2)	496	(373)	(42.9)

Net income	346	(663)	(65.7)	2,399	(758)	(24.0)

Preferred stock dividend and accretion of discount	263	263	NA	738	738	NA

Net income available to common shareholders	$83	$(926)	(91.8)	$1,661	$(1,496)	(47.4)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2009 was $7.1 million, an increase of $1.8 million or 33.5% when compared to net interest income of $5.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, net interest income was $19.7 million, an increase of $4.1 million or 26.3% when compared to net interest income of $15.6 million for the period in 2008

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non-interest-bearing deposits.

Interest income increased $446 thousand or 4.5% for the three months ended September 30, 2009 compared to the same three months of 2008. Interest income increased $1.5 million or 5.0% for the nine months ended September 30, 2009 compared to the same nine months in 2008. The increases for the three and nine months ended September 30, 2009 are due to the increase in the volume of our average earning assets which was partially offset by decreases in the rates earned on these earning assets. The tax equivalent yield on average earning assets decreased 56 basis points for the quarter ended September 30, 2009 to 5.19% from 5.75% for the same period in 2008. For the first nine months of 2009, the yield on average earning assets, on a tax-equivalent basis, decreased 87 basis points to 5.20% compared to 6.07% at September 30, 2008. Management attributes the decrease in the yield on our earning assets to the decrease in short-term market interest rates. Approximately $335.4 million or 58.5% of our loan portfolio consists of variable rate loans that adjust with the movement of the Bank’s prime rate. As a result, composite yield on our loans decreased approximately 54 basis points for the third quarter of 2009 compared to the third quarter of 2008 and 89 basis points for the nine-month periods ended September 30, 2009 and 2008. The increase in volume of the Bank’s investment portfolio during the three- and nine-month periods ended September 30, 2009 compared with the same periods of 2008 more than offset the reduction of interest income earned on loans for the comparative periods due to a lower prime rate.

Our average cost of funds during the third quarter of 2009 was 1.90%, a decrease of 121 basis points when compared to 3.11% for the third quarter of 2008. Average rates paid on bank certificates of deposit decreased 156 basis points from 3.87% for the quarter ended September 30, 2008 to 2.31% for the quarter ended September 30, 2009, while our average cost of borrowed funds decreased 121 basis points during the third quarter of 2009 compared to the same period in 2008. Total interest expense decreased $1.3 million or 29.1% during the third quarter of 2009 compared to the same period in 2008, primarily the result of decreased market rates paid on these liabilities. For the nine months ended September 30, 2009, our cost of funds was 2.18% a decrease of 116 basis points when compared to 3.34% for the same period in 2008. Average rates paid on bank certificates of deposit decreased 152 basis points from 4.22% to 2.70% for the first nine months of 2009, while our cost of borrowed funds decreased 135 basis points compared to the same period a year ago. Total interest expense decreased $2.6 million or 19.2% during the first nine months of 2009 compared to the same period in 2008, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $131.7 million for the first nine months of 2009 compared with the same period in 2008.

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

Margin continued to improve during the third quarter of 2009. Margins could continue to improve further over the next several months as a result of low funding cost. We continue to experience the effect of repricing our interest-bearing liabilities at much lower rates while yields on our earning assets are remaining steady.

Our annualized net interest margin, on a tax-equivalent basis and net of the allowance for loan losses, for the three months ended September 30, 2009 was 3.58% compared to 3.13% in the third quarter of 2008 while our net interest spread increased 65 basis points during the same period. For the nine months ended September 30, 2009, our net interest margin, on a tax-equivalent basis and net of allowance for loan losses, was 3.36% compared to 3.28% in the first nine months of 2008 while our net interest spread increased 29 basis points.

Our funding growth year-over-year has been primarily in the form of CDs and we have experienced a decline in our percentage of transaction accounts to total deposits. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended September 30, 2009 and 2008 were 84.2% and 84.3%, respectively. For the nine months ended September 30, 2009, average interest-bearing liabilities as a percentage of interest-earning assets were 84.7% compared to 83.7% for the nine months ended September 30, 2008.

Average Consolidated Balance Sheets and Net Interest Analysis on Fully Tax Equivalent Basis

For the three months ended September 30, 2009 and 2008

	Average Balance	2009 Yield/ Rate(5)	Income/ Expense	Average Balance	2008 Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$563,923	5.49%	$7,807	$514,267	6.03%	$7,812
Taxable securities	189,796	4.51%	2,159	127,083	5.18%	1,659

Non-taxable securities (2)	37,044	5.74%	536	35,217	5.63%	500
Other investments	12,791	-%	-	16,238	1.78%	73

Total interest-earning assets	803,554	5.19%	$10,502	692,805	5.75%	$10,044
Cash and due from banks	11,459			12,818
Bank premises and equipment, net	25,490			25,300
Other assets	24,672			20,417

Total assets	$865,175			$751,340

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$606,512	1.95%	$2,978	$499,628	3.17%	$3,998
Short-term borrowings	49,343	0.76%	95	58,163	2.65%	388
Long-term obligations	21,000	3.23%	171	26,000	2.87%	188

Total interest-bearing liabilities	676,855	1.90%	3,244	583,791	3.11%	4,574
Non-interest-bearing deposits	97,068			96,061
Other liabilities	4,014			6,690
Shareholders’ equity	87,238			64,798

Total liabilities and Shareholders’ equity	$865,175			$751,340

Net interest income and net interest margin (FTE) (3)		3.58%	$7,258		3.13%	$5,470

Interest rate spread (FTE) (4)		3.29%			2.64%

(1)	Average loans include non-accruing loans, net of allowance for loan losses.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $182 thousand and $170 thousand for periods ended September 30, 2009 and 2008, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

For the nine months ended September 30, 2009 and 2008

	Average Balance	2009 Yield/ Rate(5)	Income/ Expense	Average Balance	2008 Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$552,479	5.52%	$22,820	$491,543	6.41%	$23,574
Taxable securities	210,383	4.47%	7,027	121,744	5.09%	4,634
Non-taxable securities (2)	35,280	5.77%	1,523	35,190	5.70%	1,500
Other investments	8,024	0.03%	2	9,507	2.64%	188

Total interest-earning assets	806,166	5.20%	$31,372	657,984	6.07%	$29,896
Cash and due from banks	10,538			12,652
Bank premises and equipment, net	25,528			25,067
Other assets	23,808			19,170

Total assets	$866,040			$714,873

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$598,681	2.27%	$10,153	$473,603	3.41%	$12,095
Short-term borrowings	61,370	0.94%	433	57,906	2.86%	1,237
Long-term obligations	22,630	3.18%	538	19,482	3.00%	437

Total interest-bearing liabilities	682,681	2.18%	11,124	550,991	3.34%	13,769
Non-interest-bearing deposits	88,959			90,041
Other liabilities	8,175			7,123
Shareholders’ equity	86, 225			66,718

Total liabilities and Shareholders’ equity	$866,040			$714,873

Net interest income and net interest margin (FTE) (3)		3.36%	$20,248		3.28%	$16,127

Interest rate spread (FTE) (4)		3.02%			2.73%

(1)	Average loans include non-accruing loans, net of allowance for loan losses.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $518 thousand and $510 thousand for periods ended September 30, 2009 and 2008, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended September 30, 2009 and 2008

Increase (Decrease) in interest income and expense due to changes in:

	2009 compared to 2008
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$721	$(726)	$(5)
Taxable securities	766	(266)	500
Non-taxable securities (2)	26	10	36
Other investments	(8)	(65)	(73)

Interest income	1,505	(1,047)	458

Interest-bearing deposits	690	(1,710)	(1,020)
Short-term borrowings	(38)	(255)	(293)
Long-term obligations	(38)	21	(17)

Interest expense	614	(1,944)	(1,330)

Net interest income	$891	$897	$1,788

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $182 thousand and $170 thousand for periods ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008

Increase (Decrease) in interest income and expense due to changes in:

	2009 compared to 2008
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$2,720	$(3,474)	$(754)
Taxable securities	3,167	(774)	2,393
Non-taxable securities (2)	4	19	23
Other investments	(15)	(171)	(186)

Interest income	5,876	(4,400)	1,476

Interest-bearing deposits	2,658	(4,600)	(1,942)
Short-term borrowings	49	(853)	(804)
Long-term obligations	73	29	102

Interest expense	2,780	(5,424)	(2,644)

Net interest income	$3,096	$1,024	$4,120

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $518 thousand and $510 thousand for periods ended September 30, 2009 and 2008, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three- and nine-months ended September 30, 2009 was $2.7 million and $5.4 million, respectively. The Bank had net charge-offs of $663 thousand for the quarter ended September 30, 2009 compared to net charge-offs of $102 thousand during the third quarter of 2008. For the nine-month periods ended September 30, 2009 and 2008, the Bank had net charge-offs of $3.6 million and $346 thousand, respectively. Net charge-offs increased mainly due to the Bank writing-down several large collateral dependent loans. A large portion of these loans had previously been identified and reserved for in the allowance for loan loss in the previous year. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans. As a result the bank has been very proactive in recognizing the losses associated with these loans.

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

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and nine-month periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,	Changes from the Prior Year		For the Nine Months Ended September 30,	Changes from the Prior Year
	2009	Amount	%	2009	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$932	$50	5.7	$2,724	$137	5.3
Other service charges and fees	330	(81)	(19.7)	947	(138)	(12.7)
Mortgage origination brokerage fees	153	(54)	(26.1)	680	(164)	(19.4)
Net gain on sale of securities	444	326	276.3	1,032	820	386.8
Income from bank owned life insurance	82	6	7.9	246	5	2.1
Other operating income	13	(158)	(92.4)	80	(474)	(85.6)

Total noninterest income	$1,954	$89	4.8	$5,709	$186	3.4

Noninterest income increased $89 thousand or 4.8% to $2.0 million for the third quarter of this year compared to $1.9 million for the same period in 2008. For the nine months ended September 30, 2009 noninterest income increased $186 thousand or 3.4% to $5.7 million compared to $5.5 million for the same period in 2008. The increase in noninterest income in the third quarter of 2009 is primarily due to an increase in gains on the sale of securities. The year to date increase in noninterest income is also the result of gains on the sale of securities of $1.0 million in 2009 compared to $212 thousand in the nine month period ended September 30, 2008. Other service charges and fees decreased $81 thousand and $138 thousand, respectively for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. The primary reason for the decrease is that brokerage investment service fees were down during both periods. Mortgage loan origination brokerage fees decreased $54 thousand compared to the previous year three-month period and $164 thousand for the nine months ended September 30, 2009 as compared to the same period in 2008. Other operating income decreased $158 thousand for the three-month period ended September 30, 2009 as compared to the same period in 2008 mainly due to a decline of $123 thousand in SBIC income. Other operating income decreased $474 thousand for the nine month period ending September 30, 2009. The reason for this decrease is that the nine month period ended September 30, 2008 included a nonrecurring Visa distribution in the amount of $386 thousand. Also, there was a decline of $106 thousand in SBIC income in the nine month period ended September 30, 2009 as compared to the same period ended September 30, 2008.

Noninterest Expense

Noninterest expense increased 12.5% and 8.5%, respectively for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2009 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30,	Changes from the Prior Year		For the Nine Months Ended September 30,	Changes from the Prior Year
	2009	Amount	%	2009	Amount	%
	(Dollars in thousands)
Salaries	$2,061	$(3)	(0.1)	$6,135	$52	0.9
Retirement and other employee benefits	416	(447)	(51.8)	1,869	(673)	(26.5)
Occupancy	474	(4)	(0.8)	1,403	14	1.0

Equipment	465	32	7.4	1,284	15	1.2
Professional fees	123	(45)	(26.8)	522	58	12.5
Supplies	53	(17)	(24.3)	164	(61)	(27.1)
Telephone	168	(9)	(5.1)	458	(57)	(11.1)
FDIC deposit insurance	306	208	212.2	1,216	951	358.9
Other operating expenses	2,097	972	86.4	4,068	1,046	34.6

Total noninterest expenses	$6,163	$687	12.5	$17,119	$1,345	8.5

Salary expense for the three and nine months ended September 30, 2009 decreased $3 thousand and increased $52 thousand, respectively, compared to the same prior year periods.

Employee related benefits expense for the three and nine months ended September 30, 2009 decreased $447 and $673 thousand, respectively, over the same prior year periods. The two main components of this decrease were supplemental employee retirement plan expense and employee incentive expense. Supplemental employee retirement plan expense decreased $78 thousand during the third quarter of 2009 when compared to the third quarter of 2008 and decreased $226 thousand for the nine months ended September 30, 2009 compared to the first nine months of 2008. Employee incentive program expense decreased $350 thousand during the third quarter of 2009 when compared to the third quarter of 2008 and decreased $500 thousand for the nine months ended September 30, 2009 compared to the first nine months of 2008. Incentive pay declined because certain goals set by the board under the Company’s incentive plan are not expected to be met. Employee related insurance benefits increased by $13 thousand for the quarter ended September 30, 2009 compared to the same three-month period of 2008 and for the nine-month period ended September 30, 2009 employee related insurance benefits increased $66 thousand due to increased health insurance premiums. As of September 30, 2009, we had 219 full time equivalent employees and operated 24 full service banking offices, one loan production office and one mortgage loan origination office.

Professional fees, which include consulting, audit and legal fees, decreased $45 thousand for the three months ended September 30, 2009 compared to the same period of 2008 and increased $58 thousand when compared on a year to date basis to the prior year period. The year to date increase is due to an increase in legal fees related to loans and an increase in audit fees.

FDIC deposit insurance expenses increased $208 thousand for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. For the nine-month period ended September 30, 2009, FDIC deposit insurance expense increased $951 thousand over the nine-month period ended September 30, 2008. Of this increase $405 thousand is related to the special assessment that was levied on all banks by the FDIC.

Other operating expenses increased $972 thousand for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as losses on other real estate owned increased $941 thousand in the current three-month period. For the nine-month period ended September 30, 2009, other operating expenses increased $1.0 million over the nine-month period ended September 30, 2008 as losses on other real estate owned increased $948 thousand year to date.

Income Taxes

Income tax expense for the three months ended September 30, 2009 and 2008 was $(154) thousand and $240 thousand, respectively, resulting in effective tax rates of (80.2)% and 19.2%, respectively. The effective tax rate for the quarter ended September 30, 2009 decreased and was negative principally due to a larger percentage of tax exempt income to taxable income during the 2009 period. For the nine-month period ending September 30, 2009, tax expense was $496 thousand compared to $869 thousand for the same period of 2008, which resulted in effective tax rates of 17.1% and 21.6%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $858.7 million at September 30, 2009, $841.9 million at December 31, 2008 and $767.8 million at September 30, 2008. Deposit growth primarily funded our year-over-year asset growth. For the twelve months ended September 30, 2009, we grew our loans $49.5 million or 9.4% while our deposits grew by approximately $77.6 million or 12.5%. Year-over-year, our earning assets grew by $95.5 million through loan originations and additions to our available-for-sale investment securities portfolio. For the nine months ended September 30, 2009, we experienced increased loan demand as loans outstanding increased $35.0 million and deposits increased by $67.5 million.

Loans

As of September 30, 2009, total loans had increased to $573.8 million, up 6.5% from total loans of $538.8 million at December 31, 2008 and up 9.4% from total loans of $524.3 million at September 30, 2008. Loan growth can be attributed to our branching efforts, the efforts of our lending team and the overall decline in interest rates for loans.

Asset Quality

At September 30, 2009, our allowance for loan losses as a percentage of loans was 1.36%, up from 1.10% at December 31, 2008. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

Historical loss calculations for each homogeneous risk group are based on a weighted average loss ratio calculation. The most recent quarter’s loss history is included in the model and carries the highest weight over a five year average. Current losses translate into a higher loss ratio which is further increased by the associated risk grades within the group. The impact is to more quickly recognize and increase the loss history in a respective grouping, resulting in an increase in the allowance for that particular homogeneous group. For those groups with little or no loss history, management increases the historical factor through a positive adjustment to more accurately represent current economic conditions and their potential impact on that particular loan group.

Homogeneous loan groups are assigned risk factors based on their perceived loss potential, current economic conditions and on their respective risk ratings. The probability of loss is increased as the risk grade increases within each risk grouping to more accurately reflect the Bank’s exposure in that particular group of loans. The Bank utilizes a system of eight possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment as detailed in FASB ASC Topic 310. Other groups of loans based on loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

A portion of the Bank’s allowance for loan losses is not allocated to any specific category of loans. This unallocated portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion of the allowance considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. The Bank has identified an acceptable range for this unallocated portion to be 5%—15% of the total reserve.

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

Loans are charged-off against the Bank’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount. Generally, if the loan is unsecured the loan must be charged-off in full while if it is secured the loan is charged down to the net liquidation value of the collateral.

The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008.

Analysis of Changes in Allowance for Loan Losses

	For the nine months Ended September 30,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$573,837	$524,337

Average loans outstanding-gross	$557,984	$496,002

Allowance for loan losses at beginning of period	$5,931	$4,083
Loans charged off:
Real estate	(3,395)	(201)
Installment loans	(13)	(21)
Demand Deposit overdraft program	(153)	(131)
Commercial and all other loans	(158)	(52)

Total charge-offs	(3,719)	(405)

Recoveries of loans previously charged off:
Real estate	-	1
Installment loans	5	4
Credit cards and related plans	-	7
Demand Deposit overdraft program	90	47
Commercial and all other loans	68	-

Total recoveries	163	59

Net charge-offs	(3,556)	(346)

Provision for loan losses	5,425	1,340

Allowance for loan losses at end of period	$7,800	$5,077

Ratios
Annualized net charge-offs to average loans during the period	0.85%	0.09%
Allowance for loan losses to loans at period end	1.36%	0.97%
Allowance for loan losses to nonperforming loans at period end	62.4%	42.7%
Allowance for loan losses to impaired loans at period end	34.5%	32.9%

The ratio of annualized net charge-offs to average loans increased to 0.85% at September 30, 2009 from 0.09% at September 30, 2008 mainly due to the Bank writing-down several large collateral dependent loans. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.36% at September 30, 2009 from 0.97% at September 30, 2008 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans increased to 62.4% as of September 30, 2009 compared to 42.7% at September 30, 2008. The increase is the result of our allowance increasing approximately 54% year over year while our nonperforming loans have only increased approximately 5% year over year.

Construction, land and development (“CLD”) loans make up 22.2% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total
Dollars in thousands	Balance	% of Total	Balance	% of Total	Loans
Balances at September 30, 2009	$127,554	22.2%	$446,283	77.8%	$573,837
Impaired loans	8,842	39.2%	13,731	60.8%	22,573
Allocated Reserves	3,858	49.5%	3,942	50.5%	7,800
YTD Net Charge-offs	2,980	83.8%	576	16.2%	3,556
Nonperforming loans (NPL)	7,347	58.7%	5,177	41.3%	12,524
NPL as % of loans	5.8%		1.2%		2.2%

While balances of CLD loans make up 22.2% of the Bank’s loan portfolio, they represent 39.2% and 83.8% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 58.7% of the Bank’s nonperforming loans and 49.5% of the Bank’s allowance for loan loss is allocated to CLD loans.

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $18.5 million and $13.7 million, or 3.22% and 2.54% of loans outstanding at September 30, 2009 and December 31, 2008, respectively. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of nonperforming assets. On September 30, 2009, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $12.5 million compared to $10.0 million as of December 31, 2008. We had $6.0 million in other real estate owned and repossessions at September 30, 2009 compared to $3.7 million at December 31, 2008. On October 10, 2009 the Bank sold other real estate owned property for $2.3 million in gross proceeds. The sales must be closed in 45 days from sales date and the Bank anticipates receiving $2.0 million in net proceeds. The carrying value of the property at September 30, 2009 was approximately $2.0 million.

Loans Considered Impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment under FASB ASC Topic 310. At September 30, 2009, we had loans totaling $22.6 million (which includes $12.2 million in nonperforming loans) which were considered to be impaired under FASB ASC Topic 310 compared to $16.5 million at December 31, 2008. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on an impaired loan, a portion of our reserve is allocated to that probable loss.

The following table sets forth the number and volume of loans considered impaired under FASB ASC Topic 310 and their associated reserve allocation, if any, at September 30, 2009.

Number of Loans	Loan Balances Outstanding	Allocated Reserves

	(Dollars in millions)
Non-accrual loans	36	$12.2	$1.4
Restructured loans	1	-	-

Total nonperforming loans	37	$12.2	$1.4

Other impaired loans with allocated reserves	13	5.8	0.7
Impaired loans without allocated reserves	13	4.6	-

Total impaired loans	63	$22.6	$2.1

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

Our investment securities totaled $218.6 million at September 30, 2009, $239.7 million at December 31, 2008 and $154.1 million at September 30, 2008. The increase in investment securities of $64.5 million or 41.9% when compared to September 30, 2008 is principally due to leverage strategies implemented to take advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Subsequent to September 30, 2009, we sold approximately $53 million of our mortgage-backed securities to reduce price volatility within the investment portfolio and realized a gain of approximately $1.5 million which will be recognized in the fourth quarter.

At September 30, 2009, the securities portfolio had unrealized net gains of approximately $3.0 million, which are reported in accumulated other comprehensive income on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at September 30, 2009 consisted of U.S. government sponsored agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of September 30, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of September 30, 2009 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$63,668	$65,493
Federal Home Loan Mortgage Corporation	35,748	36,605
Federal Home Loan Banks	15,489	15,567
Government National Mortgage Association	30,723	31,707
Federal Farm Credit Banks	7,826	7,898
Small Business Administration	13,849	13,916

At September 30, 2009, we held $8.6 million in bank owned life insurance, compared to $8.3 million at both December 31, 2008 and September 30, 2008.

Deposits and Other Borrowings

Deposits

Deposits totaled $696.6 million as of September 30, 2009 compared to deposits of $629.2 million at December 31, 2008 and $619.0 million at September 30, 2008, which reflects a year-over-year increase of 12.5%. We attribute our deposit growth during the nine months and twelve months ended September 30, 2009 to an increase in wholesale time deposits. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase during 2009.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $47.0 million at September 30, 2009, compared to $57.7 million on December 31, 2008, a net decrease of $10.7 million.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of September 30, 2009.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
September 3, 2009	Fixed rate	5,000	1 month	0.40	October 2, 2009
September 17, 2009	Fixed rate	25,000	1 month	0.36	October 19, 2009
March 12, 2008	Fixed rate	5,000	2 years	2.56	March 12, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

Total Borrowings:	$56,000	Composite rate:	1.63%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $21.0 million on September 30, 2009, compared to $26.0 million of FHLB advances on both December 31, 2008 and September 30, 2008. The decrease of $5.0 million in long-term FHLB advances as of September 30, 2009, is the result of an FHLB advance being reclassified to short-term borrowing because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $171.9 million, $168.6 million and $153.6 million of advances from the FHLB at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. At September 30, 2009, we had outstanding FHLB advances totaling $56.0 million compared to $60.0 million at both December 31, 2008 and September 30, 2008.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2009, we owned 51,160 shares of the FHLB’s $100 par value capital stock, compared to 38,591 shares at both December 31, 2008 and September 30, 2008. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $36.0 million available to us at September 30, 2009 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2009, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the nine months ended September 30, 2009 totaled $5.1 million, compared to net cash provided by operations of $4.4 million for the same period in 2008. Net cash used in investing activities totaled $73.1 million for the nine months ended September 30, 2009, as compared to $107.2 million for the same period in 2008. Net cash provided by financing activities was $67.5 million for the first nine months of 2009, compared to net cash provided of $118.7 million for the same period in 2008. Cash and cash equivalents at September 30, 2009 were $16.4 million compared to $37.9 million at September 30, 2008.

Capital Resources

Shareholders’ Equity

As of September 30, 2009, our total shareholders’ equity was $87.9 million (consisting of common shareholders’ equity of $70.8 million and preferred stock of $17.1 million) compared with total shareholders’ equity of $67.9 million as of December 31, 2008 (consisting of common shareholders’ equity of $67.9 million and no preferred stock). On January 16, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 17,949 shares of the Company’s Series A Preferred Stock. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a warrant to purchase 144,984 shares of the Company’s common stock. The Company received $17,949,000 in cash.

Common shareholders’ equity increased by approximately $2.9 million to $70.8 million at September 30, 2009 from $67.9 million at December 31, 2008. We generated net income of $2.4 million, experienced an increase in net unrealized gains on available-for-sale securities of $1.7 million and recognized stock based compensation of $74 thousand on incentive stock awards. We declared cash dividends of $1.6 million on our common shares or $0.5475 per share during the first nine months of 2009 and dividends of $521 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2009, we and the Bank met all capital adequacy requirements to which we are subject.

During the first nine months of 2009, we experienced an increase in our capital ratios when compared to the periods ending December 31, 2008 and September 30, 2008. This increase is primarily due to the preferred stock issued in January 2009.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio	Minimum required for capital adequacy purposes Ratio	Our Ratio	Bank’s Ratio
As of September 30, 2009:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.81%	7.74%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	13.16	10.39

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	14.37	11.60

As of December 31, 2008:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.65%	8.65%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	10.83	10.83

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	11.80	11.80

As of September 30, 2008:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.00%	9.00%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	11.30	11.30

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	12.15	12.15

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2009, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB BANCORP, INC.
(Registrant)

Date: November 9, 2009	By:	/S/ A. DWIGHT UTZ
A. Dwight Utz
President and Chief Executive Officer

Date: November 9, 2009	By:	/S/ GARY M. ADAMS
Gary M. Adams
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.01	Employment Agreement between the Bank and A. Dwight Utz (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated August 26, 2009)

10.02	Restricted Stock Award Agreement between Registrant and A. Dwight Utz (filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)