Form 10-K
period 2009-12-31
ECB BANCORP INC
filed 2010-03-18
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

$43,254,744

On March 6, 2010, there were 2,849,841 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting are incorporated into Part III of this Report.

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

Region	Branches	County
Outer Banks Region	Currituck	Currituck
	Southern Shores/ Kitty Hawk	Dare
	Nags Head	Dare
	Manteo	Dare
	Avon	Dare
	Hatteras	Dare
	Ocracoke	Hyde

Central Region	Greenville (three offices)	Pitt
	Winterville	Pitt
	Washington	Beaufort

Inner Banks Region	Engelhard	Hyde
	Swan Quarter	Hyde
	Fairfield	Hyde
	Williamston	Martin
	Columbia	Tyrrell
	Creswell	Washington
	Hertford	Perquimans

Coastal Region	Wilmington	New Hanover
	Ocean Isle Beach	Brunswick
	Leland	Brunswick
	Morehead City	Carteret
	New Bern	Craven

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

Banking also is highly competitive in our banking markets, and customers tend to aggressively “shop” the terms of both their loans and deposits. We compete with other commercial banks, savings banks and credit unions, including banks headquartered or controlled by companies headquartered outside of North Carolina but that have offices in our banking markets. According to the most recent market share data published by the FDIC, on June 30, 2009 there were 307 offices of 33 different FDIC-insured depository institutions (including us) in the 13 counties in which we have banking offices. Three of those banks (Wachovia, BB&T and First-Citizens Bank) controlled an aggregate of approximately 52% of all deposits in the 13-county area held by those 3 institutions, while we held approximately 6% of total deposits.

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

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). On December 31, 2009, loans amounting to approximately 79.8% of our loan portfolio were classified as real estate loans. We do not make long-term residential mortgage loans ourselves, but we originate loans of that type which are funded by and closed in the name of other lenders. Those arrangements permit us to make long-term residential loans available to our customers and generate fee income but avoid risks associated with those loans in our loan portfolio.

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

On December 31, 2009, our construction and acquisition and development loans (consumer and commercial) amounted to approximately 21.8% of our loan portfolio, and our other commercial real estate loans amounted to approximately 34.5% of our loan portfolio.

Our real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2009, our home equity lines of credit amounted to approximately 5.3% of our loan portfolio.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. This generally reflects our efforts to reduce credit risk by taking real estate as primary or additional collateral, whenever possible, without regard to loan purpose. Substantially all of our real estate loans are secured by real property located in or near our banking markets. Our real estate loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years and provide for payments based on amortization schedules of less than twenty years. A real estate loan with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2009, our consumer installment loans made up approximately 0.7% of our loan portfolio, and approximately 16.0% of the aggregate outstanding balances of those loans were unsecured. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 15 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes any loan secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2009, our commercial and industrial loans made up approximately 15.8% of our loan portfolio, and approximately 16.0% of the aggregate outstanding balances of those loans represented unsecured loans. Those loans included approximately $25.5 million, or approximately 4.4% of our total loans, to borrowers engaged in agriculture, commercial fishing or seafood-related businesses. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    We price our loans under policies established as a part of our asset/liability management function. For larger loans, we use a pricing model developed by an outside vendor to reduce our exposure to interest rate risk on fixed and variable rate loans that have maturities of longer than three years. On December 31, 2009, approximately 60.0% of the total dollar amount of our loans accrued interest at variable rates.

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

Our Board of Directors has approved levels of lending authority for lending and credit personnel based on our aggregate credit exposure to a borrower. A loan that satisfies the Bank’s loan policies and is within a lending officer’s assigned authority may be approved by that officer alone. Loans involving aggregate credit exposures in excess of a lending officer’s authority may be approved by a Credit Policy Officer in our Loan Administration Department up to the amount of that officer’s authority. Above those amounts, a secured or unsecured loan involving an aggregate exposure to a single relationship of up to $2 million may be approved either by our Chief Executive Officer, Chief Operating Officer, Chief Revenue Officer or Chief Credit Officer, and a loan involving an aggregate exposure to a single relationship of up to $3 million may be approved by our General Loan Committee which consists of our Chief Executive Officer, Chief Operating Officer, Chief Revenue Officer and Chief Credit Officer. A loan that exceeds the approval authority of that Committee, and, notwithstanding the above credit authorities, any single loan in excess of $2 million, must be approved by the Executive Committee of our Board of Directors.

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

Our Special Assets Manager, who reports directly to our Chief Credit Officer, monitors the overall performance of our loan portfolio, monitors the collection activities of our lending officers, and directly supervises collection actions that involve legal action or bankruptcies.

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management monthly and reviewed by our Board of Directors each quarter. On December 31, 2009, our allowance was $9.7 million and amounted to 1.7% of our total loans and approximately 66% of our nonperforming loans.

On December 31, 2009, our nonperforming loans (consisting of non-accrual loans, loans past due greater than 90 days and still accruing interest, and restructured loans) amounted to approximately $14.7 million, and we had $5.4 million of other real estate owned and repossessed collateral acquired in settlement of loans on our books. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Seasonality and Cycles

Because the local economies of communities in our Outer Banks, Inner Banks, and Coastal Regions depend, to a large extent, on tourism and agribusiness (including seafood related businesses), historically there has been an element of seasonality in our business in those regions. However, more recently, the extent to which seasonality affects our business has diminished somewhat, largely as a result of a shift away from the seasonal population growth that once characterized many of our coastal communities and toward a more year-round economy resulting from increasing numbers of permanent residents and retirees relocating to these markets. The seasonal patterns that once characterized agribusiness also have been lessened with agricultural product diversification, the year round marketing and sales of agricultural commodities, and agribusiness tax and financial planning.

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

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2009, our time deposits of $100,000 or more amounted to approximately $198.4 million, or approximately 26.3% of our total deposits. We derive the majority of our deposits from within our banking market. However, we also accept deposits through deposit brokers and market our certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we generate a significant amount of out-of-market deposits in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2009, our out-of-market deposits amounted to approximately $172.3 million, or approximately 22.8% of our total deposits and approximately 34.5% of our total certificates of deposit.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

On December 31, 2009, our investment portfolio totaled approximately $239.3 million and included municipal securities, corporate notes, mortgage-backed securities guaranteed by the Government National Mortgage Association or issued by the Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation (including collateralized mortgage obligations), securities issued by U.S. government-sponsored enterprises and agencies and equity securities. We have classified all of our securities as “available-for-sale,” and we analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

On December 31, 2009, the Bank employed 211 full-time employees (including our executive officers), and 11 part-time employees. We have no separate employees of our own. The Bank is not party to any collective bargaining agreement with its employees, and we consider the Bank’s relations with its employees to be good.

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

The GLB Act permitted bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

The GLB Act expanded opportunities for us and the Bank to provide other services and obtain other revenues. However, this expanded authority also presents challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. To date we have not elected to become a “financial holding company.”

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

The following table lists our consolidated regulatory capital ratios, and the Bank’s separate regulatory capital ratios, at December 31, 2009. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum Required Ratios	Required to be “Well Capitalized”	Our Consolidated Capital Ratios	The Bank’s Capital Ratios
Leverage Capital Ratio (Tier 1 Capital to average assets)	3.0%	5.0%	9.59%	7.53%
Risk-based capital ratios:
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	12.77%	10.03%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	14.02%	11.28%

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

A bank categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law. On December 31, 2009, our capital ratios were at levels to qualify us as “well capitalized.”

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. As of January 1, 2010 no reserves are required on the first $10.7 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $10.7 million and $55.2 million, and reserves equal to 10.0% on aggregate balances in excess of $55.2 million. The FRB may adjust these percentages from time to time. Because our reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of our assets that are available for lending and other investment activities.

Federal Deposit Insurance.    The Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the Bank pays assessments to the FDIC for that insurance coverage. Under the Act, the FDIC may terminate the Bank’s deposit insurance if it finds that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) changed the Federal deposit insurance system by, among other things:

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”);

•	raising the level of Federal deposit insurance coverage for retirement accounts to $250,000;

•	establishing a range of 1.15% to 1.50% within which the FDIC must set and maintain the required reserve ratio for the DIF;

•

requiring that, if the DIF reserve ratio falls, or within six months is expected to fall, below the statutorily required minimum of 1.15%, the FDIC must adopt a restoration plan that provides for the DIF to be restored; and

•

eliminating restrictions on premium rates based on the DIF reserve ratio, and giving the FDIC discretion to price deposit insurance according to the risk posed to the DIF by each insured institution, regardless of the DIF reserve ratio.

During October 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage for all accounts from $100,000 to $250,000 per depositor until December 31, 2009. During May 2009, that increased coverage was extended until December 31, 2013, at which time it will return to $100,000 for all accounts other than retirement accounts for which FDIRA permanently increased the basic coverage to $250,000.

FDIC Temporary Liquidity Guarantee Program.    During 2008, the FDIC implemented its Temporary Liquidity Guarantee Program (TLGP), which applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. We chose to participate in the TLGP. Under the original terms of the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts would be insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount. During August 2009, the FDIC extended the transaction account guarantee component of the TLGP through June 30, 2010.

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

During 2008, and because the DIF reserve ratio had fallen below the minimum of 1.15% mandated by FDIRA, the Board of Directors of the FDIC adopted a restoration plan to return the reserve ratio to that minimum level as required by FDIRA within five years. During February 2009, the Board amended its restoration plan to provide for the minimum DIF reserve ratio to be restored within seven years and voted to impose a special assessment on insured institutions of 20 basis points, and to increase regular assessment rates for 2009. However, during May 2009, the special assessment was reduced to 5 basis points on each insured institution’s assets minus its Tier 1 capital as of June 30, 2009, but not more than 10 basis points of the institution’s assessment base for the second quarter of 2009. The special assessment was payable on September 30, 2009.

During October 2009, the FDIC again amended its restoration plan to provide for the minimum DIF reserve ratio to be restored within eight years, and adopted a uniform 3 basis point increase in regular assessment rates effective January 1, 2011. During November 2009, the FDIC amended its regulations to require that insured institutions prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009.

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

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to prohibit interstate branching in that state by merger by enacting legislation to that effect. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

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

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, is sweeping federal legislation that addressed accounting, corporate governance and disclosure issues. The Act imposed significant new requirements on all public companies. Some provisions of the Act became effective immediately while others are still being implemented.

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

U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.    On January 16, 2009, we issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above the current quarterly cash dividend of $0.1825 per share or repurchase our common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, and the rules and regulations thereunder.

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

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer loan delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to capital and to deposits or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses and the prices of securities in general, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation (“FDIC”) premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

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

•	Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system or the economy.

In response to adverse economic conditions, and instability in the financial markets and the U.S. banking system, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in an attempt to restore confidence and stability to the banking system and to encourage financial institutions to increase their lending to customers and to each other. Later, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to support the national economy and aid in economic recovery.

The provisions of EESA and ARRA are in addition to numerous other actions by the Federal Reserve, Treasury, the FDIC, the SEC and others to address the current decline in the national economy and liquidity and credit crisis that commenced in 2007. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, support the national economy and aid in economic recovery. However, there is no assurance that EESA, ARRA and the other regulatory initiatives described above will be fully effective or have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

•	Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption for more than a year, producing downward pressure on stock prices and credit availability for many issuers without regard to their underlying financial strength. This has been particularly the case with respect to financial institutions, and the market prices of the stocks of financial services companies in general, including ours, are at their lowest levels in recent history. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

We use underwriting procedures and criteria that we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios. Regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and many of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans.

As a result of recent difficulties in the national economy and housing market, declining real estate values, rising unemployment, and loss of consumer confidence, we and most other financial institutions have experienced increasing levels of non-performing loans, foreclosures and loan losses. We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectibility, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

However, if delinquency levels continue to increase or we continue to incur higher than expected loan losses in the future, there is no assurance that our allowance will be adequate to cover resulting losses or that we will not have to make significant provisions to our allowance.

•	A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets have adversely affected our loan portfolio.

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

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2009, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as the current disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Among other sources of funds, we rely heavily on deposits, including out-of-market certificates of deposit, for funds to make loans and provide for our other liquidity needs. Those out-of-market deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.

•	We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, recently a number of financial institutions have sought to raise considerable amounts of additional capital in response to a deterioration in their results of operations and financial condition arising from increases in their non-performing loans and loan losses, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2009, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

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

Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. In other words, to be profitable, we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and recent economic and financial market conditions have made it extremely difficult to manage our gap position. Our profitability and results of operations will be adversely affected if we do not successfully manage our interest sensitivity gap.

On December 31, 2009, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

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

The significant federal and state banking regulations that affect us are described under “Item 1. Business—Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of recent turmoil in the financial services industry, it is likely that there will be an increase in the regulation of all financial institutions. We cannot predict the effects of future changes on our business and profitability.

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

We receive substantially all of our revenue as dividends from the Bank. As described under “Item 1. Business—Supervision and Regulation, federal and state regulations limit the amount of dividends that the Bank may pay to us. If the Bank becomes unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and the Series A Preferred Stock we have sold to Treasury. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

•	We depend on the services of our current management team.

Our operating results and ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We currently have an experienced management team that our Board of Directors believes is capable of managing and growing the Bank. However, changes in or losses of key personnel of any company could disrupt that company’s business and could have an adverse effect on its business and operating results.

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

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 4.84% of the shares of our common stock outstanding as of March 6, 2010 (including the shares issuable upon exercise of the warrant). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

The Bank owns a vacant property in each of Jacksonville, Wilmington, Ocean Isle, New Bern and Grandy, North Carolina, as sites for possible future branch offices.

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2009, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $25.3 million.

Item 3.    Legal Proceedings

From time to time we may become involved in legal proceedings in the ordinary course of our business. However, subject to the uncertainties inherent in any litigation, we believe that, at December 31, 2009 there was no pending or threatened proceedings that are likely to result in a material adverse change in our financial condition or operating results.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Market under the trading symbol “ECBE.” The following table lists the high and low sales prices for our common stock as reported by The Nasdaq Stock Market, and cash dividends declared on our common stock, for the periods indicated.

	Sales Price Range		Cash Dividend Declared Per Share
Quarter	High	Low
2009 Fourth	$17.21	$11.11	$0.1825
Third	19.89	15.56	0.1825
Second	21.18	15.30	0.1825
First	17.75	13.52	0.1825
2008 Fourth	$23.50	$14.30	$0.1825
Third	25.01	20.29	0.1825
Second	27.49	23.00	0.1825
First	27.00	22.00	0.1825

On March 6, 2010, there were approximately 656 record holders of our common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

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

The following graph compares the cumulative total shareholder return (CTSR) on our common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq Composite index and the SNL Bank NASDAQ index. Each trend line assumes that $100 was invested on December 31, 2004, and that dividends were reinvested for additional shares.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
ECB Bancorp, Inc.	100.00	93.98	116.23	93.48	60.41	43.97
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ Index	100.00	96.95	108.85	85.45	62.06	50.34

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

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Income Statement Data:
Net interest income	$26,748	$20,273	$20,357	$20,520	$18,952
Provision for loan losses	11,100	2,450	(99)	351	757
Non-interest income	8,649	6,809	6,377	6,360	6,225
Non-interest expense	23,152	20,633	20,344	18,537	17,465
Provision for income taxes	(357)	580	1,677	2,410	2,102
Net income	1,502	3,419	4,812	5,582	4,853
Preferred stock dividend & accretion of discount	1,003	—	—	—	—
Net income available to common shareholders	499	3,419	4,812	5,582	4,853

Per Share Data and Shares Outstanding:
Basic net income(1)	$0.18	$1.19	$1.65	$2.07	$2.41
Diluted net income(1)	0.18	1.18	1.65	2.05	2.37
Cash dividends declared	0.73	0.73	0.70	0.68	0.64
Book value at period end	23.62	23.89	22.88	21.64	16.94
Weighted-average number of common shares outstanding:
Basic	2,844,950	2,884,396	2,908,371	2,700,663	2,014,879
Diluted	2,845,966	2,889,016	2,914,352	2,724,717	2,046,129
Shares outstanding at period end	2,847,881	2,844,489	2,920,769	2,902,242	2,040,042

Balance Sheet Data:
Total assets	$888,720	$841,851	$643,889	$624,070	$547,686
Loans receivable	577,791	538,836	454,198	417,943	386,786
Allowance for loan losses	9,725	5,931	4,083	4,725	4,650
Other interest-earning assets	253,183	244,470	133,970	151,555	107,583
Total deposits	754,730	629,152	526,361	512,249	465,208
Borrowings	43,910	83,716	43,174	41,415	41,908
Shareholders’ equity	84,375	67,943	66,841	62,793	34,565

Selected Performance Ratios:
Return on average assets	0.17%	0.47%	0.77%	0.96%	0.93%
Return on average shareholders’ equity	1.74	5.14	7.48	10.13	14.56
Net interest margin(2)	3.41	3.12	3.72	4.01	4.16
Efficiency ratio(3)	63.48	73.91	73.44	67.06	67.30

Asset Quality Ratios:
Nonperforming loans to period-end loans	2.54%	1.85%	0.10%	0.04%	0.02%
Allowance for loan losses to period-end loans	1.68	1.10	0.90	1.13	1.20
Allowance for loan losses to nonperforming loans	66.17	59.42	876.92	2,567.93	7,153.85
Nonperforming assets to total assets(4)	2.27	1.63	0.08	0.07	0.01
Net loan charge-offs to average loans outstanding	1.30	0.12	0.13	0.01	0.08

Capital Ratios:
Equity-to-assets ratio(5)	9.49%	8.07%	10.38%	10.06%	6.31%
Leverage capital ratio(6)	9.59	8.65	10.66	12.05	8.43
Tier 1 capital ratio(6)	12.77	10.83	12.94	15.08	10.32
Total capital ratio(6)	14.02	11.80	13.72	16.04	11.36

(1)	Per share amounts are computed based on the weighted-average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets, net of allowance for loan losses.
(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income, both as calculated on a fully taxable-equivalent basis.
(4)	Nonperforming assets consist of the aggregate amount of any non-accruing loans, loans past due greater than 90 days and still accruing interest, restructured loans, repossessions and foreclosed assets on each date.
(5)	Equity-to-assets ratios are computed based on total shareholders’ equity and total assets at each period end.
(6)	These ratios are described in Item 1 under the captions “Supervision and Regulation—Capital Adequacy” and “—Prompt Corrective Action.”

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

Our consolidated assets increased 5.6% to $888.7 million on December 31, 2009, from $841.9 million at year-end 2008. Our loan portfolio increased 7.2% to $577.8 million at December 31, 2009, from loans of $538.8 million at year-end 2008 while deposits increased 19.9% to $754.7 million at year-end 2009 from $629.2 million at year-end 2008. Total shareholders’ equity was approximately $84.4 million at year-end 2009.

In 2009, our income available to common shareholders was $499 thousand or $0.18 basic and $0.18 diluted earnings per share, compared to income available to common shareholders of $3.4 million or $1.19 basic and $1.18 diluted earnings per share for the year ended December 31, 2008. The 2009 income available to common shareholders represents a decrease of $2.9 million over reported 2008 income available to common shareholders mainly due to an increase in provision for loan loss expense.

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

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

In 2009, our income available to common shareholders was $499 thousand or $0.18 basic and $0.18 diluted earnings per share, compared to income available to common shareholders of $3.4 million or $1.19 basic and $1.18 diluted earnings per share for the year ended December 31, 2008. The decrease in earnings is primarily due to an increase in provision for loan loss expense.

The following table shows return on assets (net income divided by average assets), return on equity (net income divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2009	2008	2007
Return on assets	0.17%	0.47%	0.77%
Return on equity	1.74	5.14	7.48
Dividend payout	405.56	61.34	42.42
Shareholders’ equity to assets	9.98	9.13	10.34

Our core strategies continue to be: (1) grow the loan portfolio while maintaining high asset quality; (2) grow core deposits; (3) increase non-interest income; (4) control expenses; and (5) make strategic investments in new and existing communities that will result in increased shareholder value. We continued to make strategic investments in our future as we began construction on one branch that is scheduled to open in 2010.

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

Our net interest income for the year ended December 31, 2009 was $26.7 million, an increase of $6.4 or 31.5% when compared to net interest income of $20.3 million for the year ended December 31, 2008. Our net interest margin, on a tax-equivalent basis, for 2009 was 3.41% compared to 3.12% for 2008. The increase in our net interest margin is mainly the result of decreased rates paid on our interest bearing liabilities. Our net interest rate spread, on a tax-equivalent basis, for 2009 was 3.09% compared to 2.60% for 2008. The spread increased by forty-nine basis points as the decrease in the rates paid on interest-bearing liabilities was forty-nine basis points more than the change in yields earned on interest-earning assets for the year.

Total interest income increased $1.8 million or 4.6% to $40.9 million in 2009 compared to $39.1 million in interest income in 2008. Increases in our average earning assets of $135.4 million in 2009 when compared to 2008 resulted in $7.0 million increase in interest income from 2008 to 2009 but this was partially offset by a decrease in interest income of $5.2 million from a decline in yields. We funded the increases in interest-earning assets primarily with certificates of deposit. The tax equivalent yield on average earning assets decreased 77 basis points during 2009.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense on Tax Equivalent Basis.” We attribute the decrease in the yield on our earning assets to the drop in short-term market interest rates. During 2008, the Federal Open Market Committee (“FOMC”) decreased short-term rates 325 to 350 basis points from 3.50% to a range of 0.00% to 0.25%. Approximately $346.4 million or 60.0% of our loan portfolio consists of variable rate loans that adjust with the movement of the prime rate. As a result, composite yield on our loans decreased approximately 72 basis points for the year ended December 31, 2009 compared to December 31, 2008.

Similarly, our average cost of funds for 2009 was 2.07%, a decrease of 126 basis points when compared to 3.33% for 2008. The average cost on Bank certificates of deposit decreased 155 basis points from 4.09% paid in 2008 to 2.54% paid in 2009, while our average cost of borrowed funds decreased 173 basis points during 2009 compared to 2008.

Total interest expense decreased $4.6 million or 24.5% to $14.2 million in 2009 from $18.8 million in 2008, primarily the result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $117.8 million when comparing 2009 with that of 2008. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $7.9 million and the increase attributable to higher volumes of interest-bearing liabilities was $3.2 million.

Our net interest income for the year ended December 31, 2008 was $20.3 million, a decrease of $0.1 million or 0.5% when compared to net interest income of $20.4 million for the year ended December 31, 2007. Our net interest margin, on a tax-equivalent basis, for 2008 was 3.12% compared to 3.72% for 2007. The decreased net interest margin resulted from increased competitive pricing for money market accounts and certificates of deposits. Our net interest rate spread, on a tax-equivalent basis, for 2008 was 2.60% compared to 2.91% for 2007. As a result of interest rate cuts by the Federal Reserve loan rates decreased more than rates paid on our interest-bearing liabilities. The spread decreased by thirty-one basis points as the change in the rates paid on interest-bearing liabilities was thirty-one basis points less than the change in yields earned on interest-earning assets for the year.

Total interest income decreased $0.7 million or 1.8% to $39.1 million in 2008 compared to $39.8 million in interest income in 2007. Increases in our average earning assets of $106.5 million in 2008 when compared to 2007 resulted in $6.8 million increase in interest income from 2007 to 2008 but this was offset by a decrease in interest income of $7.4 million from a decline in yields. We funded the increases in interest-earning assets primarily with certificates of deposit and Federal Home Loan Bank advances. The tax equivalent yield on average earning assets decreased 123 basis points during 2008.

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

Average Consolidated Balances and Net Interest Income Analysis

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balances	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets:
Loans—net(1)	$556,017	5.50%	$30,595	$499,771	6.22%	$31,104	$426,965	7.85%	$33,497
Taxable securities	201,676	4.41	8,901	125,985	5.11	6,432	95,325	4.74	4,521
Nontaxable securities(2)	36,743	5.80	2,130	34,733	5.69	1,977	33,101	5.61	1,856
Other investments(3)	11,705	0.03	3	10,279	2.50	257	8,859	6.20	549

Total interest-earning assets	806,141	5.16	41,629	670,768	5.93	39,770	564,250	7.16	40,423
Cash and due from banks	10,999			12,663			14,877
Bank premises and equipment, net	25,506			25,255			24,391
Other assets	23,745			19,407			18,396

Total assets	$866,391			$728,093			$621,914

Liabilities and Shareholders’ Equity:
Interest-bearing deposits	$607,880	2.13%	$12,958	$488,309	3.33%	$16,276	$417,675	4.10%	$17,129
Short-term borrowings(4)	52,293	0.94	492	55,131	3.44	1,895	39,818	5.79	2,306
Long-term obligations	22,219	3.18%	707	21,120	3.10%	654	—	—	—

Total interest-bearing liabilities	682,392	2.07	14,157	564,560	3.33	18,825	457,493	4.25	19,435
Non-interest-bearing deposits	90,732			90,031			94,397
Other liabilities	6,783			7,037			5,712
Shareholders’ equity	86,484			66,465			64,312

Total liabilities and shareholders’ equity	$866,391			$728,093			$621,914

Net interest income and net interest margin (FTE)(5)		3.41%	$27,472		3.12%	$20,945		3.72%	$20,988

Net interest rate spread (FTE)(6)		3.09%			2.60%			2.91%

(1)	Average loans include non accruing loans, net of allowance for loan losses. Amortization of deferred loan fees of $9 thousand, $5 thousand, and $813 thousand for 2009, 2008, and 2007, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $724 thousand, $672 thousand, and $631 thousand for the years 2009, 2008, and 2007, respectively.
(3)	Other investments include federal funds sold and interest-bearing deposits with banks and other institutions.
(4)	For 2008, expense includes $ 350 thousand for interest on taxes.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets, net of the allowance for loan losses.
(6)	Net interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

	2009 Compared to 2008			2008 Compared to 2007
	Volume(1)	Rate(1)	Net	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans(2)	$3,298	$(3,807)	$(509)	$5,122	$(7,515)	$(2,393)
Taxable securities	3,602	(1,133)	2,469	1,510	401	1,911
Nontaxable securities(3)	115	38	153	92	29	121
Other investments	18	(272)	(254)	62	(354)	(292)

Interest income	7,033	(5,174)	1,859	6,786	(7,439)	(653)

Interest-bearing deposits	3,267	(6,585)	(3,318)	2,626	(3,479)	(853)
Short-term borrowings	(62)	(1,341)	(1,403)	707	(1,118)	(411)
Long-term obligations	35	18	53	327	327	654

Interest expense	3,240	(7,908)	(4,668)	3,660	(4,270)	(610)

Net interest income	$3,793	$2,734	$6,527	$3,126	$(3,169)	$(43)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Income on non-accrual loans is included only to the extent that it represents interest payments received.
(3)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $724 thousand, $672 thousand, and $631 thousand for the years 2009, 2008, and 2007, respectively.

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2009 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2009, we had a negative one-year cumulative gap of 19.2%. We have interest-earning assets of $422.2 million maturing or repricing within one year and interest-bearing liabilities of $581.8 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2009, our savings and core time deposits of $462.9 million included savings, NOW and Money Market accounts of $161.6 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one-year period.

Rate Sensitivity Analysis as of December 31, 2009

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans—gross	$353,594	$40,482	$394,076	$183,715	$577,791
Investment securities	13,917	378	14,295	225,037	239,332
Interest bearing deposits	870	—	870	—	870
Federal funds sold	7,865	—	7,865	—	7,865
FHLB stock	5,116	—	5,116	—	5,116

Total earning assets	381,362	40,860	422,222	408,752	830,974

Percent of total earnings assets	45.9%	4.9%	50.8%	49.2%	100.0%
Cumulative percentage of total earning assets	45.9	50.8	50.8	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	161,551	—	161,551	—	161,551
Time deposits of $100,000 or more	84,455	88,701	173,156	25,232	198,388
Other time deposits	46,003	178,216	224,219	77,080	301,299
Short-term borrowings	22,910	—	22,910	—	22,910
Long-term obligations	—	—	—	21,000	21,000

Total interest-bearing liabilities	$314,919	$266,917	$581,836	$123,312	$705,148

Percent of total interest-bearing liabilities	44.7%	37.8%	82.5%	17.5%	100.0%
Cumulative percent of total interest-bearing liabilities	44.7	82.5	82.5	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	121.1%	15.3%	72.6%	333.5%	117.8%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	121.1%	72.6%	72.6%	117.8%
Interest sensitivity gap	$66,443	$(226,057)	$(159,614)	$285,440	$125,826
Cumulative interest sensitivity gap	66,443	(159,614)	(159,614)	125,826	125,826
As a percent of total earnings assets	8.0%	(19.2)%	(19.2)%	15.1%	15.1%

As of December 31, 2009, approximately 50.8% of our interest-earning assets could be repriced within one year and approximately 70.0% of interest-earning assets could be repriced within five years. Approximately 82.5% of interest-bearing liabilities could be repriced within one year and 100.0% could be repriced within five years.

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

Market Risk Analysis

	Principal Maturing in Years Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Loans, gross:
Fixed rate	$47,650	$49,407	$43,830	$38,317	$12,963	$39,198	$231,365	$231,256
Average rate (%)	6.87%	6.57%	6.92%	6.57%	7.01%	5.81%	6.59%
Variable rate	125,424	29,160	34,803	47,241	62,080	47,718	346,426	343,647
Average rate (%)	4.89	4.89	4.98	4.37	4.89	3.93	4.70

Investment securities:
Fixed rate	870	979	2,293	1,514	9,371	207,336	222,363	223,963
Average rate (%)	7.26	6.50	5.37	5.45	3.28	4.60	4.57
Variable rate	—	—	—	—	—	15,231	15,231	15,369
Average rate (%)	—	—	—	—	—	2.72	2.72

Interest-bearing deposits:
Variable rate	870	—	—	—	—	—	870	870
Average rate (%)	0.01	—	—	—	—	—	0.01

Liabilities:
Savings and interest- bearing checking:
Variable rate	161,551	—	—	—	—	—	161,551	161,551
Average rate (%)	0.69						0.69

Certificate of deposit:
Fixed rate	396,598	61,775	28,347	457	11,733	—	498,910	503,827
Average rate (%)	1.92	2.53	2.92	2.50	3.10	—	2.08
Variable rate	777	—	—	—	—	—	777	777
Average rate (%)	0.50						0.50

Short-term borrowings:
Fixed rate	20,000	—	—	—	—	—	20,000	20,000
Average rate (%)	0.81						0.81
Variable rate	2,910	—	—	—	—	—	2,910	2,910
Average rate (%)	1.00%						1.00

Long-term borrowings:
Fixed rate	21,000	—	—	—	—	—	21,000	21,210
Average rate (%)	3.22						3.22

Non-interest Income

Non-interest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of non-interest income for 2009, 2008 and 2007.

Non-interest Income

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Service charges on deposit accounts	$3,652	$3,500	$3,219
Other service charges and fees	1,160	1,367	1,508
Mortgage origination brokerage fees	950	1,035	1,091
Net gain (loss) on sale of securities	2,565	218	(161)
Income from bank owned life insurance	310	316	289
Other operating income	12	373	431

Total non-interest income	$8,649	$6,809	$6,377

Non-interest income increased $1.8 million or 26.4% to $8.6 million compared to $6.8 million for the same period in 2008. The increase in non-interest income for the year ending December 31, 2009 is primarily the result of $2.6 million in gains on the sale of securities compared to $218 thousand for the same period in 2008. Service charges on deposit accounts were up by $152 thousand or 4.3% as we saw an increase in cardholder fees. Other service charges and fees decreased $207 thousand or 15.1% in 2009 compared to the prior year mainly due to decreased investment brokerage fees of $105 thousand. Mortgage origination brokerage fees decreased $85 thousand or 8.2% over 2008. Other operating income decreased $361 thousand in 2009 compared to the prior year. The main reason for this decrease is that 2008 included a nonrecurring Visa distribution in the amount of $386 thousand.

Non-interest income increased $432 thousand or 6.8% to $6.8 million in 2008 compared to $6.4 million for the same period in 2007. The increase in non-interest income was primarily the result of an income distribution from Visa International’s initial public offering in the amount of $386 thousand. As a member bank of Visa, we received the proceeds for the redemption of approximately 9 thousand shares of class B common stock. The increase in non-interest income also included a net gain on sale of securities of $218 thousand in 2008 compared to a net loss of $161 thousand in 2007. Non-interest income in 2007 included nonrecurring income from the recapture of $240 thousand relating to the allowance for losses on unfunded loan commitments. Other service charges and fees decreased $141 thousand or 9.4% in 2008 compared to the prior year mainly due to decreased investment brokerage fees of $163 thousand. Service charges on deposit accounts were up by $281 thousand or 8.7% as we saw an increase in overdraft protection fees. Mortgage origination brokerage fees decreased $56 thousand or 5.1% over 2007.

Non-interest Expense

Non-interest expense increased $2.6 million or 12.6% to $23.2 million in 2009 compared to $20.6 million in 2008 and non-interest expense increased $289 thousand or 1.4% in 2008 compared to $20.3 million in 2007. The following table presents the components of non-interest expense for 2009, 2008 and 2007.

Non-interest Expense

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Salaries	$8,287	$8,161	$8,431
Retirement and other employee benefits	2,488	2,706	2,503
Occupancy	1,832	1,857	1,788
Equipment	1,763	1,638	1,885
Professional fees	832	717	673
Supplies	216	312	432
Telephone	642	679	563
FDIC Insurance	1,689	384	62
Net cost of real estate and repossessions acquired in settlement of loans	1,345	145	48
Other outside services	470	482	445
Other	3,588	3,552	3,514

Total	$23,152	$20,633	$20,344

Expenses for salaries and benefits decreased 0.8% and 0.6% for the years ended December 31, 2009 and December 31, 2008, respectively. Salaries and benefits increased 6.5% for the year ended December 31, 2007. The decrease in salary and benefit expenses in 2009 compared to 2008 is due to a decrease of $304 thousand in supplemental employee retirement plan expense. The decrease in 2008 is related to deferred loan origination expense. Prior to this salary and benefits increased $589 thousand or 5.35% in 2008 compared to 2007. This increase along with the increase in 2007 is related to staff additions to accommodate our growth and additional branches. As of December 31, 2009, we had 222 employees and operated 24 full service banking offices, a loan production office and a mortgage loan origination office.

Salary expense increased $126 thousand or 1.5% in 2009 compared to 2008. The increase is the result of general cost of living and merit increases. Employee benefits decreased $218 thousand or 8.1% in 2009 over the prior year principally due a decrease in supplemental employee retirement plan expense and a decrease in employee incentive expense.

Equipment expense increased $124 thousand or 7.6% in 2009 mainly due to maintenance expense increasing $73 thousand and depreciation expense increasing $34 thousand.

Professional fees, which include audit, legal and consulting fees, increased $115 thousand or 16.0% to $832 thousand for 2009 compared to $717 thousand in 2008. Legal fees remained relatively flat only increasing $4 thousand year over year. Consulting fees increased $33 thousand in 2009 compared to 2008 mainly the result of fees associated with the search for our new president and CEO. Audit fees increased $36 thousand during 2009 as compared to 2008 due to fees associated with an IRS audit and various fees associated with other consultations.

Supplies expense decreased $96 thousand in 2009 compared to same period of 2008 primarily the result of decreases at our bankcard center and at our corporate office.

FDIC insurance increased $1.3 million in 2009 due to increased assessment rates and an increase in our deposit balances. Also, $405 thousand of the increase is related to the special assessment that was levied on all banks by the FDIC.

Net cost of real estate and repossessions acquired in settlement of loans expense increased $1.2 million to $1.3 million in 2009 compared to $145 thousand in 2008. The majority of this expense is related to the disposition of collateral on two large real estate loans.

Salary expense decreased $270 thousand or 3.2% in 2008 compared to 2007. Prior to deferring loan origination costs, salary expense increased $387 thousand or 4.4% as we opened one new branch in 2008 and had full years of expenses for three branches that opened mid year 2007. Employee benefits increased $203 thousand or 8.1% in 2008 over the prior year principally due to health insurance increases of $210 thousand and $68 thousand in expense related to split-dollar life insurance arrangements due to a change in accounting standards related to postretirement benefits.

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

FDIC deposit insurance increased $322 thousand or 519% for 2008 compared to 2007. The primary reason for this increase was that the FDIC began assessing deposit insurance fees again in 2007 but allowed eligible institutions to use a one time credit towards the assessment. The one time credit covered a large portion of our FDIC expense in 2007.

Income Taxes

For the year-ended December 31, 2009, we recorded income tax benefit of $357 thousand, compared to expenses of $580 thousand and $1.7 million for the year-ended December 31, 2008 and 2007, respectively. Our effective tax rate for the years ended December 31, 2009, 2008 and 2007 was (31.2%), 14.5% and 25.8%, respectively.

Our effective tax rate for 2008 was lower due to the recognition of a tax benefit associated with the reduction of the valuation allowance on a deferred tax asset and a higher ratio of tax-exempt to taxable income compared to 2007. The valuation allowance for deferred tax assets was $43 thousand for December 31, 2009, $105 thousand for December 31, 2008 and $335 for December 31, 2007. The valuation allowance was for certain capital losses related to perpetual preferred stock issued by FNMA and FHLMC. These losses are capital in character and we may not have current capital gain capacity to offset these losses. The effective tax rate in 2009, 2008 and 2007 also differs from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio. For more information see disclosure on income taxes in note 6.

Financial Condition at December 31, 2009, 2008 and 2007

Our total assets were $888.7 million at December 31, 2009, $841.9 million at December 31, 2008 and $643.9 million at December 31, 2007. Asset growth during 2009 was funded primarily by an increase in time deposits of $76.6 million and an increase in interest bearing demand accounts of $42.9 million. For the years ended December 31, 2009 and 2008, we grew our loans $39.0 million and $84.6 million, respectively, due to favorable loan demand in our market areas and our addition of new branches during 2007 and 2008. For the years ended December 31, 2009 and 2008, we grew our deposits $125.6 million and $102.8 million, respectively, mainly through wholesale certificates of deposit, the proceeds of which were invested in interest-earning assets.

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the relative composition of our balance sheets at December 31, 2009, 2008 and 2007.

Distribution of Assets and Liabilities

	December 31,
	2009		2008		2007
	(Dollars in thousands)
Assets:
Loan, gross	$577,791	65.0%	$538,836	64.0%	$454,198	70.5%
Investment securities	239,332	26.9	239,709	28.4	125,888	19.6
Interest-bearing deposits	870	0.1	902	0.1	925	0.1
FHLB stock	5,116	0.6	3,859	0.5	2,382	0.4
Federal funds sold	7,865	0.9	—	0.0	4,775	0.7

Total earning assets	830,974	93.5	783,306	93.0	588,168	91.3
Allowance for loan losses	(9,725)	(1.1)	(5,931)	(0.7)	(4,083)	(0.6)
Non-interest-bearing deposits and cash	9,076	1.0	15,897	1.9	16,303	2.5
Bank premises and equipment, net	25,329	2.9	25,737	3.1	24,450	3.8
Other assets	33,066	3.7	22,842	2.7	19,051	3.0

Total assets	$888,720	100.0%	$841,851	100.0%	$643,889	100.0%

Liabilities and Shareholders’ Equity:
Demand deposits	$93,492	10.5%	$90,197	10.7%	$95,596	14.9%
Savings, NOW and Money Market deposits	161,551	18.2	115,893	13.8	121,839	18.9
Time deposits of $100,000 or more	198,388	22.3	224,185	26.6	162,276	25.2
Other time deposits	301,299	33.9	198,877	23.6	146,650	22.8

Total deposits	754,730	84.9	629,152	74.7	526,361	81.8
Short-term borrowings	22,910	2.6	57,716	6.8	43,174	6.7
Long-term obligations	21,000	2.4	26,000	3.1	—	0.0
Accrued interest and other liabilities	5,705	0.6	61,040	7.3	7,513	1.1

Total liabilities	804,345	90.5	773,908	91.9	577,048	89.6
Shareholders’ equity	84,375	9.5	67,943	8.1	66,841	10.4

Total liabilities and share-holders’ equity	$888,720	100.0%	$841,851	100.0%	$643,889	100.0%

Loans

As of December 31, 2009, total loans increased to $577.8 million, up 7.2% from total loans of $538.8 million at December 31, 2008. Construction and land development loans decreased from $132.5 million in 2008 to $125.9 million in 2009. The decrease in construction and development loans was a function of the declining economic conditions during the past two years. Commercial and residential real estate loans increased from $299.0 million in 2008 to $335.0 million in 2009. The growth in residential and commercial real estate loans was due to the growth in branches and a focus on growth by the bank in owner-occupied small business lending during the year.

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

At December 31, 2009, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 79.8% of our loan portfolio. Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $110.8 million or 24.0% of our real estate loans at December 31, 2009. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2009, our ten largest loans accounted for approximately 7.39% of our loans outstanding. As of December 31, 2009, we had outstanding loan commitments of approximately $86.7 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Real estate—construction and land development	$125,856	$132,525	$104,339	$116,279	$91,334
Real estate—commercial, residential and other(1)	335,004	298,959	234,812	211,440	198,931
Installment loans	4,351	5,115	5,808	6,109	8,518
Overdraft plans	2,451	2,214	2,002	2,167	2,630
Commercial and all other loans	110,129	100,023	107,237	81,948	85,373

Total	$577,791	$538,836	$454,198	$417,943	$386,786

(1)	The majority of the commercial real estate is owner-occupied and operated.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of our loans as of December 31, 2009. A significant majority of our loans maturing after one year reprice at two and three year intervals. In addition, approximately 60.0% of our loan portfolio is comprised of variable rate loans.

Loan Maturities at December 31, 2009

	1 year or less	Due after 1 year through 5 years		Due after 5 years		Total
		Floating	Fixed	Floating	Fixed
	(Dollars in thousands)
Real estate—construction and land development	$64,869	$34,079	$26,276	$322	$310	$125,856
Real estate—commercial, residential and other	54,767	119,058	102,059	37,761	21,359	335,004
Installment loans	711	30	3,220	—	390	4,351
Overdraft protection plans	1,039	483	202	30	697	2,451
Commercial and all other loans	51,689	26,588	18,169	2,650	11,033	110,129

Total	$173,075	$180,238	$149,926	$40,763	$33,789	$577,791

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

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of year—gross	$577,791	$538,836	$454,198	$417,943	$386,786

Average loans outstanding—gross	$562,095	$504,426	$431,579	$409,565	$355,755

Allowance for loan losses at beginning of year	$5,931	$4,083	$4,725	$4,650	$4,300

Loan charged off:
Real estate	7,032	381	433	—	12
Installment loans	18	64	43	68	45
Credit cards and related plans	19	—	—	—	31
Commercial and all other loans	497	253	161	59	218

Total charge-offs	7,566	698	637	127	306

Recoveries of loans previously charged off:
Real estate	72	1	—	7	—
Installment loans	3	4	18	16	16
Credit cards and related plans	4	9	—	3	18
Commercial and all other loans	181	82	76	65	1

Total recoveries	260	96	94	91	35

Net charge-offs	7,306	602	543	36	271
Provision for loan losses	11,100	2,450	(99)	351	757
Adjustment for loans sold(1)	—	—	—	—	(136)
Adjustment for unfunded loans(2)	—	—	—	(240)	—

Allowance for loan losses at end of year	$9,725	$5,931	$4,083	$4,725	$4,650

Ratios:
Net charge-offs during year to average loans outstanding	1.30%	0.12%	0.13%	0.01%	0.08%
Allowance for loan losses to loans at year end(3)	1.68	1.10	0.90	1.13	1.20
Allowance for loan losses to nonperforming loans	66	59	877	2,568	7,154

(1)	During 2005 the Bank sold its credit card portfolio with outstanding balances of approximately $2.7 million. Prior to the sale, the Bank had reserved 5% of the outstanding balances in the allowance for loan losses. The allowance was reduced by $136 thousand when the credit card portfolio was sold.
(2)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.
(3)	As a result of the Interagency Policy Statement on the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it used to estimate the allowance for loan losses during the second quarter of 2007.

At December 31, 2009, our allowance for loan losses as a percentage of loans was 1.68%, up from 1.10% at December 31, 2008. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

Historical loss calculations for each homogeneous risk group are based on a three year average loss ratio calculation with the most recent quarter’s loss history included in the model. The impact is to more quickly recognize and increase the loss history in a respective grouping. For those groups with little or no loss history, management increases the historical factor through a positive adjustment to more accurately represent current economic conditions and their potential impact on that particular loan group.

Homogeneous loan groups are assigned risk factors based on their perceived loss potential, current economic conditions and on their respective risk ratings. The probability of loss is increased as the risk grade increases within each risk grouping to more accurately reflect the Bank’s exposure in that particular group of loans. The Bank utilizes a system of eight—possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment. Other groups of loans based on loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

A portion of the Bank’s allowance for loan losses is not allocated to any specific category of loans. This general portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion of the allowance considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. The Bank has identified an acceptable range for this unallocated portion to be 5%—15% of the total reserve. While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

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

Net charge-offs of $7.3 million in 2009 increased $6.7 million and $6.8 million when compared to 2008 and 2007, respectively. Net charge-offs from real estate secured loans were $7.0 million, $381 thousand and $433 thousand for 2009, 2008 and 2007, respectively. Asset quality remains a top priority of the Bank. For the year ending December 31, 2009, net loan charge-offs were 1.30% of average loans compared to 0.12% for the year ending December 31, 2008. The ratio of annualized net charge-offs to average loans increased mainly due to the Bank writing-down several large collateral dependent loans. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.68% at December 31, 2009 from 1.10% at December 31, 2008 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans increased to 66% as of December 31, 2009 compared to 59% at December 31, 2008. The increase is the result of our allowance increasing approximately 64% year over year while our nonperforming loans have only increased approximately 47% year over year.

Construction, land and development (“CLD”) loans make up 21.8% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
	Balance	% of Total	Balance	% of Total
	Dollars in thousands
Balances at December 31, 2009	$125,856	21.8%	$451,935	78.2%	$577,791
Impaired loans	8,959	37.5%	14,935	62.5%	23,894
Allocated Reserves	4,622	55.6%	3,694	44.4%	8,316
YTD Net Charge-offs	5,101	69.8%	2,205	30.2%	7,306
Nonperforming loans (NPL)	5,946	40.5%	8,750	59.5%	14,696
NPL as % of loans	4.7%		1.9%		2.5%

While balances of CLD loans make up 21.8% of the Bank’s loan portfolio, they represent 37.5% and 69.8% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 40.5% of the Bank’s nonperforming loans and 55.6% of the Bank’s allowance for loan loss is allocated to CLD loans.

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses and percent of our total loans represented by the loans in each loan category for each of the years presented. The reserves allocated to real estate increased during 2009 and 2008 as declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans.

Allocation of the Allowance for Loan Losses

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate	$7,572	91.0%	$4,762	80.1%	$2,642	74.7%	$3,630	78.4%	$3,292	75.0%
Installment loans	23	0.3	25	0.9	73	1.3	233	1.5	122	2.2
Credit cards and related plans	13	0.2	16	0.4	38	0.4	8	0.5	21	0.7
Commercial and all other loans	708	8.5	507	18.6	773	23.6	817	19.6	1,073	22.1

Total allocated	8,316	100.0%	5,310	100.0%	3,526	100.0%	4,688	100.0%	4,508	100.0%
Unallocated	1,409		621		557		37		142

Total	$9,725		$5,931		$4,083		$4,725		$4,650

Loans Considered Impaired under SFAS No. 114

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At December 31, 2009, we had loans totaling $23.9 million (which includes $14.4 million in nonperforming loans) which were considered to be impaired compared to $16.5 million at December 31, 2008. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at December 31, 2009.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	34	$13.0	$0.7
Restructured loans	3	1.4	0.7

Total nonperforming loans	37	$14.4	$1.4

Other impaired loans with allocated reserves	10	3.3	0.7
Impaired loans without allocated reserves	16	6.2	—

Total impaired loans	63	$23.9	$2.1

Nonperforming Assets and Past Due Loans

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans	$13,343	$9,957	$393	$130	$—
Loans past due 90 days or more days still accruing	—	—	—	—	—
Restructured loans	1,353	24	73	54	65
Other real estate owned & repossessions	5,443	3,724	66	240	—

Total	$20,139	$13,705	$532	$424	$65

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

At December 31, 2009 and 2008, nonperforming assets were approximately 3.49% and 2.54%, respectively, of the loans outstanding at such dates. The general downturn in the overall economy has contributed to the overall increase in nonperforming assets reflected at year end. The impact of our impaired loans at December 31, 2009, on our interest income was approximately $1.0 million as we would have accrued $1.3 million in interest income versus the $0.3 million thousand recognized.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We also have contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments. The following tables set forth our commercial commitments and contractual payment obligations as of December 31, 2009.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$84,906	$42,750	$11,086	$5,869	$25,201
Standby letters of credit	1,837	1,837	—	—	—

Total commercial commitments	$86,743	$44,587	$11,086	$5,869	$25,201

	Amount of Payments Due per Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Short-term borrowings	22,910	22,910	—	—	—
Long-term borrowings	21,000	—	13,500	7,500	—
Operating leases	3,055	520	904	698	933
Deposits	754,730	652,418	90,122	12,190	—

Total contractual obligations	$888,438	$720,435	$115,612	$26,257	$26,134

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

Our investment securities totaled $239.3 million at December 31, 2009, $239.7 million at December 31, 2008 and $125.9 million at December 31, 2007. The balance of the investment portfolio at December 31, 2008 compared to December 31, 2009 remained flat. The increase in investment securities of $113.8 million or 90.4% from December 31, 2007 when compared to December 31, 2008 was principally due to leverage strategies implemented to take advantage of favorable spreads between yields on securities and borrowing cost from the Federal Home Loan Bank. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2009	Percentage	2008	Percentage	2007	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$35,843	15.0%	$29,524	12.3%	$33,022	26.2%
Collaterized mortgage obligations	25,285	10.6	20,759	8.7	21,687	17.2
Corporate notes	5,860	2.5	6,888	2.9	2,958	2.3
Mortgage-backed securities	125,516	52.4	148,649	62.0	31,453	25.0
Tax-exempt municipal securities	46,022	19.2	33,209	13.8	35,941	28.6
Equity securities	806	0.3	680	0.3	827	0.7

Total investments	$239,332	100.0%	$239,709	100.0%	$125,888	100.0%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2008.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years	Total/ Yield
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$—	$—	$7,166	$20,392	8,285	$35,843
	—%	—%	2.74%	3.70%	4.70%	3.74%
Collaterized mortgage obligations(1)	188	1,488	20,121	3,488	—	25,285
	4.96	2.90	4.38	3.86	—	4.23
Corporate notes	—	—	—	5,860	—	5,860
	—	—	—	5.95	—	5.95
Mortgage-backed securities(1)	1,154	3,600	53,812	54,057	12,893	125,516
	5.50	5.69	3.94	4.12	4.39	4.13
Tax-exempt municipal securities(2)	497	378	7,343	18,449	19,355	46,022
	7.22	7.31	5.44	5.70	5.72	5.70
Equity securities(3)	—	—	—	—	806	806
	—	—	—	—	11.13	11.13

Total investments	$1,839	$5,466	$88,442	$102,246	$41,339	$239,332

	5.93%	5.02%	4.07%	4.42%	5.23%	4.46%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions. All other bond maturities are based on maturity date.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.
(3)	Equity securities yield is based on dividends paid in 2009.

The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2009, the market value of the investment portfolio was approximately $2.1 million above its book value, which is primarily the result of lower market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of December 31, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of December 31, 2009 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$60,315	$60,866
Federal Home Loan Mortgage Corporation	36,597	37,011
Federal Home Loan Banks	14,045	13,860
Government National Mortgage Association	30,023	30,336
Federal Farm Credit Banks	11,992	11,907
Small Business Administration	32,338	32,665

At December 31, 2009, we held $8.7 million in bank owned life insurance, compared to $8.3 million at December 31, 2008.

Deposits

Deposits increased to $754.7 million, up 19.9% as of December 31, 2009 compared to deposits of $629.2 million at December 31, 2008. Non-interest-bearing deposits increased $3.3 million from year-end 2008 to year-end 2009, while total interest-bearing deposits increased $122.3 million over the same period. The most significant increases in deposits are attributed to time deposits, including wholesale time deposits, which increased $76.6 million year over year. Time deposits of less than $100,000 increased $102.4 million while time deposits of $100,000 or more decreased $25.8 million. We believe that we can improve our core deposit funding by improving our branch network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase throughout 2010.

Total deposits at December 31, 2008 increased $102.8 million or 19.5% compared to total deposits of $526.4 million at December 31, 2007. Non-interest-bearing deposits decreased $5.4 million from year-end 2007 to year-end 2008, while total interest-bearing deposits increased $108.2 million over the same period. Time deposits increased $114.1 million during 2008 of which $61.9 million was attributable to increases in time deposits of $100,000 or more.

The average balance of deposits and interest rates thereon for the years ended December 31, 2009, 2008, and 2007 are summarized below.

Average Deposits

	Year ended December 31,
	2009		2008		2007
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$112,971	0.74%	$96,032	0.93%	$95,008	1.87%
Savings deposits	18,429	0.25	17,870	0.49	18,740	0.50
Time deposits	476,480	2.54	374,407	4.09	303,927	5.02

Total interest-bearing deposits	607,880	2.13	488,309	3.33	417,675	4.10
Non-interest-bearing deposits	90,732		90,031		94,397

Total deposits	$698,612	1.85%	$578,340	2.81%	$512,072	3.33%

For the years ended December 31, 2009, 2008 and 2007, our average non-interest-bearing deposits have been approximately 13.0%, 15.6% and 18.4%, respectively of our average total deposits. Owing to our loan growth, during 2009 we continued to look to the wholesale funds market to augment our core funding. We subscribe to an Internet bulletin board service to advertise our deposit rates. At year-end 2009 and 2008, we had approximately $140.8 million and $134.5 million, respectively, in these types of deposits, most of which have a maturity of two years or less.

As of December 31, 2009, we held approximately $87.9 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $110.5 million of wholesale deposits of $100,000 or more. Non-brokered time deposits less than $100,000 were approximately $239.5 million at December 31, 2009. The following table is a maturity schedule of our time deposits as of December 31, 2009.

Time Deposit Maturity Schedule

	3 months or less	4-6 months	7-12 months	Over 12 months	Total
	(Dollars in thousands)
Non-wholesale time certificates of deposit of less than $100,000	$36,570	$23,896	$118,618	$60,399	$239,483
Non-wholesale time certificates of deposit of $100,000 or more	37,247	16,094	29,114	5,442	87,897
Wholesale time certificates of deposit of less than $100,000	9,434	9,536	26,165	16,681	61,816
Wholesale time certificates of deposit of $100,000 or more	47,208	25,156	18,338	19,789	110,491

Total time deposits	$130,459	$74,682	$192,235	$102,311	$499,687

Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $22.9 million on December 31, 2009, compared to $57.7 million on December 31, 2008, a decrease of $34.8 million. Our short-term advances from FHLB decreased $14.0 million while repurchase agreements decreased $6.3 million and sweep accounts decreased $1.5 million from December 31, 2008 to December 31, 2009. Federal funds purchased decreased $13.0 million from December 31, 2008 to December 31, 2009.

The following table details the maturities and rates of our borrowings from the FHLB, as of December 31, 2009.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
December 31, 2009	Fixed rate	15,000	30 days	0.23	January 29, 2010
March 12, 2008	Fixed rate	5,000	2 years	2.56	March 12, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

Total Borrowings: $ 41,000              Composite rate: 2.05%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $21.0 million on December 31, 2009, compared to $26.0 million long-term FHLB advances on December 31, 2008. The decrease of $5.0 million in long-term FHLB advances is due to $5.0 million being reclassed to short-term borrowing.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2009 the Bank relied more heavily on wholesale time deposits to meet our liquidity needs. Wholesale deposits increased $37.8 million from December 31, 2008 to December 31, 2009 primarily because of increased use of internet deposits and the use of a wholesale time deposit placement network. The Bank intends to focus on increasing core deposits in order to decrease the amount of wholesale deposits.

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $177.7 million, $168.6 million and $128.8 million of advances from the FHLB at December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, we had outstanding FHLB advances totaling $41.0 million compared to $60.0 million and $28.0 million at December 31, 2008 and 2007, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2009, we owned 51,160 shares of the FHLB’s $100 par value capital stock, compared to 38,591 and 23,822 shares at December 31, 2008 and 2007, respectively. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $36.0 million available to us at December 31, 2009 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2009, we did not have any advances under these federal funds lines. We also have the ability to borrow from the Federal Reserve Discount Window by pledging certain types of collateral. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2009, we did not have any loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of December 31, 2009, our total shareholders’ equity was $84.4 million (consisting of common shareholders’ equity of $67.3 million and preferred stock of $17.1 million) compared with total shareholders’ equity of $67.9 million as of December 31, 2008 (consisting of common shareholders’ equity of $67.9 million and no preferred stock). On January 16, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 17,949 shares of the Company’s Series A Preferred Stock. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued a warrant to purchase 144,984 shares of the Company’s common stock. The Company received $17,949,000 in cash.

Common shareholders’ equity decreased by approximately $0.6 million to $67.3 million at December 31, 2009 from $67.9 million at December 31, 2008. We experienced net income in 2009 of $1.5 million and recognized stock compensation of $85 thousand on restricted stock awards and stock options. We had a decrease in net unrealized gains on available-for-sale securities of $205 thousand. We declared cash dividends of $2.1 million on our common shares or $0.73 per share during 2009 and dividends of $745 thousand on preferred shares.

Common shareholders’ equity increased by approximately $1.1 million to $67.9 million at December 31, 2008 from $66.8 million at December 31, 2007. We experienced net income in 2008 of $3.4 million and recognized stock compensation of $212 thousand on restricted stock awards and stock options. We had a change from a net unrealized loss to an unrealized gain on available-for-sale securities of $1.7 million and we declared cash dividends of $2.1 million or $0.73 per share during 2008. During 2008 we repurchased 78,780 shares of our outstanding common stock at a cost of $1.8 million. We also recorded a liability of $387 thousand to record the postretirement benefit related to split-dollar life insurance arrangements due to a change in accounting standards related to postretirement benefits on January 1, 2008, which was reflected as a cumulative effect adjustment to retained earnings.

The following table presents information concerning capital required of us and our actual capital ratios.

	To be well capitalized under prompt corrective action provisions		Minimum required for capital adequacy purposes		Our Ratio	Bank’s Ratio
	Ratio		Ratio
As of December 31, 2009:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.59%	7.53%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	12.77	10.03
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	14.02	11.28
As of December 31, 2008:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.65%	8.65%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	10.83	10.83
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	11.80	11.80

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

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Summary of Operations

Income Statement Data:
Interest income	$10,051	$10,320	$10,305	$10,229	$9,712	$9,874	$9,828	$9,684
Interest expense(1)	3,033	3,244	3,663	4,217	5,056	4,574	4,481	4,714
Net interest income	7,018	7,076	6,642	6,012	4,656	5,300	5,347	4,970
Provision for loan losses	5,675	2,675	2,000	750	1,110	440	570	330
Net interest income after provision	1,343	4,401	4,642	5,262	3,546	4,860	4,777	4,640
Non-interest income(2)	3,024	1,926	1,763	1,936	1,219	1,865	1,727	1,998
Non-interest expense(3)	6,117	6,135	5,455	5,445	4,792	5,476	5,108	5,257
Income (loss) before income taxes	(1,750)	192	950	1,753	(27)	1,249	1,396	1,381
Income taxes	(853)	(154)	150	500	(289)	240	294	335
Net income(loss)	(897)	346	800	1,253	262	1,009	1,102	1,046
Preferred stock dividend & accretion of discount	265	263	268	207	—	—	—	—
Net income available to common shareholders	(1,162)	83	532	1,046	262	1,009	1,102	1,046

Per Share Data and Shares Outstanding:
Net income (loss)—basic	$(0.41)	$0.03	$0.19	$0.37	$0.09	$0.35	$0.38	$0.36
Net income (loss)—diluted	(0.41)	0.03	0.19	0.37	0.09	0.35	0.38	0.36
Cash dividends	0.1825	0.1825	0.1825	0.1825	0.1825	0.1825	0.1825	0.1825
Book value at period end	23.62	24.88	24.17	24.58	23.89	22.88	22.43	23.30
Shares outstanding at period end	2,847,881	2,847,881	2,844,489	2,844,489	2,844,489	2,887,996	2,888,896	2,909,699

Balance Sheet Data:
Total assets	$888,720	$858,737	$877,465	$865,383	$841,851	$767,768	$738,040	$714,562
Investments	239,332	218,591	232,521	247,663	239,709	154,077	157,589	160,874
Loans	577,791	573,837	566,601	550,639	538,836	524,337	516,492	485,774
Interest-earning assets	830,974	800,015	815,778	806,045	783,306	704,524	679,708	661,182
Deposits	754,730	696,633	703,467	688,082	629,152	619,019	578,273	555,591
Long-term obligations	21,000	21,000	21,000	21,000	26,000	26,000	26,000	26,000
Shareholders’ equity	84,375	87,936	85,792	86,925	67,943	66,086	64,806	67,798

Selected Performance Ratios:
Rate of return (annualized) on:
Total assets	(0.41)%	0.16%	0.37%	0.58%	0.14%	0.54%	0.61%	0.62%
Shareholders’ equity	(4.09)	1.59	3.64	5.98	1.59	6.23	6.52	6.17
Dividend payout ratio	(44.51)	608.33	96.05	49.32	202.78	52.14	48.03	50.69

1.	Fourth quarter 2008 includes expense of $350 thousand for interest on taxes.
2.	Fourth quarter 2008 includes amortization of a tax credit with Community Affordable Housing Equity Corporation of $291 thousand.
3.	Fourth quarter 2008 declined from prior quarters due to the reversal of previously accrued incentive pay because certain goals set by the board under the Company’s incentive plan were not met.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

ECB Bancorp, Inc.

Engelhard, North Carolina

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECB Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2010 expressed an unqualified opinion.

Greenville, North Carolina

March 16, 2010

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(Dollars in thousands, except per share data)

	2009	2008
ASSETS
Non-interest bearing deposits and cash	$9,076	$15,897
Interest-bearing deposits	870	902
Overnight investments	7,865	—

Total cash and cash equivalents	17,811	16,799

Investment securities available-for-sale, at fair value (cost of $237,594 and $237,638 at December 31, 2009 and 2008, respectively)	239,332	239,709
Loans	577,791	538,836
Allowance for loan losses	(9,725)	(5,931)

Loans, net	568,066	532,905

Real estate and repossessions acquired in settlement of loans, net	5,443	3,724
Federal Home Loan Bank common stock, at cost	5,116	3,859
Bank premises and equipment, net	25,329	25,737
Accrued interest receivable	4,967	4,663
Bank owned life insurance	8,657	8,347
Other assets	13,999	6,108

Total	$888,720	$841,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, non-interest-bearing	$93,492	$90,197
Demand, interest-bearing	141,956	99,011
Savings	19,595	16,882
Time	499,687	423,062

Total deposits	754,730	629,152

Payable, settlement for securities purchased	—	53,426
Accrued interest payable	1,121	2,889
Short-term borrowings	22,910	57,716
Long-term obligations	21,000	26,000
Other liabilities	4,584	4,725

Total liabilities	804,345	773,908

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock, Series A	17,122	—
Common stock, par value $3.50 per share	9,968	9,956
Capital surplus	25,803	25,707
Warrant	878	—
Retained earnings	29,555	31,026
Accumulated other comprehensive income	1,049	1,254

Total shareholders’ equity	84,375	67,943

Total	$888,720	$841,851

Common shares outstanding	2,847,881	2,844,489
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	—
Preferred shares authorized	2,000,000	—

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share data)

	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$30,595	$31,104	$33,497
Interest on investment securities:
Interest exempt from federal income taxes	1,406	1,305	1,225
Taxable interest income	8,774	6,215	4,384
Dividend income	127	217	137
Other interest	3	257	549

Total interest income	40,905	39,098	39,792

INTEREST EXPENSE
Deposits
Demand accounts	833	894	1,779
Savings	46	87	94
Time	12,079	15,295	15,256
Short-term borrowings	462	1,545	2,306
Long-term obligations	707	654	—
Other interest expense	30	350	—

Total interest expense	14,157	18,825	19,435

Net interest income	26,748	20,273	20,357
Provision for loan losses	11,100	2,450	(99)

Net interest income after provision for loan losses	15,648	17,823	20,456

NON-INTEREST INCOME
Service charges on deposit accounts	3,652	3,500	3,219
Other service charges and fees	1,160	1,367	1,508
Mortgage origination brokerage fees	950	1,035	1,091
Net gain (loss) on sale of securities	2,565	218	(161)
Income from bank owned life insurance	310	316	289
Other operating income	12	373	431

Total non-interest income	8,649	6,809	6,377

NON-INTEREST EXPENSE
Salaries	8,287	8,161	8,431
Retirement and other employee benefits	2,488	2,706	2,503
Occupancy	1,832	1,857	1,788
Equipment	1,763	1,638	1,885
Professional fees	832	717	673
Supplies	216	312	432
Telephone	642	679	563
FDIC insurance	1,689	384	62
Other outside services	470	482	445
Net cost of real estate and repossessions acquired in settlement of loans	1,345	145	48
Other operating expenses	3,588	3,552	3,514

Total non-interest expense	23,152	20,633	20,344

Income before income taxes	1,145	3,999	6,489
Income tax expense (benefit)	(357)	580	1,677

Net income	1,502	3,419	4,812

Preferred stock dividends	853	—	—
Accretion of discount	150	—	—

Income available to common shareholders	$499	$3,419	$4,812

Net income per share—basic	$0.18	$1.19	$1.65

Net income per share—diluted	$0.18	$1.18	$1.65

Weighted average shares outstanding—basic	2,884,950	2,884,396	2,908,371

Weighted average shares outstanding—diluted	2,845,966	2,889,016	2,914,352

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share data)

	Preferred Stock	Common stock		Common Stock warrant	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Comprehensive income	Total
		Number	Amount
BALANCE—December 31, 2006	$—	2,902,242	$10,119	$—	$26,680	$27,333	$(1,339)		$62,793
Unrealized gains, net of income tax expense of $ 546		—	—		—	—	871	$871	871
Net income		—	—		—	4,812	—	4,812	4,812

Total comprehensive income								$5,683

Stock options exercised		19,750	69		168	—	—		237
Stock based compensation		—	—		205	—	—		205
Repurchase of common stock		(1,223)	(4)		(27)	—	—		(31)
Cash dividends ($ .70 per share)		—	—		—	(2,046)	—		(2,046)

BALANCE—December 31, 2007	—	2,920,769	10,184	—	27,026	30,099	(468)		66,841
Record postretirement benefit related to split-dollar insurance due to change in accounting standards		—	—		—	(387)	—		(387)
Unrealized gains, net of income tax expense of $1,078		—	—		—	—	1,722	$1,722	1,722
Net income		—	—		—	3,419	—	3,419	3,419

Total comprehensive income								$5,141

Stock based compensation		—	39		173	—	—		212
Repurchase of common stock		(78,780)	(276)		(1,483)	—	—		(1,759)
Issuance of restricted stock		2,500	9		(9)	—	—		—
Cash dividends ($ .73 per share)		—	—		—	(2,105)	—		(2,105)

BALANCE—December 31, 2008	—	2,844,489	$9,956	—	$25,707	$31,026	$1,254		$67,943
Unrealized gains, net of income tax expense of $128		—	—		—	—	(205)	$(205)	(205)
Net income		—	—		—	1,502	—	1,502	1,502

Total comprehensive income								$1,297

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	17,067								17,067
Issuance of common stock warrant in connection with Capital Purchase Program				882					882
Cost associated with issuance of preferred stock and common warrant	(95)			(4)					(99)
Stock based compensation		—	—		61	—	—		61
Stock options exercised		1,892	7		16	—	—		23
Issuance of restricted stock		1,500	5		19	—	—		24
Preferred stock accretion	150					(150)
Cash dividends on preferred stock						(745)			(745)
Cash dividends ($ .73 per share)		—	—		—	(2,078)	—		(2,078)

BALANCE—December 31, 2009	$17,122	2,847,881	$9,968	$878	$25,803	$29,555	$1,049		$84,375

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,502	$3,419	$4,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,351	1,342	1,470
Amortization of premium on investment securities, net	940	110	43
Provision for loan losses	11,100	2,450	(99)
Deferred income taxes	(3,918)	(746)	(1)
(Gain) loss on sale of securities	(2,565)	(218)	161
Impairment charge on community bank trust services investment	37	100	90
Stock based compensation	85	212	205
Loss on sale of real estate and repossessions acquired in settlement of loans	1,156	93	20
Loss on disposal of premises and equipment	15	23	11
(Increase) decrease in accrued interest receivable	(304)	(207)	163
Income from bank owned life insurance	(310)	(316)	(289)
(Increase) decrease in other assets	(4,010)	1,037	(380)
(Decrease) increase in accrued interest payable	(1,768)	364	162
Decrease in other liabilities	(13)	(1,737)	(280)

Net cash provided by operating activities	3,298	5,926	6,088

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities classified as available-for-sale	120,310	34,839	12,143
Proceeds from maturities of investment securities classified as available-for-sale	55,613	28,580	10,418
Purchases of investment securities classified as available-for-sale	(227,680)	(120,907)	(20,376)
Purchase of Federal Home Loan Bank common stock	(1,257)	(1,477)	(1,153)
Proceeds from disposal of premises and equipment	12	—	—
Purchases of premises and equipment	(970)	(2,652)	(2,889)
Purchase of real estate in settlement of foreclosed property	—	(145)	—
Proceeds from disposal of real estate and repossessions acquired in settlement of loans	2,801	223	187
Net loan originations	(51,937)	(89,069)	(36,831)

Net cash used in investing activities	(103,108)	(150,608)	(38,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	125,578	102,791	14,112
Net increase (decrease) in borrowings	(39,806)	40,542	2,069
Dividends paid to common shareholders	(2,078)	(2,096)	(2,028)
Dividends paid on preferred stock	(745)	—	—
Repurchase of common stock	—	(1,759)	(31)
Net proceeds from stock options exercised	23	—	237
Net proceeds from issuance of preferred stock and warrant to purchase common stock	17,850	—	—

Net cash provided by financing activities	100,822	139,478	14,359

Increase (decrease) in cash and cash equivalents	1,012	(5,204)	(18,054)
Cash and cash equivalents at beginning of year	16,799	22,003	40,057

Cash and cash equivalents at end of year	$17,811	$16,799	$22,003

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Unrealized gains on available-for-sale securities, net of deferred taxes	$(205)	$1,722	$871

Transfer from long-term to short-term borrowings	$5,000	$—	$—

Cash dividends declared but not paid	$520	$519	$511

Investment in SBIC transferred from other assets to available-for-sale securities	$—	$—	$1,000

Redemption of trust preferred common stock	$—	$—	$310

Transfer from loans to real estate and repossessions acquired in settlement of loans	$5,676	$3,829	$33

Record postretirement benefit related to split-dollar insurance	$—	$387	$—

Payable, settlement for securities purchased	$—	$53,426	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,925	$18,461	$19,273

Taxes paid	$3,455	$1,905	$1,570

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

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

(D)    Cash and Cash Equivalents

Cash and cash equivalents include demand and time deposits (with original maturities of ninety days or less) at other financial institutions and overnight investments. Overnight investments include federal funds sold which are generally outstanding for one-day periods.

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

DECEMBER 31, 2009 and 2008

(F)    Loans

Loans are generally stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Loan origination fees net of certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual life of the related loans using the level-yield method.

Impaired loans are defined as those which management believes it is probable we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring.

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

The AFLL related to loans that are identified for evaluation and deemed impaired is based on discounted cash flows using the loan’s initial effective interest rate, the loan’s observable market price, or the fair value of the collateral for collateral dependent loans. Another component of the AFLL covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is also maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

DECEMBER 31, 2009 and 2008

(I)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw $177.7 million and $168.4 million of advances from the FHLB at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had outstanding advances totaling $41.0 million and $60.0 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2009 and 2008, the Company owned 51,160 and 38,591 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

(J)    Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets which range from 25 to 50 years for bank premises and 3 to 10 years for furniture and equipment. Construction in progress includes buildings and equipment carried at cost and depreciated once placed into service.

Maintenance, repairs, renewals and minor improvements are charged to expense as incurred. Major improvements are capitalized and depreciated.

(K)    Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, overnight sweep accounts, federal funds purchased and short-term FHLB advances.

(L)    Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $21.0 million on December 31, 2009, compared to $26.0 million long-term FHLB advances on December 31, 2008.

(M)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and gives current recognition to changes in tax rates and laws.

Tax positions are analyzed in accordance with generally accepted accounting principles and are discussed in Note 6. Interest recognized as a result of our analysis of tax positions would be classified as interest expense. Penalties would be classified as noninterest expense.

(N)    Advertising Costs

Advertising costs are expensed as incurred.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

(O)    Stock Option Plan

The Company recognizes compensation cost relating to share-based payment transactions in the financial statements in accordance with generally accepted accounting principles. The cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.

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

(P)    Net Income Per Share

Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of basic net income per share, unvested restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no affect on diluted weighted-average shares outstanding for the year ended December 31, 2009. Diluted weighted-average shares outstanding increased 2 thousand and 6 thousand shares for 2008 and 2007, respectively, due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted-average shares outstanding increased by 1 thousand and 3 thousand shares for 2009 and 2008, respectively, due to the dilutive impact of options. Options had no affect on diluted weighted-average shares for the year ended December 31, 2007. As of December 31, 2009 the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$499	2,845	$0.18

Effect of dilutive securities	—	1

Diluted net income per share	$499	2,846	$0.18

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

At December 31, 2009, there were 54 thousand options outstanding and a warrant covering 145 thousand shares with an exercise price above the average market value of the Company’s stock for the period.

	Year Ended December 31, 2008
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

(Q)    Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of other comprehensive income (loss) included in comprehensive income for the periods presented are as follows (dollars in thousands):

	2009	2008	2007
Unrealized gains arising during the period	$2,232	$3,018	$1,256
Tax expense	(860)	(1,163)	(484)
Reclassification to realized (gains) losses	(2,565)	(218)	161
Tax (benefit) expense	988	85	(62)

Other comprehensive income (loss)	$(205)	$1,722	$871

(R)    Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net income or shareholders’ equity.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

(S)    New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements. The ASC was amended in December, 2009, to include this guidance.

New guidance was issued in December 2008, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The guidance was effective for the Company for the year ended December 31, 2009 but had no effect on the consolidated financial statements as there were no assets in the Company’s plan.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(T)    Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

(2)    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$36,141	$69	$(367)	$35,843
Obligations of states and political subdivisions	45,242	997	(217)	46,022
Mortgage-backed securities	149,167	2,203	(569)	150,801
Corporate Bonds	6,044	—	(184)	5,860
Equity securities	1,000	—	(194)	806

	$237,594	$3,269	$(1,531)	$239,332

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$28,899	$633	$(8)	$29,524
Obligations of states and political subdivisions	33,434	306	(531)	33,209
Mortgage-backed securities	167,250	2,163	(5)	169,408
Corporate Bonds	7,055	9	(176)	6,888
Equity securities	1,000	—	(320)	680

	$237,638	$3,111	$(1,040)	$239,709

Gross realized gains and losses on sales of securities for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	2009	2008	2007
Gross realized gains	$2,579	$256	$10
Gross realized losses	(14)	(38)	(171)

Net realized (losses) gains	$2,565	$218	$(161)

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

Impairment of Certain Investments in Debt and Equity Securities. The following tables set forth the amount of unrealized losses at December 31, 2009 and 2008 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer (dollars in thousands).

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

December 31, 2009

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$18,431	$367	$—	$—	$18,431	$367
Obligations of states and political subdivisions	7,315	96	3,118	121	10,433	217
Mortgage-backed securities	56,459	568	102	1	56,561	569
Corporate bonds	3,354	154	2,505	30	5,859	184
Equity securities	—	—	806	194	806	194

Total	$85,559	$1,185	$6,531	$346	$92,090	$1,531

December 31, 2008

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$3,989	$8	$—	$—	$3,989	$8
Obligations of states and political subdivisions	9,025	490	2,520	41	11,545	531
Mortgage-backed securities	2,989	—	1,117	5	4,106	5
Corporate bonds	2,363	176	—	—	2,363	176
Equity securities	—	—	680	320	680	320

Total	$18,366	$674	$4,317	$366	$22,683	$1,040

As of December 31, 2009 and 2008, management has concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above, except for equity securities, are on debt securities that have contractual maturity dates and are primarily related to market interest rates. Losses on obligations of states and political subdivisions are also related to lack of liquidity and demand in the general investment market. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

During the first quarter of 2007, Triangle Mezzanine converted from a privately held SBIC to a publicly traded entity called Triangle Capital Corporation (“TCAP”). As a result, the Bank reclassified the asset as an equity security in the investment portfolio with no gain or loss on the transaction since the proceeds to the Bank equaled its initial cost of the investment. Although TCAP’s stock price traded below it carrying price of $15 per share during the past year, it did report a $2.3 million increase in net investment income to $10.0 million for the nine months ended September 30, 2009 compared to $7.7 million for the same period in 2008. TCAP also continued to increase its year over year quarterly dividend by announcing a $0.41 dividend for the fourth quarter of 2009, a 2.5% increase over the same period in 2008. This resulted in a dividend yield of over thirteen percent on an annualized basis as of December 31, 2009 and a book yield of eleven percent. TCAP’s stock price had an 18.5% improvement as of December 31, 2009 compared to its closing price on December 31, 2008. Based upon the analysis performed and the Bank’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Bank does not consider the investment to be other-than-temporarily impaired.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

At December 31, 2009 and December 30, 2008, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $5.1 million and $3.9 million, respectively. On November 2, 2009, FHLB paid a dividend for the third quarter of 2009 of 0.41%. The FHLB also announced that it would not repurchase activity-based excess capital stock and would continue to evaluate on a quarterly basis whether to repurchase excess capital stock. FHLB stated that the dividend and excess capital stock repurchase decisions continue to reflect the FHLB conservative financial management approach in light of continued volatility in the financial markets. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2009 or December 31, 2008. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2009 by remaining contractual maturity are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$7,152	$7,166
Due in five through ten years	20,610	20,392
Due after ten years	8,379	8,285
Obligations of states and political subdivisions:
Due in one year or less	870	876
Due in one through five years	7,006	7,343
Due in five through ten years	17,997	18,448
Due after ten years	19,369	19,355
Mortgage-backed securities:
Due in five through ten years	14,447	14,802
Due after ten years	134,720	135,999
Corporate Bonds:
Due in five through ten years	6,044	5,860
Equity securities:
Due after ten years	1,000	806

Total securities	$237,594	$239,332

Securities with an amortized cost of $142.4 million at December 31, 2009 are pledged as collateral. Of this total, amortized cost of $55.6 million and fair value of $56.6 million are pledged as collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

(3)    LOANS

Loans at December 31, 2009 and 2008 classified by type are as follows (dollars in thousands):

	2009	2008
Real estate loans:
Construction and land development	$126,032	$132,703
Secured by farmland	25,025	25,693
Secured by residential properties	110,754	99,966
Secured by nonfarm, nonresidential properties	199,501	173,524
Consumer installment	4,243	5,019
Credit cards and related plans	2,452	2,214
Commercial and all other loans:
Commercial and industrial	65,949	58,718
Loans to finance agricultural production	25,481	22,962
All other loans	18,626	18,240

	578,063	539,039
Less deferred fees and costs, net	272	203

	$577,791	$538,836

Included in the above:
Nonaccrual loans	$13,344	$9,957
Restructured loans	1,353	24

At December 31, 2009, the recorded investment in loans that are considered to be impaired is $23.9 million; of this total, $8.7 million had allowance for loan losses allocated to these loans in the amount of $2.0 million. At December 31, 2009 $5.8 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $3.1 million and therefore did not require allocated reserves. At December 31, 2008, the recorded investment in loans that were considered to be impaired was $16.5 million; of this total, $14.5 million had allowance for loan losses allocated to these loans in the amount of $1.8 million. At December 31, 2008 there were no impaired loans that were written down through partial charge-offs and therefore did not require allocated reserves.

The average recorded investment in loans that are considered to be impaired during the year ended December 31, 2009 is $21.9 million. For the year ended December 31, 2009, the Company recognized approximately $0.3 million of interest income on impaired loans.

The average recorded investment in loans that were considered to be impaired during the year ended December 31, 2008 was $10.7 million. For the year ended December 31, 2008, the Company recognized approximately $0.5 million of interest income on impaired loans.

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

At December 31, 2009 and 2008, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $54.0 million and $53.4 million, respectively.

Loans of approximately $39.1 million at December 31, 2009 are pledged as eligible collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

(4)    ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 follows (dollars in thousands):

	December 31,
	2009	2008	2007
Beginning balance	$5,931	$4,083	$4,725
Provision for loan losses	11,100	2,450	(99)
Recoveries	260	97	94
Loans charged off	(7,566)	(699)	(637)

Ending balance	$9,725	$5,931	$4,083

(5)    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2009 and 2008 are as follows (dollars in thousands):

	Cost	Accumulated Depreciation	Undepreciated Cost
December 31, 2009:
Land	$10,036	$—	$10,036
Land improvements	280	188	92
Buildings	17,492	4,866	12,626
Construction in progress	617	—	617
Furniture and equipment	6,399	4,441	1,958

Total	$34,824	$9,495	$25,329

December 31, 2008:
Land	$10,036	$—	$10,036
Land improvements	260	177	83
Buildings	17,492	4,300	13,192
Construction in progress	188	—	188
Furniture and equipment	6,268	4,030	2,238

Total	$34,244	$8,507	$25,737

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

(6)    INCOME TAXES

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Current	Deferred*	Total
Year ended December 31, 2009:
Federal	$2,863	$(3,455)	$(592)
State	698	(463)	235

	$3,561	$(3,918)	$(357)

Year ended December 31, 2008:
Federal	$1,113	$(684)	$429
State	213	(62)	151

	$1,326	$(746)	$580

Year ended December 31, 2007:
Federal	$1,457	$(22)	$1,435
State	221	21	242

	$1,678	$(1)	$1,677

*	Included in deferred tax is release of valuation allowance adjustment of $62 thousand for year ending December 31, 2009, $230 thousand for year ending December 31, 2008 and $165 thousand for year ending December 31, 2007.

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
Income taxes at statutory rate	$389	$1,360	$2,206
Increase (decrease) resulting from:
Effect of non-taxable interest income	(548)	(493)	(437)
Decrease in valuation allowance	(62)	(230)	(165)
Bank owned life insurance	(105)	(108)	(98)
State taxes, net of federal benefit	155	99	160
CAHEC tax credits	(144)	(122)	(57)
Other, net	(42)	74	68

Applicable income taxes	$(357)	$580	$1,677

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (dollars in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,749	$2,286
Unrealized loss associated with FNMA and FHLMC preferred stock	43	105
Postretirement benefits	282	271
Unfunded postretirement benefits	11	19
Bank premises and equipment, principally due to differences in depreciation	49	—
Other	1,254	1,286

Total gross deferred tax assets	$5,388	$3,967
Valuation allowance	(43)	(105)

Total net deferred tax assets	5,345	3,862

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	—	2,423
Unrealized gains on securities available for sale	669	798
Other	171	176

Total gross deferred tax liabilities	840	3,397

Net deferred tax asset	$4,505	$465

The valuation allowance for deferred tax assets was $43 thousand at December 31, 2009 and $105 thousand at December 31, 2008. The valuation allowance required at December 31, 2009 and 2008 was for certain capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them.

During 2009 and 2008, the Company recognized capital gains which decreased the valuation allowance. However the Company does not have plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset.

Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Years ended December 31, 2006 through December 31, 2008 remain open for audit for all major jurisdictions.

During 2008, the Internal Revenue Service (IRS) conducted an audit of the Bank’s 2005 consolidated federal income tax return. As a result of the examination, management determined that the tax depreciation deduction was overstated. The increase in taxes owed was approximately $1.3 million. Income tax returns for 2006 and 2007 were also adjusted for the depreciation difference. Additional taxes for those years were approximately $316 thousand. Interest associated with the additional tax liability for the years 2005, 2006 and 2007 was approximately $380 thousand and has been paid during 2008 and 2009. There were no penalties assessed by the IRS.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

(7)    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	2009	WAR	2008	WAR
Federal Funds Purchased	$—	—%	$13,000	0.48%
Sweep accounts	2,910	1.00	4,416	0.99
Advances from FHLB	20,000	0.81	34,000	2.75
Repurchase agreements	—	—	6,300	4.48

Total short-term borrowings	22,910	0.84	57,716	2.29

Advances from FHLB	21,000	3.22	26,000	3.10

Total long-term obligations	21,000	3.22	26,000	3.10

Total borrowed funds	$43,910	1.98%	$83,716	2.54%

The following table details the maturities and rates of our long-term borrowings from the FHLB, as of December 31, 2009.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
March 12, 2008	Fixed rate	$6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The eligible residential 1-4 family first mortgage loans as of December 31, 2009, were $39.1 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $56.6 million of investment securities held as collateral by the FHLB on advances as of December 31, 2009. The maximum month end balances were $107.0 million, $80.0 million and $28.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $36.0 million.

The Company enters into agreements with customers to transfer excess funds in demand accounts into repurchase agreements. Under the repurchase agreement, the Company sells the customer an interest in government-sponsored enterprise securities. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 125 basis points and has a floor of 50 basis points. Securities with a fair value of $8.0 million secured repurchase agreements as of December 31, 2009.

(8)    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $414 thousand, $391 thousand and $314 thousand in 2009, 2008 and 2007, respectively. The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

In 2002, the Company adopted a supplemental executive retirement plan to provide benefits for members of management and directors. The liability was calculated by discounting the anticipated future cash flows for the years ended December 31, 2009 and 2008 at 6.25% and 5.75%. The liability accrued for this obligation was $2.3 million and $2.1 million at December 31, 2009 and 2008, respectively. Charges to income are based on changes in the cash value of insurance, which funds the liability. The related expense for the years ended December 31, 2009, 2008 and 2007 was $216 thousand, $360 thousand and $375 thousand, respectively.

The Company recognizes a liability for the future death benefit provided to certain employees in relation to the postretirement benefit related to split-dollar life insurance arrangements. A liability of $387 thousand was recorded on January 1, 2008 through a cumulative-effect adjustment to retained earnings and an additional $68 thousand was expensed during 2008. During 2009 the Company expensed $18 thousand. The liability amounted to $473 thousand and $455 thousand at December 31, 2009 and 2008, respectively. The calculation of the liability is based on the present value of the post-retirement cost of insurance.

The following tables provide information relating to the Company’s postretirement health care benefit plan using a measurement date of December 31 (dollars in thousands):

	2009	2008
Reconciliation of benefit obligation:
Net benefit obligation, January 1	$746	$729
Service cost	5	5
Interest cost	47	42
Prior service cost	(8)	(7)
Benefit paid	(42)	(23)

Net benefit obligation, December 31	$748	$746

Fair value of plan assets	$—	$—

Funding status and net amount recognized in other liabilities	$748	$746

Net periodic postretirement benefit cost for 2009, 2008 and 2007 includes the following components (dollars in thousands):

	2009	2008	2007
Service cost	$5	$5	$5
Interest cost	47	42	43
Amortization of prior year service cost	(8)	(7)	(8)

Net periodic postretirement benefit cost	$44	$40	$40

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

The following table presents assumptions relating to the plan at December 31, 2009 and 2008:

	2009	2008
Discount rate in determining benefit obligation	5.3%	6.3%
Annual health care cost trend rate	7.0%	8.0%
Ultimate medical trend rate	7.0%	8.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	13.2%	13.1%
Benefit obligation	12.1%	12.2%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(11.0)%	(11.0)%
Benefit obligation	(10.2)%	(10.3)%

(9)    STOCK OPTION AND RESTRICTED STOCK PLANS

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Compensation cost charged to income for the years ended December 31, 2009 and 2008 was approximately $48 thousand and $115 thousand respectively, related to stock options and $37 thousand and $97 thousand, respectively, related to restricted stock. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

A summary of the status of stock options as of December 31, 2009, 2008 and 2007, and changes during the years then ended, is presented below:

	2009		2008		2007
	Number	Weighted Average Option Price	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	59,227	$27.79	58,251	$28.22	61,476	$21.83
Granted	—	—	6,100	24.50	16,525	32.60
Exercised	(1,892)	11.98	—	—	(19,750)	11.98
Expired	—	—	(5,124)	28.76	—	—

Options outstanding, end of year	57,335	$28.31	59,227	$27.79	58,251	$28.22

The following table summarizes information about the stock options outstanding at December 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding December 31, 2009	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding December 31, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$10.00 – $13.00	1,960	0.1	1,960	$10.00	0.1
$13.01 – $28.50	7,800	7.0	1,700	13.25	2.0
$28.51 – $29.00	31,050	5.8	24,477	28.78	5.7
$29.01 – $32.60	16,525	7.2	8,954	32.60	7.2

	57,335	6.1	37,091	$28.00	5.6

The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2009 was $2 thousand. The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2008 was $24 thousand. Cash received for options exercised in 2009 was $23 thousand with an intrinsic value of $10 thousand. No options were exercised during 2008.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2009	2008	2007
Weighted average fair value of options granted during the year	n/a	$5.84	$8.73

Assumptions:
Average risk free interest rate	n/a	3.52%	4.66%
Average expected volatility	n/a	24.37%	24.82%
Expected dividend rate	n/a	2.40%	2.40%
Expected life in years	n/a	7.00	7.00

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

A summary of activity related to non-vested restricted stock during the year ended December 31, 2009 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	5,097		$26.54
Granted	1,500		$16.35
Forfeited	—	$	n/a
Vested	(6,597)		$24.22

Outstanding at December 31, 2009	—	$	n/a

The total fair value of shares that contractually vested during 2009 and 2008 was $276 thousand and $240 thousand, respectively.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

	Stock Options	Restricted Stock Grants	Total
	(Dollars in thousands)
2010	$36	$—	$36
2011	21	—	21
2012	8	—	8
2013	2	—	2

Total	$67	$—	$67

(10)    DEPOSITS

At December 31, 2009 and 2008, certificates of deposit of $100,000 or more amounted to approximately $198.4 million and $224.2 million, respectively.

Time deposit accounts as of December 31, 2009, mature in the following years and amounts: 2010—$397.4 million; 2011—$61.8 million; 2012—$28.3 million; 2013—$0.5 million; and 2014—$11.7 million.

For the years ended December 31, 2009, 2008 and 2007, interest expense on certificates of deposit of $100,000 or more amounted to approximately $6.8 million, $8.7 million and $7.9 million, respectively.

(11)    LEASES

The Company has noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2009, 2008 and 2007 was $485 thousand, $521 thousand and $590 thousand, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

Future minimum lease payments under noncancellable operating leases as of December 31, 2009 are as follows (dollars in thousands):

Year ending December 31,
2010	$520
2011	454
2012	450
2013	450
2014	248
Thereafter	933

Total minimum lease payments	$3,055

(12)    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were approximately $232 thousand at December 31, 2009.

(13)    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $84.9 million, standby letters of credit of $1.8 million and $192 thousand of unfunded commitments, included in other liabilities, with two Small Business Administration backed venture and debt investment groups (SBIC’s) at December 31, 2009.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$17,811	$17,811	$16,799	$16,799
Investment securities	239,332	239,332	239,709	239,709
FHLB stock	5,116	5,116	3,859	3,859
Accrued interest receivable	4,967	4,967	4,663	4,663
Net loans	568,066	565,178	532,905	531,166
Financial liabilities:
Deposits	$754,730	$759,647	$629,152	$632,152
Short-term borrowings	22,910	22,910	57,716	57,716
Accrued interest payable	1,121	1,121	2,889	2,889
Long-term obligations	21,000	21,210	26,000	26,254

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

Following is a description of valuation methodologies used for assets recorded at fair value.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$239,332	$49,662	$185,319	$4,351
Total assets at fair value	$239,332	$49,662	$185,319	$4,351

December 31, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$239,709	$64,521	$164,116	$11,072
Total assets at fair value	$239,709	$64,521	$164,116	$11,072

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

Assets recorded at fair value on a nonrecurring basis

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$12,575	$—	$7,715	$4,860
Real estate and repossessions acquired in settlement of loans	$5,438	$606	$1,657	$3,175
Total assets at fair value	$18,013	$606	$9,372	$8,035

December 31, 2008 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$12,271	$—	$10,247	$2,024
Total assets at fair value	$12,271	$—	$10,247	$2,024

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009 and 2008.

Total Fair Value Measurements

(Dollars in thousands)	Available-for Sale Debt Securities
Balance, January 1, 2009	$11,072
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(129)
Purchases, issuances, and settlements	2,480
Transfers in to/out of Level 3	(9,072)
Balance, December 31, 2009	$4,351

(Dollars in thousands)	Available-for Sale Debt Securities
Balance, January 1, 2008	$—
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	65
Purchases, issuances, and settlements	11,007
Transfers in to/out of Level 3	—
Balance, December 31, 2008	$11,072

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations)

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2009, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$73,499	11.28%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	65,335	10.03	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	65,335	7.53	≥	4.00	≥	5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	72,300	11.80%	≥	8.00	≥	10.00
Tier 1 Capital (to Risk Weighted Assets)	66,369	10.83	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	66,369	8.65	≥	4.00	≥	5.00

The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$91,371	14.02%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	83,207	12.77	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	83,207	9.59	≥	3.00	≥	5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	72,300	11.80%	≥	8.00	≥	10.00
Tier 1 Capital (to Risk Weighted Assets)	66,369	10.83	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	66,369	8.65	≥	3.00	≥	5.00

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

(16)    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2009 and 2008, and the related condensed statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007 are as follows:

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

CONDENSED BALANCE SHEETS (dollars in thousands)

	2009	2008
Assets
Cash	$17,872	$—
Receivable from subsidiary	520	519
Investment in subsidiary	66,503	67,943

Total assets	$84,895	$68,462

Liabilities and Shareholders’ Equity
Dividends payable	$520	$519

Total liabilities	520	519

Total shareholders’ equity	84,375	67,943

Total liabilities and shareholders’ equity	$84,895	$68,462

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	2009	2008	2007
Dividends from bank subsidiary	$2,823	$3,864	$2,077
Interest	—	—	508
Equity in undistributed income (losses) of subsidiary	(1,321)	(445)	2,332
Amortization expense	—	—	(105)

Net income	$1,502	$3,419	$4,812

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$1,502	$3,419	$4,812
Undistributed (income) losses of subsidiary	1,321	445	(2,332)
Net change in other assets & other liabilities	(1)	(8)	569
Stock based compensation	85	212	205

Net cash provided by operating activities	2,907	4,068	3,254

INVESTING ACTIVITIES:
Payment for investments in subsidiary	(85)	(10,793)	(205)

Net cash used by investing activities	(85)	(10,793)	(205)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(1,759)	(31)
Proceeds from issuance of common stock	23	—	237
Repayment of debt	—	—	(10,000)
Proceeds from issuance of preferred stock	17,850	—	—
Cash dividends paid	(2,823)	(2,096)	(2,028)

Net cash provided (used) in financing activities	15,050	(3,855)	(11,822)

Net change in cash	$17,872	$(10,580)	$(8,773)

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 and 2008

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

Loans at December 31, 2009 and 2008 include loans to officers and directors and their associates totaling approximately $4.4 million and $3.6 million, respectively. During 2009, $1.6 million in loans were disbursed to officers, directors and their associates and principal repayments of $0.8 million were received on such loans.

(18)    U.S. TREASURY’S TROUBLED ASSET RELIEF PROGRAM (TARP) CAPITAL PURCHASE PROGRAM

On January 16, 2009, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”). The Company issued and sold to the Treasury 17,949 shares of the Company’s fixed rate cumulative preferred stock, series A. The preferred stock calls for cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year in following years. The Company also issued warrants to purchase 144,984 shares of the Company’s common stock. The Company received $17,949,000 in cash. This resulted in restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. Additionally, until January 16, 2012, we are required to obtain the consent of the U.S. Treasury in order to declare or pay any dividend or make any distribution on our common stock other than regular quarterly cash dividends of not more than $0.1825 per share, or, subject to certain exceptions, repurchase outstanding shares of our common stock, unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of those shares to third parties.

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

Management’s Annual Report on Internal Control Over Financial Reporting, and a report of our independent registered public accounting firm regarding our internal control over financial reporting, appears on the following pages of this report.

In connection with the above evaluation of our disclosure controls and procedures no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

ECB’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. This report appears on the following page.

/S/ A. DWIGHT UTZ	/S/ THOMAS M. CROWDER
A. Dwight Utz	Thomas M. Crowder
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ECB Bancorp, Inc. and Subsidiary

We have audited ECB Bancorp, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ECB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ECB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2009, and our report dated March 16, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Greenville, North Carolina

March 16, 2010

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

In addition to the directors listed in the information incorporated by reference from our definitive Proxy Statement as described above, Arthur H. Keeney III, age 66, served as a director during 2009. He served as our President and Chief Executive Officer from 1995 until his retirement effective on June 30, 2009. His current three-year term of office as a director expires at our 2010 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board—General” and “—Audit Committee” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

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

We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. In the future, financial expertise and experience will be one of many factors that our Board considers in selecting candidates to become directors. However, our current Audit Committee members have a level of financial knowledge and experience that we believe is sufficient for banks our size that, like us, do not engage in a wide variety of business activities, and, for that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in our Board’s selection of candidates to become new directors.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

Code of Ethics.    Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Corporate Governance—Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

Item 11.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the heading “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation arrangements which were in effect on December 31, 2009, and under which shares of our common stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION(1)
Plan category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Exercise Price of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by our security holders	57,335	(1)	$28.31	189,900	(2)
Equity compensation plans not approved by our security holders	-0-		N/A	-0-
Total	57,335		$28.31	189,900

(1)	Reflects the number of shares that are subject to outstanding, unexercised options previously granted under both our Omnibus Stock Ownership and Long-Term Incentive Plan (which expired during January 2008), and our 2008 Omnibus Equity Plan (which was approved by our shareholders at our 2008 Annual Meeting).
(2)	Reflects the number of shares that remained available for future issuance under the 2008 Omnibus Equity Plan on December 31, 2009. The Omnibus Stock Ownership and Long-Term Incentive Plan expired by its terms during January 2008 and no further awards may be granted under it.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons, and our policies and procedures for reviewing and approving related person transactions, is incorporated by reference from the information under the caption “Transactions with Related Persons” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

Director Independence.    Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

Item 14.    Principal Accounting Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from the information under the caption “Services and Fees During 2009 and 2008” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements.    The following financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements—December 31, 2009 and 2008

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

Date: March 16, 2010	ECB BANCORP, INC.

	By:	/S/ A. DWIGHT UTZ
A. Dwight Utz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ A. DWIGHT UTZ A. Dwight Utz	President and Chief Executive Officer (principal executive officer)	March 16, 2010

/S/ THOMAS M. CROWDER Thomas M. Crowder	Executive Vice President and Chief Financial Officer (principle financial and accounting officer)	March 16, 2010

/S/ GEORGE T. DAVIS George T. Davis, Jr.	Vice Chairman	March 16, 2010

/S/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 16, 2010

/S/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 16, 2010

Arthur H. Keeney III	Director	March 16, 2010

/S/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 16, 2010

Joseph T. Lamb, Jr.	Director	March 16, 2010

/S/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 16, 2010

/S/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 16, 2010

/S/ MICHAEL D. WEEKS Michael D. Weeks	Director	March 16, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

3.02	Registrant’s Bylaws (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

4.01	Specimen common stock certificate (incorporated by reference from Exhibits to Registration Statement on Form S-1, Reg. No. 333-128843)

4.02	Specimen Series A Preferred Stock certificate (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

4.03	Warrant dated January 16, 2009, for the purchase of shares of Common Stock (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.01	Letter Agreement dated January 16, 2009, between the Registrant and the United States Department of the Treasury (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.02	Amended and Restated Employment Agreement between Arthur H. Keeney III and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.03	Employment Agreement between A. Dwight Utz, the Bank and the Registrant (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated August 26, 2009)

10.04	Capital Purchase Program Compliance Agreement between Arthur H. Keeney III and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.05	Amended and Restated Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.06	Capital Purchase Program Compliance Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.07	Amended and Restated Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.08	Capital Purchase Program Compliance Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.09	Amended and Restated Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.10	Capital Purchase Program Compliance Agreement between Gary M. Adams and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.11	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.12	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated April 16, 2008)

10.13	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.14	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Registration Statement on Form S-8, Reg. No. 333-77689)

10.15	Restricted Stock Award Agreement between A. Dwight Utz and the Registrant (incorporated by reference from Exhibits to Registrant’s September 30, 2009, Quarterly Report on Form 10-Q)

10.16	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit No.	Description of Exhibit
10.17	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.18	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.19	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.20	Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)

10.21	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.22	Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.23	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.24	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.25	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.26	Split-Dollar Life Insurance Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)

10.27	Split-Dollar Life Insurance Agreement between the Bank and Gary M. Adams (incorporated by reference from Exhibits to Registrant’s 2002 Annual Report on Form 10-KSB)

10.28	Form of Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.29	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.30	Form of Director Supplemental Retirement Plan Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.31	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.32	Form of Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.33	Form of Amendment to Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.34	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.35	The East Carolina Bank Incentive Plan (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

21.01	List of Registrant’s subsidiaries (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

Exhibit No.	Description of Exhibit
23.01	Consent of Dixon Hughes PLLC (filed herewith)

31.01	Certification of Chief Executive Officer (pursuant to Rule 13a-14) (filed herewith)

31.02	Certification of Chief Financial Officer (pursuant to Rule 13a-14) (filed herewith)

32.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. Section 1350) (filed herewith)

99.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section III of EESA) (filed herewith)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO THOMAS M. CROWDER,

CHIEF FINANCIAL OFFICER, AT ECB BANCORP, INC., P.O. BOX 337, ENGELHARD,

NORTH CAROLINA 27824.