Form 10-Q
period 2010-03-31
ECB BANCORP INC
filed 2010-05-12
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

On May 7, 2010, there were 2,849,841 outstanding shares of Registrant’s common stock.

This Form 10-Q has 41 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(Dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009*
Assets
Non-interest bearing deposits and cash	$10,133	$9,076
Interest bearing deposits	877	870
Overnight investments	59,240	7,865

Total cash and cash equivalents	70,250	17,811

Investment securities
Available-for-sale, at market value (cost of $196,068 and $237,594 at March 31, 2010 and December 31, 2009, respectively)	197,520	239,332

Loans held for sale	627	—

Loans	577,964	577,791
Allowance for loan losses	(11,329)	(9,725)

Loans, net	566,635	568,066

Real estate and repossessions acquired in settlement of loans, net	4,974	5,443
Federal Home Loan Bank common stock, at cost	5,116	5,116
Bank premises and equipment, net	25,114	25,329
Accrued interest receivable	4,706	4,967
Bank owned life insurance	8,731	8,657
Other assets	14,081	13,999

Total	$897,754	$888,720

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$98,320	$93,492
Demand, interest bearing	190,720	141,956
Savings	19,669	19,595
Time	464,218	499,687

Total deposits	772,927	754,730

Accrued interest payable	1,042	1,121
Short-term borrowings	20,877	22,910
Long-term obligations	14,500	21,000
Other liabilities	4,116	4,584

Total liabilities	813,462	804,345

Shareholders’ equity
Preferred stock, Series A	17,163	17,122
Common stock, par value $3.50 per share	9,974	9,968
Capital surplus	25,827	25,803
Warrants	878	878
Retained earnings	29,577	29,555
Accumulated other comprehensive income	873	1,049

Total shareholders’ equity	84,292	84,375

Total	$897,754	$888,720

Common shares outstanding	2,849,841	2,847,881
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three months ended March 31, 2010 and 2009

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$7,632	$7,347
Interest on investment securities:
Interest exempt from federal income taxes	462	319
Taxable interest income	1,897	2,530
Dividend income	27	30
Other interest income	2	3

Total interest income	10,020	10,229

Interest expense:
Deposits:
Demand accounts	317	186
Savings	12	11
Time	2,489	3,595
Short-term borrowings	56	196
Long-term obligations	151	199
Other interest expense	—	30

Total interest expense	3,025	4,217

Net interest income	6,995	6,012
Provision for loan losses	3,000	750

Net interest income after provision for loan losses	3,995	5,262

Noninterest income:
Service charges on deposit accounts	823	876
Other service charges and fees	265	267
Mortgage origination brokerage fees	212	291
Net gain on sale of securities	1,289	405
Income from bank owned life insurance	74	82
Other operating income	5	15

Total noninterest income	2,668	1,936

Noninterest expenses:
Salaries	2,319	2,069
Retirement and other employee benefits	730	751
Occupancy	457	480
Equipment	467	388
Professional fees	288	297
Supplies	52	56
Telephone	183	152
FDIC insurance	333	255
Other outside services	118	143
Net cost of foreclosed assets	334	93
Other operating expenses	957	761

Total noninterest expenses	6,238	5,445

Income before income taxes	425	1,753
Income tax expense (benefit)	(62)	500

Net income	487	1,253

Preferred stock dividends	224	182
Accretion of discount	41	25

Income available to common shareholders	$222	$1,046

Net income per share - basic	$0.08	$0.37

Net income per share - diluted	$0.08	$0.37

Weighted average shares outstanding - basic	2,848,839	2,842,017

Weighted average shares outstanding - diluted	2,848,969	2,843,398

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2010 and 2009

(Dollars in thousands, except per share data)

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number	Amount
Balance January 1, 2009	$—	2,844,489	$9,956	—	$25,707	$31,026	$1,254		$67,943

Unrealized gain, net of income tax expense of $277							442	$442	442

Net income						1,253		1,253	1,253

Total comprehensive income								$1,695

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	17,067								17,067

Issuance of common stock warrants in connection with Capital Purchase Program				882					882

Costs associated with issuance of preferred stock and common warrant	(95)			(4)					(99)

Stock based compensation					28				28

Preferred stock accretion	25					(25)			—

Cash dividends on preferred stock						(72)			(72)

Cash dividends ($0.1825 per share)						(519)			(519)

Balance March 31, 2009	$16,997	2,844,489	$9,956	$878	$25,735	$31,663	$1,696		$86,925

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number	Amount
Balance January 1, 2010	$17,122	2,847,881	$9,968	$878	$25,803	$29,555	$1,049		$84,375

Unrealized loss, net of income tax benefit of $ 110							(176)	$(176)	(176)

Net income						487		487	487

Total comprehensive income								$311

Stock based compensation			—		11				11

Stock options exercised		1,960	6		13				19

Preferred stock accretion	41					(41)			—

Cash dividends on preferred stock						(224)			(224)

Cash dividends ($0.07 per share)						(200)			(200)

Balance March 31, 2010	$17,163	2,849,841	$9,974	$878	$25,827	$29,577	$873		$84,292

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(Dollar amounts in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$487	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	317	336
Amortization of premium on investment securities, net	337	187
Provision for loan losses	3,000	750
Gain on sale of securities	(1,289)	(405)
Stock based compensation	11	28
Decrease in accrued interest receivable	261	136
Loss on sale of real estate and repossessions acquired in settlement of loans	405	45
Income from Bank owned life insurance	(74)	(82)
Originations of mortgage loans held for sale	(627)	—
Decrease (increase) in other assets	168	(540)
Decrease in accrued interest payable	(79)	(866)
(Decrease) increase in other liabilities, net	(38)	189

Net cash provided by operating activities	2,879	1,031

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	47,243	24,313
Proceeds from maturities of investment securities classified as available-for-sale	14,599	12,370
Purchases of investment securities classified as available-for-sale	(19,614)	(97,125)
Purchase of Federal Home Loan Bank common stock	—	(1,572)
Purchases of premises and equipment	(102)	(81)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	561	29
Net loan originations	(2,066)	(16,482)

Net cash provided (used) by investing activities	40,621	(78,548)

Cash flows from financing activities:
Net increase in deposits	18,197	58,930
Net decrease in borrowings	(8,533)	(555)
Dividends paid to common shareholders	(520)	(519)
Dividends paid on preferred stock	(224)	(72)
Net proceeds from issuance of common stock	19	—
Net proceeds from issuance of preferred stock	—	17,850
Repurchase of common stock	—	—

Net cash provided by financing activities	8,939	75,634

Increase (decrease) in cash and cash equivalents	52,439	(1,883)
Cash and cash equivalents at beginning of period	17,811	16,799

Cash and cash equivalents at end of period	$70,250	$14,916

Cash paid during the period:
Interest	$3,104	$5,083
Taxes	—	1,631
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$200	$519
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(176)	442
Transfer from loans to real estate and repossessions acquired in settlement of loans	497	2,826
Transfer from long-term to short-term borrowings	6,500	5,000
Payable, settlement for securities purchased	—	(53,426)
Transfer from investments to other assets	250	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the three months ended March 31, 2010 and March 31, 2009.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted average shares outstanding increased by 130 due to the dilutive impact of options for the three months ended March 31, 2010. For the three months ended March 31, 2009, diluted weighted average shares outstanding increased by 1,381 due to the dilutive impact of options. There were 55,375 and 53,675 options outstanding for the three months ended March 31, 2010 and 2009, respectively, with an exercise price above the average market value of the Company’s stock for that period. As of March 31, 2010 and 2009, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share because its exercise price exceeded the market price of the company’s stock on that date.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Three months ended March 31, 2010 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$222	2,848,839	$0.08

Effect of dilutive securities	—	130

Diluted net income per share	$222	2,848,969	$0.08

	Three months ended March 31, 2009 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,046	2,842,017	$0.37

Effect of dilutive securities	—	1,381

Diluted net income per share	$1,046	2,843,398	$0.37

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with FASB ASC Topic 718. Compensation cost charged to income was approximately $11 thousand and $28 thousand for the three months ended March 31, 2010 and 2009, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that are used in calculating such fair values are based on estimates at the date of grant. There were no options granted during the three month periods ending March 31, 2010 and March 31, 2009.

A summary of option activity under the Plan as of March 31, 2010, and changes during the three-month period ended March 31, 2010 are presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)

Outstanding at December 31, 2009	57,335	$28.31
Granted	—	$—
Forfeited	—	$—
Exercised	1,960	$10.00

Outstanding at March 31, 2010	55,375	$28.96	6.11 years	$—

Exercisable at March 31, 2010	39,820	$29.20	5.76 years	$—

1,960 options were exercised during the first three months of 2010. Cash received for options exercised in 2010 was $19 thousand with an intrinsic value of $3 thousand. No options were exercised in the first quarter of 2009.

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

There were no shares of non-vested restricted stock as of March 31, 2010 or December 31, 2009.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

Stock Options
(Dollars in thousands)
April 1 – December 31, 2010	$25
2011	21
2012	8
2013	2

Total	$56

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the three months ended March 31, 2010 and 2009 includes the following components.

Components of Net Periodic Benefit Cost	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Service cost	$1	$1
Interest cost	10	12
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$9	$11

The Company expects to contribute $38 thousand to its postretirement benefit plan in 2010. No contributions were made in the first quarter of 2010.

(5) Investment Securities

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$34,847	$20	$(296)	$34,571
Obligations of states and political subdivisions	46,720	1,339	(119)	47,940
Mortgage-backed securities	108,967	1,118	(407)	109,678

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	4,534	3	(145)	4,392
Equity securities	1,000	—	(61)	939

	$196,068	$2,480	$(1,028)	$197,520

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$36,141	$69	$(367)	$35,843
Obligations of states and political subdivisions	45,242	997	(217)	46,022
Mortgage-backed securities	149,167	2,203	(569)	150,801
Corporate Bonds	6,044	—	(184)	5,860
Equity securities	1,000	—	(194)	806

	$237,594	$3,269	$(1,531)	$239,332

Gross realized gains and losses on sales of securities for the three months ended March 31, 2010 and March 31, 2009 were as follows (dollars in thousands):

	Three months ended March 31,
	2010	2009
Gross realized gains	$1,289	$405
Gross realized losses	—	—

Net realized (losses) gains	$1,289	$405

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following tables set forth the amount of unrealized losses at March 31, 2010 and December 31, 2009 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer (dollars in thousands).

March 31, 2010

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$29,463	$296	$—	$—	$29,463	$296
Obligations of states and political subdivisions	5,629	31	3,106	88	8,735	119
Mortgage-backed securities	64,326	389	2,845	18	67,171	407
Corporate bonds	2,875	145	—	—	2,875	145
Equity securities	—	—	939	61	939	61

Total	$102,293	$861	$6,890	$167	$109,183	$1,028

December 31, 2009

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$18,431	$367	$—	$—	$18,431	$367
Obligations of states and political subdivisions	7,315	96	3,118	121	10,433	217
Mortgage-backed securities	56,459	568	102	1	56,561	569
Corporate bonds	3,354	154	2,505	30	5,859	184
Equity securities	—	—	806	194	806	194

Total	$85,559	$1,185	$6,531	$346	$92,090	$1,531

As of March 31, 2010 and December 31, 2009, management concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above, except for equity securities, are on debt securities that have contractual maturity dates and are primarily related to market interest rates. Municipal losses are also related to lack of liquidity and demand in the general investment market. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At March 31, 2010 and December 31, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $5.1 million for both periods. On March 31, 2010, FHLB paid a dividend for the fourth quarter of 2009 with an annualized rate of 0.27%. The dividend rate was equal to average three-month LIBOR for the period of October 1, 2009 to December 31, 2009, and was applicable to capital stock held during that period. The FHLB also announced that it would not repurchase activity-based excess capital stock and would continue to evaluate on a quarterly basis whether to repurchase excess capital stock. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2010 or December 31, 2009. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2010 by remaining contractual maturity are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$4,980	$4,979
Due in five through ten years	22,408	22,213
Due after ten years	7,460	7,378
Obligations of states and political subdivisions:
Due in one year or less	475	477
Due in one through five years	6,899	7,244
Due in five through ten years	18,292	18,925
Due after ten years	21,054	21,294
Mortgage-backed securities:
Due in five through ten years	11,839	12,139
Due after ten years	97,127	97,540
Corporate Bonds:
Due in five through ten years	4,534	4,392
Equity securities:
Due after ten years	1,000	939

Total securities	$196,068	$197,520

Securities with an amortized cost of $155.6 million at March 31, 2010 are pledged as collateral. Of this total, amortized cost of $26.8 million and fair value of $27.2 million are pledged as collateral for FHLB advances.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2009 by remaining contractual maturity are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$7,152	$7,166
Due in five through ten years	20,610	20,392
Due after ten years	8,379	8,285

	Amortized Cost	Fair Value
Obligations of states and political subdivisions:
Due in one year or less	870	876
Due in one through five years	7,006	7,343
Due in five through ten years	17,997	18,448
Due after ten years	19,369	19,355
Mortgage-backed securities:
Due in five through ten years	14,447	14,802
Due after ten years	134,720	135,999
Corporate Bonds:
Due in five through ten years	6,044	5,860
Equity securities:
Due after ten years	1,000	806

Total securities	$237,594	$239,332

Securities with an amortized cost of $142.4 million at December 31, 2009 were pledged as collateral. Of this total, amortized cost of $55.6 million and fair value of $56.6 million were pledged as collateral for FHLB advances.

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

	Three months ended March 31
	2010	2009
Net income	$487	$1,253
Other comprehensive income (loss):
Unrealized gains arising during the period	1,003	1,124
Tax expense	(386)	(433)
Reclassification to realized (gains) losses	(1,289)	(405)
Tax expense	496	156

	2010	2009
Other comprehensive income (loss)	(176)	442

Total comprehensive income	$311	$1,695

(7) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The disclosures effective for the Company for the current quarter have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to clarify the exemption of certain embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$70,250	$70,250	$17,811	$17,811
Investment securities	197,520	197,520	239,332	239,332
FHLB stock	5,116	5,116	5,116	5,116
Accrued interest receivable	4,706	4,706	4,967	4,967
Net loans	566,635	562,215	568,066	565,178
Loans held for sale	627	627	—	—
Financial liabilities:
Deposits	$772,927	$776,496	$754,730	$759,647
Short-term borrowings	20,877	20,877	22,910	22,910
Accrued interest payable	1,042	1,042	1,121	1,121
Long-term obligations	14,500	15,267	21,000	21,210

The estimated fair values of net loans, deposits and long-term obligations are based on estimated cash flows discounted at market interest rates. The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Loans Held for Sale

Loans held-for-sale are carried at the lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to non-recurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, the majority of impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

March 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$34,571	$1,000	$33,571	$—
Obligations of states and political subdivisions	47,940	—	47,940	—
Mortgage-backed securities	109,678	23,802	85,876	—
Corporate bonds	4,392	—	2,526	1,866
Equity securities	939	939	—	—
Total Securities	$197,520	$25,741	$169,913	$1,866
Total assets at fair value	$197,520	$25,741	$169,913	$1,866

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	35,843	8,626	24,737	2,480
Obligations of states and political subdivisions	46,022	4,506	41,516
Mortgage-backed securities	150,801	35,724	115,077
Corporate bonds	5,860		3,989	1,871
Equity securities	806	806
Total Securities	$239,332	$49,662	$185,319	$4,351
Total assets at fair value	$239,332	$49,662	$185,319	$4,351

Assets recorded at fair value on a nonrecurring basis

March 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$627	$—	$627	$—
Impaired Loans
Real estate—construction and land development	10,740	—	9,453	1,287
Real estate—commercial, residential and other(1)	3,113	—	2,606	507
Commercial and all other loans	1,780	—	—	1,780
Total impaired loans	$15,633	$—	$12,059	$3,574

March 31, 2010 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	$4,974	$—	$2,149	$2,825
Total assets at fair value	$21,234	$—	$14,835	$6,399

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$—	$—	$—	$—
Impaired Loans
Real estate—construction and land development	6,882	—	5,510	1,372
Real estate—commercial, residential and other(1)	3,389	—	2,205	1,184
Commercial and all other loans	2,304	—	—	2,304
Total impaired loans	$12,575	$—	$7,715	$4,860
Real estate and repossessions acquired in settlement of loans
Real estate and repossessions acquired in settlement of loans	$5,438	$606	$1,657	$3,175
Total assets at fair value	$18,013	$606	$9,372	$8,035

A transfer of $20.7 million of investment securities available for sale were transferred from Level 1 to Level 2 during the first quarter of 2010. The transfer occurred because the December 31, 2009 pricing was based on the Company’s actual trades for the securities at initial purchase while the March 31, 2010 pricing was through a pricing system. The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

(Dollars in thousands)	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Available-for Sale Debt Securities
Balance, December 31, 2009	$2,480	$1,871	$4,351
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(5)	(5)
Purchases, issuances, and settlements			—
Transfers in to/out of Level 3	(2,480)		(2,480)
Balance, March 31, 2010	$—	$1,866	$1,866

(Dollars in thousands)	Obligations of states and political subdivisions	Mortgage- backed securities	Corporate Bonds	Available-for Sale Debt Securities
Balance, December 31, 2008	$698	$8,374	$2,000	$11,072
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	(78)	—	—	(78)
Purchases, issuances, and settlements				—
Transfers in to/out of Level 3	—	(8,374)		(8,374)
Balance, March 31, 2009	$620	$—	$2,000	$2,620

(9) U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program

On January 16, 2009, we issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above $0.1825 per share or repurchase our common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder.

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

As of March 31, 2010, we had consolidated assets of approximately $897.8 million, total loans of approximately $578.0 million, total deposits of approximately $772.9 million and shareholders’ equity of approximately $84.3 million. For the three months ended March 31, 2010, we had income available to common shareholders of $0.2 million or $0.08 basic and diluted earnings per share, compared to income available to common shareholders of $1.0 million, or $0.37 basic and diluted earnings per share for the three months ended March 31, 2009.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2009. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Asset Quality”.

We also consider our determination of retirement plans and other postretirement benefit cost to be a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities and return on plan assets. Our retirement plans and other post-retirement benefit costs are actuarially determined based on assumptions on the discount rate, estimated future return on plan assets and the health care cost trend rate. Changes in estimates and assumptions related to mortality rates and future health care costs could have a material impact to our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. For additional discussion concerning our retirement plans and other postretirement benefits refer to Note 8 to the Consolidated Financial Statements contained in our Form 10-K Annual Report for the fiscal year ended December 31, 2009.

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2010 and 2009

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2010 as compared to the same period in 2009.

Condensed Consolidated Statements of Income

	For the Three months ended March 31, 2010	For the Three months ended March 31, 2009	Changes from the Prior Year
			Amount	%
	(Dollars in thousands)
Gross interest income	$10,020	$10,229	$(209)	(2.0)
Gross interest expense	3,025	4,217	(1,192)	(28.3)

Net interest income	6,995	6,012	983	16.4
Provision for loan losses	3,000	750	2,250	300.0

Net interest income after provision for loan losses	3,995	5,262	(1,267)	(24.1)

Noninterest income	2,668	1,936	732	37.8
Noninterest expense	6,238	5,445	793	14.6

Income before income taxes	425	1,753	(1,328)	(75.8)
Income tax provision	(62)	500	(562)	(112.4)

Net income	$487	$1,253	(766)	(61.1)

Preferred stock dividend and accretion of discount	265	207	58	(28.0)

Net income available to common shareholders	$222	$1,046	$(824)	(78.8)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2010 was $7.0 million compared to $6.0 million for the three months ended March 31, 2009.

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

Interest income decreased $209 thousand or 2.0% for the three months ended March 31, 2010 compared to the same three months of 2009. The decrease for the three months ended March 31, 2010 is due to the decrease in the rates paid on our average earning assets which was partially offset by increase in the volume of these earning assets. Average earning assets increased $23.7 million as compared to the same period in 2009. We funded the increases in interest-earning assets primarily with interest-bearing deposits. The tax equivalent yield on average earning assets decreased 22 basis points for the quarter ended March 31, 2010 to 5.03% from 5.25% for the same period in 2009. Management attributes the decrease in the yield on our earning assets to the continued low level of short-term market interest rates. Approximately $348.5 million or 60.3% of our loan portfolio consists of variable rate loans that adjust with the movement of the prime rate. As a result of low rates for an extended period of time, these loans’ yields have remained relatively flat while other loans have repriced at lower rates; therefore composite yield on our loans decreased approximately 10 basis points for the first quarter of 2010 compared to the first quarter of 2009. Also, yields on our taxable securities decreased approximately 74 basis points for the first quarter of 2010 as compared to the same period last year as securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds during the first quarter of 2010 was 1.73%, a decrease of 79 basis points when compared to 2.52% for the first quarter of 2009. Average rates paid on bank certificates of deposit decreased 109 basis points from 3.18% for the quarter ended March 31, 2009 to 2.09% for the quarter ended March 31, 2010, while our average cost of borrowed funds increased 44 basis points during the first quarter of 2010 compared to the same period in 2009. The increase in average cost of borrowed funds occurred because there was a larger percentage of long-term obligations to total borrowing during the first quarter of 2010 as compared to the same period in 2009. Total interest expense decreased $1.2 million or 28.3% during the first quarter of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on certificates of deposit.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2010 was 3.55% compared to 3.12% in the first quarter of 2009 while our net interest spread increased 57 basis points to 3.30% for the three months ended March 31, 2010 compared to 2.73% during that same period in 2009. The increase in our net interest margin is mainly the result of decreased rates paid on our interest bearing liabilities. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended March 31, 2010 and 2009 was 85.8% and 84.4%, respectively.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended March 31, 2010 and 2009

	Average Balance	2010 Yield/ Rate	Income/ Expense	Average Balance	2009 Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$566,921	5.46%	$7,632	$536,005	5.56%	$7,347
Taxable securities	200,750	3.89%	1,927	224,207	4.63%	2,560
Non-taxable securities (2)	46,107	6.16%	700	34,052	5.76%	483
Other investments	12,785	0.06%	2	8,621	0.14%	3

Total interest- earning assets	826,563	5.03%	$10,261	802,885	5.25%	$10,393
Cash and due from banks	10,295			9,268
Bank premises and equipment, net	25,257			25,690
Other assets	26,896			22,549

Total assets	$889,011			$860,392

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$670,409	1.70%	$2,818	$577,922	2.66%	$3,792
Short-term borrowings	19,034	1.19%	56	74,060	1.07%	196
Long-term obligations	19,917	3.07%	151	25,944	3.58%	229

Total interest- bearing liabilities	709,360	1.73%	3,025	677,926	2.52%	4,217
Non-interest-bearing deposits	94,069			82,553
Other liabilities	282			16,057
Shareholders’ equity	85,300			83,856

Total liabilities and shareholders’ equity	$889,011			$860,392

Net interest income and net yield on interest-earning assets (FTE) (3)		3.55%	$7,236		3.12%	$6,176

Interest rate spread (FTE) (4)		3.30%			2.73%

(1)	Average loans include non-accruing loans, net of allowance for loan losses.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $238 thousand and $164 thousand for periods ended March 31, 2010 and 2009, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended March 31, 2010 and 2009

Increase (Decrease) in interest income and expense due to changes in:

	2010 compared to 2009
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$420	$(135)	$285
Taxable securities	(246)	(387)	(633)
Non-taxable securities (2)	177	40	217
Other investments	1	(2)	(1)

Interest income	352	(484)	(132)

Interest-bearing deposits	498	(1,472)	(974)
Short-term borrowings	(154)	14	(140)
Long-term obligations	(49)	(29)	(78)

Interest expense	295	(1,487)	(1,192)

Net interest income	$57	$1,003	$1,060

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $238 thousand and $164 thousand for periods ended March 31, 2010 and 2009, respectively.

Provision for loan losses

The provision for loan losses charged to operations during the three months ended March 31, 2010 and 2009 was $3.0 million and $750 thousand, respectively. The increase reflects higher historical loss rates, additional impaired loans and management’s response to the current economic environment. The Bank had net charge-offs of $1.4 million for the quarter ended March 31, 2010 compared to net charge-offs of $1.9 million during the first quarter of 2009. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Service charges on deposit accounts	$823	$876	(6.1)%
Other service charges and fees	265	267	(0.7)
Mortgage origination brokerage fees	212	291	(27.1)
Net gain on sale of securities	1,289	405	218.3
Income from bank owned life insurance	74	82	(9.8)
Other operating income	5	15	(66.7)

Total noninterest income	$2,668	$1,936	37.8%

Noninterest income increased $732 thousand or 37.8% to $2.7 million for the three months ended March 31, 2010 compared to $1.9 million for the same period in 2009. The increase is due to net gains on sale of securities in the first quarter of 2010 of $1.3 million, an increase of $884 thousand over realized net gains of $405 thousand for the same period in 2009. Certain bonds subject to high price volatility to rising interest rates were sold in the first quarter resulting in the net gain. Management anticipates replacing the bonds with less price sensitive bonds in the second quarter of 2010. Service charges on deposit accounts decreased $53 thousand or 6.1% in the first quarter of 2010 relative to the same period in 2009 due to a decrease in overdraft fees. Mortgage origination brokerage fees decreased $79 thousand or 27.1% in the first quarter 2010 compared to the same period in 2009.

Noninterest expense

Noninterest expense increased $793 thousand or 14.6% to $6.2 million for the three months ended March 31, 2010 from $5.4 million incurred in the same period in 2009. This increase is principally due to general increases in salary expense and in net cost of real estate and repossessions acquired in settlement of loans. The following table presents the components of noninterest expense for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Salaries	$2,319	$2,069	12.1%
Retirement and other employee benefits	730	751	(2.8)
Occupancy	457	480	(4.8)
Equipment	467	388	20.4
Professional fees	288	297	(3.0)
Supplies	52	56	(7.1)
Telephone	183	152	20.4
FDIC Insurance	333	255	30.6
Other outside services	118	143	(17.5)
Net cost of real estate and repossessions acquired in settlement of loans	334	93	259.6
Other operating expenses	957	761	25.8

Total noninterest expenses	$6,238	$5,445	14.6%

Salary and employee benefits expense increased $229 thousand in the first quarter of 2010 over the prior year period as we experienced an increase in salaries of $250 thousand and a decrease in retirement and other employee benefits of $21 thousand. Salary expense increased due to additions to our senior management team and due to general pay increases. Retirement and other employee benefits decreased mainly because of a decrease in accrued incentive expense of $75 thousand in the first quarter of 2010 compared to the same period in 2009. As of March 31, 2010, we had 222 full time equivalent employees and operated 24 full service banking offices and one mortgage loan origination office.

Occupancy expense decreased $23 thousand or 4.82% to $457 thousand in the first three months of 2010 compared to $480 thousand in the prior year period. The largest components of the decrease in the first quarter of 2010 relative to the same period of 2009 were building repair and maintenance expense, which decreased $6 thousand and other occupancy expense which decreased $8 thousand.

Equipment expense increased during the first three months of 2010 by $79 thousand or 20.4% compared to the first quarter of 2009. The largest component of the increase was equipment rental expense, which increased $68 thousand.

Professional fees, which include audit, legal and consulting fees, decreased $9 thousand or 3.0% to $288 thousand for the three months ended March 31, 2010 from $297 thousand in the prior year period. The decrease is the result of a decline in audit and consulting fees which was offset by an increase in legal fees. Audit fees decreased approximately $16 thousand and consulting fees decreased approximately $7 thousand, while legal fees increased approximately $14 thousand during the first quarter of 2010 compared to the same period in 2009.

Expenses related to FDIC insurance increased $78 thousand during the first quarter of 2010 compared to the same period in 2009. The increase is the result of the FDIC increase in assessment rates charged to banks while part of the increase is the result of increased deposit balances in the first quarter of 2010 compared to the same period in 2009.

Net cost of real estate and repossessions acquired in settlement of loans expense increased $241 thousand to $324 thousand in the first quarter of 2010 compared to $93 thousand in the same period in 2009. The increase is attributable to larger losses recognized on disposition of the assets.

Other operating expenses increased $196 thousand or 25.8% from $761 thousand for the three months ended March 31, 2009 to $957 thousand for the three months ended March 31, 2010. The largest component of the increase was an expense related to a charge-down on a receivable which increased $179 thousand during the first quarter of 2010 compared to the year ago period.

Income taxes

Income tax (benefit) expense for the three months ended March 31, 2010 and 2009 was $(62) thousand and $500 thousand, respectively, resulting in effective tax rates of (14.6%) and 28.5%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Financial Condition

Balance Sheet

Our total assets were $897.8 million at March 31, 2010, $888.7 million at December 31, 2009 and $865.4 million at March 31, 2009. Our year-over-year asset growth was primarily funded by deposit growth. For the twelve months ended March 31, 2010, we grew our loans $27.3 million while our deposits grew by approximately $84.8 million. Year-over-year, our earning assets grew mainly through loan originations. Our investment portfolio decreased by approximately $50.1 million as we sold approximately $45.9 million in securities during the first quarter of 2010. For the three months ended March 31, 2010, we experienced loan growth that was basically flat and an increase in deposits of 2.4%.

Loans

As of March 31, 2010, total loans were basically flat at $578.0 million, from total loans of $577.8 million at December 31, 2009 and up 5.0% from total loans of $550.6 million at March 31, 2009. Loan growth year over year can be attributed to our branching efforts, the efforts of our lending team and the overall decline in interest rates for loans.

Asset Quality

At March 31, 2010, our allowance for loan losses as a percentage of loans was 1.96%, up from 0.88% at March 31, 2009. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Homogeneous loan groups are assigned risk factors based on their perceived loss potential, current economic conditions and on their respective risk ratings. The probability of loss is increased as the risk grade increases within each risk grouping to more accurately reflect the Bank’s exposure in that particular group of loans. The Bank utilizes a system of eight - possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment. Other groups of loans based on loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

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

Net charge-offs for the first quarter of 2010 totaled $1.4 million compared to net charge-offs of $1.9 million during the first quarter of 2009. The provision for loan losses charged to operations for the three months ended March 31, 2010 and 2009 was $3.0 million and $750 thousand, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009.

Analysis of Changes in Allowance for Loan Losses

	For the three months Ended March 31,
	2010	2009
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$577,964	$550,639

Average loans outstanding-gross	$576,524	$541,285

Allowance for loan losses at beginning of period	$9,725	$5,931
Loans charged-off:
Real estate	1,227	1,810

Installment loans	16	9
Credit cards and related plans
Commercial and all other loans	142	18
Demand deposit overdraft program	58	69

Total charge-offs	(1,443)	(1,906)

Recoveries of loans previously charged-off:
Real estate	14	—
Installment loans	2	2
Credit cards and related plans	—	—
Commercial and all other loans	—	8
Demand deposit overdraft program	31	43

Total recoveries	47	53

Net charge-offs	(1,396)	(1,853)

Provision for loan losses	3,000	750

Allowance for loan losses at end of period	$11,329	$4,828

Ratios
Annualized net charge-offs to average loans during the period	0.97%	1.37%
Allowance for loan losses to loans at period end	1.96%	0.88%
Allowance for loan losses to nonperforming loans at period end	61%	61%

The ratio of annualized net charge-offs to average loans decreased to 0.97% at March 31, 2010 from 1.37% at March 31, 2009 mainly due to a decrease in real estate related charge-offs. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.96% at March 31, 2010 from 0.88% at March 31, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans remained flat at 61% as of March 31, 2010 and March 31, 2009.

Construction, land and development (“CLD”) loans make up 19.4% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Bank. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
Dollars in thousands	Balance	% of Total	Balance	% of Total
Balances at March 31, 2010	$112,357	19.4%	$465,607	80.6%	$577,964
Impaired loans	16,276	51.1%	15,580	48.9%	31,856
Allocated Reserves	5,937	58.2%	4,268	41.8%	10,205
YTD Net Charge-offs	515	36.9%	881	63.1%	1,396
Nonperforming loans (NPL)	10,152	55.0%	8,298	45.0%	18,450
NPL as % of loans	9.0%		1.8%		3.2%

While balances of CLD loans make up 19.4% of the Bank’s loan portfolio, they represent 51.1% and 36.9% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 55.0% of the Bank’s nonperforming loans and 58.2% of the Bank’s allocated reserves are allocated to CLD loans.

Nonperforming Assets

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

	March 31, 2010	December 31, 2009

Non-accrual loans	$15,118	$13,343
Loans past due 90 days or more days still accruing	214	—
Restructured loans	3,118	1,353
Other real estate owned & repossessions	4,974	5,443

Total	$23,424	$20,139

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $23.4 million and $20.1 million, or 4.05% and 3.49% of loans outstanding at March 31, 2010 and December 31, 2009, respectively. On March 31, 2010, our nonperforming loans (consisting of nonaccruing, loans, loans past due ninety days and still accruing interest and restructured loans) amounted to approximately $18.4 million compared to $14.7 million as of December 31, 2009. We had $5.0 million in other real estate owned and repossessions at March 31, 2010 compared to $5.4 million at December 31, 2009.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At March 31, 2010, we had loans totaling $31.8 million (which includes $17.9 million in nonperforming loans) which were considered to be impaired compared to $23.9 million at December 31, 2009. As discussed in Asset Quality, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at March 31, 2010.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	44	$14.8	$1.2
Restructured loans	5	3.1	0.8

Total nonperforming loans	49	$17.9	$2.0

Other impaired loans with allocated reserves	11	5.2	1.5

Impaired loans without allocated reserves	18	8.7	—

Total impaired loans	78	$31.8	$3.5

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

Our investment securities totaled $197.5 million at March 31, 2010, $239.3 million at December 31, 2009 and $239.7 million at March 31, 2009. The decrease in investment securities of $42.2 million or 17.6% when compared to March 31, 2009 is principally due to the decision to sell certain bonds that had high price volatility to rising interest rates with the anticipation of replacing these bonds with less price sensitive bonds in the second quarter of 2010. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At March 31, 2010, the securities portfolio had unrealized net gains of approximately $0.9 million, which are reported in accumulated other comprehensive income on the consolidated statement of changes in shareholders’ equity, net of tax. Our securities portfolio at March 31, 2010 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, equity securities and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of March 31, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of March 31, 2010 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$44,353	$44,727
Federal Home Loan Mortgage Corporation	18,536	18,635
Federal Farm Credit Banks	13,117	13,007
Government National Mortgage Association	23,357	23,421
Small Business Administration	29,819	29,976
Federal Home Loan Banks	14,633	14,484

At March 31, 2010 and December 31, 2009, we held $8.7 million in bank owned life insurance, compared to $8.4 million at March 31, 2009.

Deposits and Other Borrowings

Deposits

Deposits totaled $772.9 million as of March 31, 2010 compared to deposits of $754.7 million at December 31, 2009 and up 12.3% compared to deposits of $688.1 million at March 31, 2009. We attribute our deposit growth during the twelve months ended March 31, 2010 to an increase in public funds in money market accounts and an increase in noninterest bearing demand accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase during 2010.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased, repurchase agreements and other borrowings to be repaid this year. Our short-term borrowings totaled $20.9 million at March 31, 2010, compared to $22.9 million on December 31, 2009, a decrease of $2.0 million.

The following table details the maturities and rates of our borrowings from the FHLB, as of March 31, 2010.

Borrow Date	Type	Principal		Term	Rate	Maturity
	(Dollars in thousands)
March 12, 2010	Fixed rate		10,000	30 days	0.35	April 12, 2010
March 12, 2008	Fixed rate		6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate		5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate		2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate		7,500	5 years	3.54	March 12, 2013

		Total Borrowings: $	31,000	Composite rate: 2.30%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $14.5 million on March 31, 2010, compared to $21.0 million FHLB advances on both December 31, 2009 and March 31, 2009. The decrease of $6.5 million in long-term FHLB advances as of March 31, 2010, is the result of an FHLB advance being reclassed to short-term borrowing because the current time to maturity is less than a year.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using local core deposits, retail repurchase agreements and the Bank’s capital position. To date, these core funds, supplemented by FHLB advances, institutional deposits obtained through the internet and brokered deposits, have been adequate to fund loan demand in our market areas, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes. It is anticipated that funding sources in the future will include continued use of brokered deposits and institutional deposits obtained through the Internet.

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $179.6 million and $177.7 million of advances from the FHLB at March 31, 2010 and

December 31, 2009, respectively. At March 31, 2010 we had outstanding FHLB advances totaling $31.0 million compared to $41.0 million and $73.0 million at December 31, 2009 and March 31, 2009, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2010, we owned 51,160 shares of the FHLB’s $100 par value capital stock, compared to 51,160 and 54,310 shares at December 31, 2009 and March 31, 2009, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $41.0 million available to us at March 31, 2010 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2010, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the three months ended March 31, 2010 totaled $2.9 million, compared to net cash provided by operations of $1.0 million for the same period in 2009. Net cash provided in investing activities increased to $40.6 million for the three months ended March 31, 2010, as compared to net cash used in investing activities of $78.5 million for the same period in 2009 primarily due to the proceeds from the sale of investment securities during the first quarter of 2010. Net cash provided by financing activities was $8.9 million for the first three months of 2010, compared to net cash provided of $75.6 million for the same period in 2009 due primarily to a smaller increase in deposits during the first quarter of 2010 as compared to the same period in 2009. Cash and cash equivalents at March 31, 2010 was $70.3 million compared to $14.9 million at March 31, 2009.

Capital Resources

Shareholders’ Equity

As of March 31, 2010, our total shareholders’ equity was $84.3 million (consisting of common shareholders’ equity of $67.1 million and preferred stock of $17.2 million) compared with total shareholders’ equity of $84.4 million as of December 31, 2009 (consisting of common shareholders’ equity of $67.3 million and preferred stock of $17.1 million). Common shareholders’ equity decreased by approximately $0.2 million to $67.1 million at March 31, 2010 from $67.3 million at December 31, 2009. We generated net income of $0.5 million, experienced a decrease in net unrealized gains on available-for-sale securities of $0.2 million and recognized stock based compensation of $11 thousand on incentive stock awards. We declared cash dividends of $200 thousand on our common shares or $0.07 per share during the first quarter of 2010 and dividends and accretion of discount of $265 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of March 31, 2010, we and the Bank met all capital adequacy requirements to which we are subject.

As of March 31, 2010, we experienced a decrease in our capital ratios when compared to the March 31, 2009. This decrease is primarily due to an increase in risk weighted assets. Ratios were relatively flat when compared to December 31, 2009.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio	Minimum required for capital adequacy purposes Ratio	Our Ratio	Bank’s Ratio
As of March 31, 2010:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.26%	7.25%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.69	9.91
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.95	11.17

As of December 31, 2009:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.59%	7.53%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.77	10.03
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	14.02	11.28

As of March 31, 2009:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.87%	7.80%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	13.54	10.69
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	14.31	11.46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2009.

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2010, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

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

ECB BANCORP, INC.
(Registrant)

Date: May 12, 2010	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: May 12, 2010	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Severance and Change in Control Agreement between Thomas M. Crowder and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated March 29, 2010)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

320.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)