Form 10-Q
period 2010-06-30
ECB BANCORP INC
filed 2010-08-12
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

On August 6, 2010, there were 2,849,841 outstanding shares of Registrant’s common stock.

This Form 10-Q has 45 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(Dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009*
Assets
Non-interest bearing deposits and cash	$12,075	$9,076
Interest bearing deposits	867	870
Overnight investments	16,605	7,865

Total cash and cash equivalents	29,547	17,811

Investment securities
Available-for-sale, at market value (cost of $263,225 and $237,594 at June 30, 2010 and December 31, 2009, respectively)	268,064	239,332

Loans held for sale	1,584	—

Loans	570,174	577,791
Allowance for loan losses	(10,462)	(9,725)

Loans, net	559,712	568,066

Real estate and repossessions acquired in settlement of loans, net	4,644	5,443
Federal Home Loan Bank common stock, at cost	5,116	5,116
Bank premises and equipment, net	25,294	25,329
Accrued interest receivable	4,647	4,967
Bank owned life insurance	8,805	8,657
Other assets	14,427	13,999

Total	$921,840	$888,720

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$106,033	$93,492
Demand, interest bearing	205,263	141,956
Savings	22,017	19,595
Time	459,141	499,687

Total deposits	792,454	754,730

Accrued interest payable	1,017	1,121
Short-term borrowings	22,408	22,910
Long-term obligations	14,500	21,000
Other liabilities	4,543	4,584

Total liabilities	834,922	804,345

Shareholders’ equity
Preferred stock, Series A	17,205	17,122
Common stock, par value $3.50 per share	9,974	9,968
Capital surplus	25,836	25,803
Warrants	878	878
Retained earnings	30,069	29,555
Accumulated other comprehensive income	2,956	1,049

Total shareholders’ equity	86,918	84,375

Total	$921,840	$888,720

Common shares outstanding	2,849,841	2,847,881
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and six months ended June 30, 2010 and 2009

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$7,790	$7,666	$15,422	$15,013
Interest on investment securities:
Interest exempt from federal income taxes	490	332	952	651
Taxable interest income	1,673	2,307	3,570	4,837
Dividend income	7	—	34	30
Other interest income	5	—	7	3

Total interest income	9,965	10,305	19,985	20,534

Interest expense:
Deposits:
Demand accounts	322	199	639	385
Savings	15	11	27	22
Time	2,412	3,173	4,901	6,768
Short-term borrowings	61	112	117	308
Long-term obligations	122	168	273	367
Other interest expense	—	—	—	30

Total interest expense	2,932	3,663	5,957	7,880

Net interest income	7,033	6,642	14,028	12,654
Provision for loan losses	1,780	2,000	4,780	2,750

Net interest income after provision for loan losses	5,253	4,642	9,248	9,904

Noninterest income:
Service charges on deposit accounts	893	916	1,716	1,792
Other service charges and fees	433	350	698	617
Mortgage origination brokerage fees	293	236	505	527
Net gain on sale of securities	152	183	1,441	588
Income from bank owned life insurance	74	82	148	164
Other operating income	21	(4)	26	11

Total noninterest income	1,866	1,763	4,534	3,699

Noninterest expenses:
Salaries	2,326	2,005	4,645	4,074
Retirement and other employee benefits	712	702	1,442	1,453
Occupancy	447	449	904	929
Equipment	486	431	953	819
Professional fees	211	102	499	399
Supplies	68	55	120	111
Telephone	157	138	340	290
FDIC insurance	345	655	678	910
Other outside services	110	97	228	240
Net cost of real estate and repossessions acquired in settlement of loans	47	13	381	106
Other operating expenses	1,007	808	1,964	1,569

Total noninterest expenses	5,916	5,455	12,154	10,900

Income before income taxes	1,203	950	1,628	2,703
Income tax expense	246	150	184	650

Net income	957	800	1,444	2,053

Preferred stock dividends	224	224	448	406
Accretion of discount	41	44	82	69

Income available to common shareholders	$692	$532	$914	$1,578

Net income per share - basic	$0.24	$0.19	$0.32	$0.55

Net income per share - diluted	$0.24	$0.19	$0.32	$0.55

Weighted average shares outstanding - basic	2,849,841	2,844,489	2,849,343	2,843,260

Weighted average shares outstanding - diluted	2,849,936	2,846,359	2,849,407	2,844,904

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2010 and 2009

(Dollars in thousands, except per share data)

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrant	surplus	earnings	income	income	Total
Balance January 1, 2009	$—	2,844,489	$9,956	—	$25,707	$31,026	$1,254		$67,943

Unrealized loss, net of income tax benefit of $475							(759)	$(759)	(759)

Net income						2,053		2,053	2,053

Total comprehensive income								$1,294

Issuance of preferred stock in connection with Capital
Purchase Program, net of discount on preferred stock	17,067								17,067

Issuance of common stock warrants in connection with Capital Purchase Program				882					882

Costs associated with issuance of preferred stock and common warrants	(95)			(4)					(99)

Stock based compensation					39				39

Preferred stock accretion	69					(69)			—

Cash dividends on preferred stock						(296)			(296)

Cash dividends ($0.365 per share)						(1,038)			(1,038)

Balance June 30, 2009	$17,041	2,844,489	$9,956	$878	$25,746	$31,676	$495		$85,792

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrant	surplus	earnings	income	income	Total
Balance January 1, 2010	$17,122	2,847,881	$9,968	$878	$25,803	$29,555	$1,049		$84,375

Unrealized gain, net of income tax expense of $ 1,193							1,907	$1,907	1,907

Net income						1,444		1,444	1,444

Total comprehensive income								$3,351

Stock based compensation					20				20

Stock options exercised		1,960	6		13				19

Preferred stock accretion	83					(83)			—

Cash dividends on preferred stock						(448)			(448)

Cash dividends ($0.14 per share)						(399)			(399)

Balance June 30, 2010	$17,205	2,849,841	$9,974	$878	$25,836	$30,069	$2,956		$86,918

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(Dollar amounts in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,444	$2,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	664	676
Amortization of premium on investment securities, net	688	489
Provision for loan losses	4,780	2,750
Gain on sale of securities	(1,441)	(588)
Stock based compensation	20	39
Decrease in accrued interest receivable	320	86
Loss on disposal of premises and equipment	—	7
Loss on sale of real estate and repossessions acquired in settlement of loans	390	43
Income from Bank owned life insurance	(148)	(164)
Origination of loans held for sale	(7,801)	—
Proceeds from sale of loans held for sale	6,217	—
Increase in other assets	(178)	(2,050)
Decrease in accrued interest payable	(104)	(1,243)
(Decrease) increase in other liabilities, net	(916)	1,118

Net cash provided by operating activities	3,935	3,216

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	56,422	42,049
Proceeds from maturities of investment securities classified as available-for-sale	26,597	34,540
Purchases of investment securities classified as available-for-sale	(108,147)	(123,961)
Purchase of Federal Home Loan Bank common stock	—	(1,257)
Proceeds from disposal of premises and equipment	—	(8)
Purchases of premises and equipment	(231)	(278)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	1,963	272
Net loan originations	1,622	(34,450)

Net cash (used) by investing activities	(21,774)	(83,093)

Cash flows from financing activities:
Net increase in deposits	37,724	74,315
Net decrease in borrowings	(7,002)	(2,525)
Dividends paid to common shareholders	(718)	(1,038)
Dividends paid on preferred stock	(448)	(296)
Net proceeds from issuance of common stock	19	—
Net proceeds from issuance of preferred stock	—	17,850

Net cash provided by financing activities	29,575	88,306

Increase in cash and cash equivalents	11,736	8,429
Cash and cash equivalents at beginning of period	17,811	16,799

Cash and cash equivalents at end of period	$29,547	$25,228

Cash paid during the period:
Interest	$6,061	$9,123
Taxes	746	1,631
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$199	$519
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	1,907	(759)
Transfer from loans to real estate and repossessions acquired in settlement of loans	1,952	3,791
Transfer from long-term to short-term borrowings	6,500	5,000
Payable, settlement for securities purchased	—	(53,000)
Transfer from investments to other assets	250	—
Transfer from real estate and repossessions acquired in settlement of loans to bank premises and equipment	398	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim consolidated financial statements. Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the six or three-month periods ended June 30, 2010 and June 30, 2009.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the six months ended June 30, 2010 and 2009, diluted weighted average shares outstanding increased by 64 and 1,644, respectively, due to the dilutive impact of options. Stock options increased diluted weighted average shares by 95 for the three months ended June 30, 2010 and 1,870 for the three months ended June 30, 2009. There were 55,375 and 53,675 anti-dilutive (not in the money) options outstanding for the six and three months ended June 30, 2010. There were 53,675 and 52,699 anti-dilutive (not in the money) options outstanding for the six and three months ended June 30, 2009. As of June 30, 2010 and 2009 the warrant, consisting of 144,984 shares issued to the U.S. Treasury Department was not included in the computation of net income per share for either the six or three-month period because its exercise price exceeded the market price of the Company’s stock on that date.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the six months ended June 30.

	Six months ended June 30, 2010 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$914	2,849,343	$0.32

Effect of dilutive securities	—	64

Diluted net income per share	$914	2,849,407	$0.32

	Six months ended June 30, 2009 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$1,578	2,843,260	$0.55

Effect of dilutive securities	—	1,644

Diluted net income per share	$1,578	2,844,904	$0.55

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended June 30.

	Three months ended June 30, 2010 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$692	2,849,841	$0.24

Effect of dilutive securities	—	95

Diluted net income per share	$692	2,849,936	$0.24

	Three months ended June 30, 2009 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$532	2,844,489	$0.19

Effect of dilutive securities	—	1,870

Diluted net income per share	$532	2,846,359	$0.19

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the “Plan”) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with FASB ASC Topic 718. Compensation cost charged to income was approximately $20 thousand and $39 thousand for the six months ended June 30, 2010 and 2009, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values are based on estimates at the date of grant. There were no options granted during the six-month period ending June 30, 2010 and June 30, 2009.

A summary of option activity under the Plan as of June 30, 2010, and changes during the six-month period ended June 30, 2010 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except per share data)

Outstanding at December 31, 2009	57,335	$28.31

Granted	—	$—

Forfeited	—	$—

Exercised	1,960	$10.00

Outstanding at June 30, 2010	55,375	$28.96	5.86 years	$—

Exercisable at June 30, 2010	42,011	$29.19	5.48 years	$—

1,960 options were exercised during the first six months of 2010. Cash received for options exercised in 2010 was $19 thousand with an intrinsic value of $3 thousand. No options were exercised during the six-month period ended June 30, 2009.

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

There were no shares of non-vested restricted stock as of June 30, 2010 or December 31, 2009.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

Stock Options

(Dollars in thousands)

July 1 – December 31, 2010	$16

2011	21

2012	8

2013	2

Total	$47

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the six- and three-month periods ended June 30, 2010 and 2009 includes the following components.

	Six months ended June 30, (Dollars in thousands)
	2010	2009
Components of net periodic cost:
Service cost	$2	$2
Interest cost	21	24
Prior service cost	(4)	(4)

Net periodic postretirement benefit cost	$19	$22

	Three months ended June 30, (Dollars in thousands)
	2010	2009
Components of net periodic cost:
Service cost	$1	$1
Interest cost	11	12
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$10	$11

The Company expects to contribute $38 thousand to its postretirement benefit plan in 2010. No contributions were made in the first six months of 2010. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2009.

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$32,166	$1,012	$—	$33,178

Obligations of states and political subdivisions	49,356	1,592	(129)	50,819

Mortgage-backed securities	176,317	2,548	(57)	178,808

Corporate Bonds	5,386	42	(169)	5,259

	$263,225	$5,194	$(355)	$268,064

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)

Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$36,141	$69	$(367)	$35,843

Obligations of states and political subdivisions	45,242	997	(217)	46,022

Mortgage-backed securities	149,167	2,203	(569)	150,801

Corporate Bonds	6,044	—	(184)	5,860

Equity securities	1,000	—	(194)	806

	$237,594	$3,269	$(1,531)	$239,332

Gross realized gains and losses on sales of securities for the three and six-month periods ended June 30, 2010 and June 30, 2009 were as follows:

	Six months ended June 30, (Dollars in thousands)

	2010	2009

Gross realized gains	$1,457	$603

Gross realized losses	(16)	(15)

Net realized gains	$1,441	$588

	Three months ended June 30, (Dollars in thousands)

	2010	2009

Gross realized gains	$168	$198

Gross realized losses	(16)	(15)

Net realized gains	$152	$183

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of June 30, 2010 and December 31, 2009:

June 30, 2010

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)

Obligations of states and political subdivisions	4,312	31	3,094	98	7,406	129

Mortgage-backed securities	21,685	56	2,663	1	24,348	57

Corporate bonds	1,831	169	—	—	1,831	169

Total	$27,828	$256	$5,757	$99	$33,585	$355

December 31, 2009

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)

Government-sponsored enterprises and FFCB bonds	$18,431	$367	$—	$—	$18,431	$367

Obligations of states and political subdivisions	7,315	96	3,118	121	10,433	217

Mortgage-backed securities	56,459	568	102	1	56,561	569

Corporate bonds	3,354	154	2,505	30	5,859	184

Equity securities	—	—	806	194	806	194

Total	$85,559	$1,185	$6,531	$346	$92,090	$1,531

As of June 30, 2010 and December 31, 2009, management concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above, except for equity securities, are on debt securities that have contractual maturity dates and are primarily related to market interest rates. Municipal losses are also related to lack of liquidity and demand in the general investment market. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At June 30, 2010 and December 31, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $5.1 million for both periods. On May 18, 2010, FHLB paid a dividend for the first quarter of 2010 with an annualized rate of 0.26%. The dividend rate was equal to average three-month LIBOR for the period of January 1, 2010 to March 31, 2010, and was applicable to capital stock held during that period. The FHLB also announced that it would not repurchase activity-based excess capital stock and would continue to evaluate on a quarterly basis whether to repurchase excess capital stock. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2010 or December 31, 2009. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2010 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value

	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$2,480	$2,502

Due in five through ten years	27,575	28,513

Due after ten years	2,111	2,163

Obligations of states and political subdivisions:

Due in one year or less	978	999

Due in one through five years	8,095	8,491

Due in five through ten years	17,145	17,663

Due after ten years	23,138	23,666

Mortgage-backed securities:

Due in five through ten years	11,203	11,560

Due after ten years	165,114	167,248

Corporate Bonds:

Due in one through five years	853	857

Due in five through ten years	4,533	4,402

Total securities	$263,225	$268,064

Securities with an amortized cost of $156.8 million at June 30, 2010 are pledged as collateral. Of this total, amortized cost of $24.7 million and fair value of $25.7 million are pledged as collateral for FHLB advances.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2009 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value

	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$7,152	$7,166

Due in five through ten years	20,610	20,392

Due after ten years	8,379	8,285

Obligations of states and political subdivisions:

Due in one year or less	870	876

Due in one through five years	7,006	7,343

Due in five through ten years	17,997	18,448

	Amortized Cost	Fair Value

Due after ten years	19,369	19,355

Mortgage-backed securities:

Due in five through ten years	14,447	14,802

Due after ten years	134,720	135,999

Corporate Bonds:

Due in five through ten years	6,044	5,860

Equity securities:	1,000	806

Total securities	$237,594	$239,332

Securities with an amortized cost of $142.4 million at December 31, 2009 were pledged as collateral. Of this total, amortized cost of $55.6 million and fair value of $56.6 million were pledged as collateral for FHLB advances.

(6) Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$957	800	$1,444	$2,053

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period	3,539	(1,770)	4,541	(646)

Tax benefit (expense)	(1,363)	682	(1,749)	249

Reclassification to realized gains	(152)	(183)	(1,441)	(588)

Tax benefit	59	70	556	226

Other comprehensive income (loss)	2,083	(1,201)	1,907	(759)

Total comprehensive income (loss)	$3,040	(401)	$3,351	$1,294

(7) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:

Cash and cash equivalents	$29,547	$29,547	$17,811	$17,811

Investment securities	268,064	268,064	239,332	239,332

FHLB stock	5,116	5,116	5,116	5,116

Accrued interest receivable	4,647	4,647	4,967	4,967

Net loans	559,712	555,626	568,066	565,178

Loans held for sale	1,584	1,584	—	—

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities:

Deposits	$792,454	$795,884	$754,730	$759,647

Short-term borrowings	22,408	22,408	22,910	22,910

Accrued interest payable	1,017	1,017	1,121	1,121

Long-term obligations	14,500	15,427	21,000	21,210

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, the majority of impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

June 30, 2010	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
Investment Securities Available-for-Sale

Government-sponsored enterprises and FFCB bonds	$33,178	$2,500	$30,678	$—

Obligations of states and political subdivisions	50,819	386	50,433	—

Mortgage-backed securities	178,808	73,059	105,749	—

Corporate bonds	5,259	—	3,428	1,831

Total Securities	$268,064	$75,945	$190,288	$1,831

Total assets at fair value	$268,064	$75,945	$190,288	$1,831

December 31, 2009	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
Investment Securities Available-for-Sale

Government-sponsored enterprises and FFCB bonds	35,843	8,626	24,737	2,480

Obligations of states and political subdivisions	46,022	4,506	41,516	—

Mortgage-backed securities	150,801	35,724	115,077	—

Corporate bonds	5,860	—	3,989	1,871

Equity securities	806	806	—	—

Total Securities	$239,332	$49,662	$185,319	$4,351

Total assets at fair value	$239,332	$49,662	$185,319	$4,351

Assets recorded at fair value on a nonrecurring basis

June 30, 2010	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
Impaired Loans

Real estate—construction and land development	9,244	—	8,610	634

Real estate—commercial, residential and other	4,531	—	2,633	1,898

Commercial and all other loans	30	—	—	30

Total impaired loans	$13,805	$—	$11,243	$2,562

Real estate and repossessions acquired in settlement of loans

Total real estate and repossessions acquired in settlement of loans	$4,644	$—	$1,538	$3,106

Total assets at fair value	$20,033	$—	$14,365	$5,668

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
Impaired Loans

Real estate—construction and land development	6,882	—	5,510	1,372

Real estate—commercial, residential and other	3,389	—	2,205	1,184

Commercial and all other loans	2,304	—	—	2,304

Total impaired loans	$12,575	$—	$7,715	$4,860

Real estate and repossessions acquired in settlement of loans

Real estate and repossessions acquired in settlement of loans	$5,438	$606	$1,657	$3,175

Total assets at fair value	$18,013	$606	$9,372	$8,035

As of June 30, 2010 there were $19.7 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2009. The bonds were transferred from Level 1 to Level 2 during the first six months of 2010 because the December 31, 2009 pricing was based on the Company’s actual trades for the securities at initial purchase while the June 30, 2010 pricing was through a pricing system. The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

(Dollars in thousands)	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Available-for Sale Debt Securities

Balance, December 31, 2009	$2,480	$1,871	$4,351

Total gains or losses (realized/unrealized):

Included in earnings	—	—	—

Included in other comprehensive income	—	(40)	(40)

Purchases, issuances, and settlements			—

Transfers in to/out of Level 3	(2,480)		(2,480)

Balance, June 30, 2010	$—	$1,831	$1,831

(Dollars in thousands)	Obligations of states and political subdivisions	Mortgage- backed securities	Corporate Bonds	Available-for Sale Debt Securities

Balance, December 31, 2008	$698	$8,374	$2,000	$11,072

Total gains or losses (realized/unrealized):

Included in earnings	—	—	—	—

Included in other comprehensive income	(97)	—	—	(97)

Purchases, issuances, and settlements				—

Transfers in to/out of Level 3	—	(8,374)		(8,374)

Balance, June 30, 2009	$601	$—	$2,000	$2,601

(9) Derivative Financial Instruments

At June 30, 2010 the Company’s only derivative instruments related to our residential mortgage lending activities. We are required to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings.

(10) U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program

On January 16, 2009, the Company issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of common stock with an exercise price of $18.57 to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless the Company has redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required to, among other things, increase common stock dividend above $0.1825 per share or repurchase common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own these securities sold under the TARP Capital Purchase Program, the compensation arrangements for senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available through our Internet website at www.myecb.com or directly through the Commission’s website at www.sec.gov. Forward-looking statements in this Report may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and equity markets, (b) continued or unexpected increases in credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business; and (i) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements in this Report are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and we do not intend, to update these forward-looking statements.

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

As of June 30, 2010, we had consolidated assets of approximately $921.8 million, total loans of approximately $570.2 million, total deposits of approximately $792.5 million and shareholders’ equity of approximately $86.9 million. For the three months ended June 30, 2010, we had income available to common shareholders of $692 thousand or $0.24 basic and diluted earnings per share, compared to income available to common shareholders of $532 thousand, or $0.19 basic and diluted earnings per share for the three months ended June 30, 2009. For the six months ended June 30, 2010, we had income available to common shareholders of $914 thousand or $0.32 basic and diluted earnings per share, compared to income available to common shareholders of $1.6 million or $0.55 basic and diluted earnings per share for the six months ended June 30, 2009.

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

Comparison of the Results of Operations for the Three- and Six-Month Periods Ended June 30, 2010 and 2009

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2010 as compared to the same periods in 2009.

Condensed Consolidated Statements of Income

(Dollars in thousands)

	For the Three Months Ended June 30, 2010	Changes from the Prior Year		For the Six Months Ended June 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$9,965	$(340)	(3.3)	$19,985	$(549)	(2.7)
Total interest expense	2,932	(731)	(20.0)	5,957	(1,923)	(24.4)

Net interest income	7,033	391	5.8	14,028	1,374	10.9
Provision for loan losses	1,780	(220)	(11.0)	4,780	2,030	73.8

Net interest income after Provision for loan losses	5,253	611	13.2	9,248	(656)	(6.6)

Noninterest income	1,866	103	5.8	4,534	835	22.6
Noninterest expense	5,916	461	8.5	12,154	1,254	11.5

Income before income taxes	1,203	253	26.6	1,628	(1,075)	(39.8)
Income tax provision	246	96	64.0	184	(466)	(71.7)

Net income	957	157	19.6	1,444	(609)	(29.7)

Preferred stock dividend and accretion of discount	265	(3)	(1.1)	530	55	11.6

Net income available to common shareholders	$692	$160	30.1	$914	$(664)	(42.1)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2010 was $7.0 million, an increase of $0.4 million or 5.8% when compared to net interest income of $6.6 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, net interest income was $14.0 million, an increase of $1.3 million or 10.9% when compared to net interest income of $12.7 million for the period in 2009

The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and interest-bearing liabilities and the various rate spreads between our interest-earning assets and our interest-bearing liabilities. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.

Interest income decreased $340 thousand or 3.3% for the three months ended June 30, 2010 compared to the same three months of 2009. Interest income decreased $549 thousand or 2.7% for the six months ended June 30, 2010 compared to the same six months in 2009. The decreases for the three and six months ended June 30, 2010 are due to the decrease in the rates paid on our average earning assets which was partially offset by increase in the volume of these earning assets. The tax equivalent yield on average earning assets decreased 23 basis points for the quarter ended June 30, 2010 to 4.94% from 5.17% for the same period in 2009. For the first six months of 2010, the yield on average earning assets, on a tax-equivalent basis, decreased 22 basis points to 4.99% compared to 5.21% at June 30, 2009. Management attributes the decrease in the yield on our earning assets to the continued low level of short-term market interest rates. Approximately $353.2 million or 61.9% of our loan portfolio consists of variable rate loans that adjust with the movement of the prime rate. As a result of low rates for an extended period of time, these loans’ yields have remained relatively flat while other loans have repriced at lower rates; therefore the composite yield on our loans decreased approximately 6 basis points for the first six months of 2010 compared to the same period in 2009. Also, yields on our taxable securities decreased approximately 80 basis points for the first six months of 2010 as compared to the same period last year as securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds during the second quarter of 2010 was 1.66%, a decrease of 46 basis points when compared to 2.12% for the second quarter of 2009. Average rates paid on bank certificates of deposit decreased 54 basis points from 2.63% for the quarter ended June 30, 2009 to 2.09% for the quarter ended June 30, 2010, while our average cost of borrowed funds increased 121 basis points during the second quarter of 2010 compared to the same period in 2009. Total interest expense decreased $731 thousand or 20.0% during the second quarter of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities. For the six months ended June 30, 2010, our cost of funds was 1.70% a decrease of 62 basis points when compared to 2.32% for the same period in 2009. Average rates paid on bank certificates of deposit decreased 80 basis points from 2.89% to 2.09% for the first six months of 2010, while our cost of borrowed funds increased 78 basis points compared to the same period a year ago. The increase in the average cost of borrowed funds for both the three- and six- month periods is the result of a decrease in the volume of lower cost short term borrowings. Total interest expense decreased $1.9 million or 24.4% during the six months of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $22.5 million for the six months of 2010 compared with the same period in 2009.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2010 was 3.52% compared to 3.37% in the second quarter of 2009 while our net interest spread increased 23 basis points during the same period. For the six months ended June 30, 2010, our net interest margin, on a tax-equivalent basis, was 3.54% compared to 3.24% in the six months of 2009 while our net interest spread increased 40 basis points.

Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended June 30, 2010 and 2009 were 85.2% and 85.4%, respectively. For the six months ended June 30, 2010, average interest-bearing liabilities as a percentage of interest-earning assets were 85.5% compared to 84.9% for the six months ended June 30, 2009.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended June 30, 2010 and 2009

	Average Balance	2010 Yield/ Rate(5)	Income/ Expense	Average Balance	2009 Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)

Assets
Loans – net (1)	$569,042	5.49%	$7790	$557,169	5.52%	$7,666
Taxable securities	192,000	3.51%	1,680	211,735	4.37%	2,307
Non-taxable securities (2)	49,038	6.07%	742	34,733	5.81%	503
Other investments	19,659	0.10%	5	8,395	—%	—

Total interest- earning assets	829,739	4.94%	$10,217	812,032	5.17%	$10,476
Cash and due from banks	11,910			10,856
Bank premises and equipment, net	25,082			25,407
Other assets	26,763			24,179

Total assets	$893,494			$872,474

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$678,439	1.63%	$2,749	$611,259	2.22%	$3,383
Short-term borrowings	13,933	1.76%	61	60,947	0.74%	112
Long-term obligations	14,500	3.37%	122	21,000	3.21%	168

Total interest- bearing liabilities	706,872	1.66%	2,932	693,206	2.12%	3,663
Non-interest-bearing deposits	101,194			86,849
Other liabilities	32			4,579
Shareholders’ equity	85,396			87,840

Total liabilities and Shareholders’ equity	$893,494			$872,474

Net interest income and net interest margin (FTE) (3)		3.52%	$7,285		3.37%	$6,813

Interest rate spread (FTE) (4)		3.28%			3.05%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $252 thousand and $171 thousand for periods ended June 30, 2010 and 2009, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

For the six months ended June 30, 2010 and 2009

	Average Balance	2010 Yield/ Rate(5)	Income/ Expense	Average Balance	2009 Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)

Assets
Loans – net (1)	$567,999	5.48%	$15,422	$546,654	5.54%	$15,013
Taxable securities	196,348	3.70%	3,604	217,921	4.50%	4,867
Non-taxable securities (2)	47,583	6.11%	1,442	34,395	5.78%	986
Other investments	16,208	0.09%	7	8,495	0.07%	3

Total interest- earning assets	828,138	4.99%	$20,475	807,465	5.21%	$20,869
Cash and due from banks	11,107			10,063
Bank premises and equipment, net	25,169			25,547
Other assets	26,829			23,370

Total assets	$891,243			$866,445

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$674,457	1.66%	$5,567	$594,642	2.43%	$7,175
Short-term borrowings	16,455	1.43%	117	67,485	0.92%	308
Long-term obligations	17,193	3.20%	273	23,459	3.41%	397

Total interest- bearing liabilities	708,105	1.70%	5,957	685,586	2.32%	7,880
Non-interest-bearing deposits	97,634			84,756
Other liabilities	161			10,289
Shareholders’ equity	85,343			85,814

Total liabilities and Shareholders’ equity	$891,243			$866,445

Net interest income and net interest margin (FTE) (3)		3.54%	$14,518		3.24%	$12,989

Interest rate spread (FTE) (4)		3.29%			2.89%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $490 thousand and $335 thousand for periods ended June 30, 2010 and 2009, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended June 30, 2010 and 2009

Increase (Decrease) in interest income and expense due to changes in:

	2010 compared to 2009
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$163	$(39)	$124
Taxable securities	(194)	(433)	(627)
Non-taxable securities (2)	211	28	239
Other investments	1	4	5

Interest income	181	(440)	(259)

Interest-bearing deposits	322	(956)	(634)
Short-term borrowings	(146)	95	(51)
Long-term obligations	(53)	7	(46)

Interest expense	123	(854)	(731)

Net interest income	$58	$414	$472

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $252 thousand and $171 thousand for periods ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009

Increase (Decrease) in interest income and expense due to changes in:

	2010 compared to 2009
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$583	$(174)	$409
Taxable securities	(439)	(824)	(1,263)
Non-taxable securities (2)	389	67	456
Other investments	3	1	4

Interest income	536	(930)	(394)

Interest-bearing deposits	811	(2,419)	(1,608)
Short-term borrowings	(298)	107	(191)
Long-term obligations	(103)	(21)	(124)

Interest expense	410	(2,333)	(1,923)

Net interest income	$126	$1,403	$1,529

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $490 thousand and $335 thousand for periods ended June 30, 2010 and 2009, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three and six months ended June 30, 2010 was $1.8 million and $4.8 million, respectively. The provision for loan losses charged to operations during the three and six months ended June 30, 2009 was $2.0 million and $2.8 million, respectively. The decrease in the three-month period ending June 30, 2010 as compared to the same period ending June 30, 2009 is the result of a modification to our assumptions for FAS-5 loss allocations which is described in more detail under the caption “Asset Quality.” The increase for the six-month period reflects higher historical loss rates, additional impaired loans and management’s response to the current economic environment. The Bank had net charge-offs of $2.6 million for the quarter ended June 30, 2010 compared to net charge-offs of $1.0 million during the second quarter of 2009. For the six-month periods ended June 30, 2010 and 2009, the Bank had net charge-offs of $4.0 million and $2.9 million, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and six-month periods ended June 30, 2010 and 2009.

	For the Three Months Ended June 30, 2010	Changes from the Prior Year		For the Six Months Ended June 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)

Service charges on deposit accounts	$893	$(23)	(2.5)	$1,716	$(76)	(4.2)
Other service charges and fees	433	83	23.7	698	81	13.1
Mortgage origination brokerage fees	293	57	24.2	505	(22)	(4.2)
Net gain on sale of securities	152	(31)	(16.9)	1,441	853	145.1
Income from bank owned life insurance	74	(8)	(9.6)	148	(16)	(8.5)
Other operating income	21	25	NM	26	15	136.4

Total noninterest income	$1,866	$103	5.8	$4,534	$835	22.6

Noninterest income increased $103 thousand or 3.8% to $1.9 million for the second quarter of this year compared to $1.8 million for the same period in 2009. For the six months ended June 30, 2010 noninterest income increased $835 thousand or 22.6% to $4.5 million compared to $3.7 million for the same period in 2009. The increase in noninterest income in the second quarter of 2010 is primarily due to an increase in other service charges and fees. The year to date increase in noninterest income is primarily the result of an increase in gains on the sale of securities of $853 thousand. Service charges on deposit accounts decreased $23 thousand and $76 thousand, respectively, for the three and six months ended June 30, 2010 as compared to the same periods in 2009 mainly due to a decrease in overdraft protection fees. Other service charges and fees increased $83 thousand and $81 thousand, respectively, for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The primary reason for the increase is that brokerage investment service fees were up during both periods. Year to date mortgage loan origination brokerage fees decreased $22 thousand compared to the previous year six-month period.

Noninterest Expense

Noninterest expense increased 8.5% and 11.5%, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The following table presents the components of noninterest expense for the three and six months ended June 30, 2010 and dollar and percentage changes from the prior year.

	For the Three Months Ended June 30, 2010	Changes from the Prior Year		For the Six Months Ended June 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,326	$321	16.0	$4,645	$571	14.0
Retirement and other employee benefits	712	10	1.4	1,442	(11)	(0.8)
Occupancy	447	(2)	(0.5)	904	(25)	(2.7)
Equipment	486	55	12.8	953	134	16.4
Professional fees	211	109	106.9	499	100	25.1
Supplies	68	13	23.6	120	9	8.1
Telephone	157	19	13.8	340	50	17.2
FDIC deposit insurance	345	(310)	(47.3)	678	(232)	(25.5)
Other outside services	110	13	13.4	228	(12)	(5.0)
Net cost of real estate and repossessions acquired in settlement of loans	47	34	261.5	381	275	259.4
Other operating expenses	1,007	199	24.6	1,964	395	25.2

Total noninterest expenses	$5,916	$461	8.5	$12,154	$1,254	11.5

Salary expense for the three and six months ended June 30, 2010 increased $321 thousand and $571 thousand, respectively, compared to the same prior year periods. The increase is primarily the result of additions made to senior management during the past twelve months.

Employee related benefits expense for the three and six months ended June 30, 2010 remained relatively flat increasing $10 thousand and decreasing $11 thousand, respectively, over the same prior year periods. As of June 30, 2010, we had 230 full time equivalent employees and operated 24 full service banking offices and one mortgage loan origination office.

Equipment expense for the three and six months ended June 30, 2010 increased $55 thousand and $134 thousand, respectively, compared to the same prior year periods. The second quarter increase is primarily the result of an increase in equipment maintenance expense while the year to date increase was due to an increase in equipment rental expense.

Professional fees, which include consulting, audit and legal fees, increased $109 thousand for the three months ended June 30, 2010 compared to the same period of 2009 and increased $100 thousand when compared on a year to date basis to the prior year period. Consulting expense during the second quarter increased $19 thousand and, on a year to date basis, consulting expense increased $12 thousand in 2010 when compared to the same period in 2009. Audit and accounting fees in the second quarter of 2010 remained the same as audit fees incurred during the second quarter of 2009 and for the six-month period ended June 30, 2010 audit fees decreased $15 thousand over the prior year six-month period. Legal expense during the second quarter increased $89 thousand and, on a year to date basis, legal expense increased $104 thousand in 2010 when compared to the same period in 2009.

FDIC deposit insurance expenses decreased $310 thousand for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. For the six-month period ended June 30, 2010, FDIC deposit insurance expense decreased $232 thousand over the six-month period ended June 30, 2009. Of the decrease for both the three-month and six-month periods, $400 thousand is related to the accrual during the second quarter of 2009 for the special assessment that was levied on all banks by the FDIC.

Income Taxes

Income tax expense for the three months ended June 30, 2010 and 2009 was $246 thousand and $150 thousand, respectively, resulting in effective tax rates of 20.4% and 15.8%, respectively. For the six-month period ending June 30, 2010, tax expense was $184 thousand compared to $650 thousand for the same period of 2009, which resulted in effective tax rates of 11.3% and 24.0%, respectively. The decreased effective tax rate in 2010 is principally due to a larger percentage of tax exempt income to taxable income during the 2010 period. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $921.8 million at June 30, 2010, $888.7 million at December 31, 2009 and $877.5 million at June 30, 2009. Deposit growth funded our year-over-year asset growth. For the twelve months ended June 30, 2010, we grew our loans $3.6 million or 0.6% while our deposits grew by approximately $89.0 million or 12.7%. Year-over-year, our earning assets grew by $46.6 million primarily through additions to our available-for-sale investment securities portfolio. For the six months ended June 30, 2010, our loans outstanding decreased $7.7 million and deposits increased by $37.7 million.

Loans

As of June 30, 2010, total loans had decreased to $570.2 million, down 1.3% from total loans of $577.8 million at December 31, 2009 and up 0.6% from total loans of $566.6 million at June 30, 2009. The decline in loans for the six months ending June 30, 2010 can be attributed to continued weak economic conditions.

Asset Quality

At June 30, 2010, our allowance for loan losses as a percentage of loans was 1.83%, down from 1.96% at March 31, 2010 and up from 1.68% at December 31, 2009. The decrease from March 31, 2010 is the result of a modification to our assumptions for general reserve loss allocations. Beginning in the second quarter of 2010 we began using the actual historical loss data for our loan portfolio for developing the general reserve portion of the loan loss model assumptions. Previously we had used a more industry wide assumption application in determining this portion of the reserve calculation. Due to our actual loan loss history the model modified the required reserve for this portion of the portfolio reserve, which resulted in a slight reduction in total reserves to outstanding loans for the quarter. The increase from December 31, 2009 in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio in total through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

Historical loss calculations for each homogeneous risk group are based on a three-year average loss ratio calculation with the most recent quarter’s loss history included in the model. The impact is to more quickly recognize and increase the loss history in a respective grouping. For those groups with little or no loss history, management increases the historical factor through a positive adjustment to more accurately represent current economic conditions and their potential impact on that particular loan group.

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

Net charge-offs for the first six months of 2010 totaled $4.0 million compared to net charge-offs of $2.9 million during the first six months of 2009. The provision for loan losses charged to operations for the six months ended June 30, 2010 and 2009 was $4.8 million and $2.8 million, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009.

Analysis of Changes in Allowance for Loan Losses

	For the six months Ended June 30,
	2010	2009
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$570,174	$566,601
Average loans outstanding-gross	$578,071	$551,874

Allowance for loan losses at beginning of period	$9,725	$5,931

Loans charged off:
Real estate	(3,093)	(2,842)
Installment loans	(26)	(13)
Credit cards and related plans	—	—
Demand deposit overdraft program	(97)	(113)
Commercial and all other loans	(900)	(65)

Total charge-offs	(4,116)	(3,033)

Recoveries of loans previously charged off:
Real estate	16	—
Installment loans	2	5
Credit cards and related plans	1	—
Demand deposit overdraft program	53	66
Commercial and all other loans	1	68

Total recoveries	73	139

Net charge offs	(4,043)	(2,894)

Provision for loan losses	4,780	2,750

Allowance for loan losses at end of period	$10,462	$5,787

	For the six months Ended June 30,
	2010	2009
Ratios
Annualized net charge offs to average loans during the period	1.40%	1.05%
Allowance for loan losses to loans at period end	1.83%	1.02%
Allowance for loan losses to nonperforming loans at period end	54%	56%
Allowance for loan losses to impaired loans at period end	36.1%	28.3%

The ratio of annualized net charge-offs to average loans increased to 1.40% at June 30, 2010 from 1.05% at June 30, 2009 mainly due to an increase in commercial related charge-offs. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 1.83% at June 30, 2010 from 1.02% at June 30, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans decreased slightly to 54% as of June 30, 2010 compared to 56% as of June 30, 2009.

Construction, land and development (“CLD”) loans make up 17.3% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Bank. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Balances at June 30, 2010	$98,610	17.3%	$471,564	82.7%	$570,174
Impaired loans	14,311	49.4%	14,656	50.6%	28,967
Allocated Reserves	4,794	51.7%	4,485	48.3%	9,279
YTD Net Charge-offs	1,697	42.0%	2,346	58.0%	4,043
Nonperforming loans (NPL)	13,283	69.1%	5,940	30.9%	19,223
NPL as % of loans	13.5%		1.3%		3.4%

While balances of CLD loans make up 17.3% of the Bank’s loan portfolio at June 30, 2010, they represent 49.4% and 42.0% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 69.1% of the Bank’s nonperforming loans and 51.7% of the Bank’s allocated reserves are allocated to CLD loans.

Nonperforming Assets

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

	June 30, 2010	December 31, 2009

	(Dollars in thousands)

Non-accrual loans	$16,119	$13,343

Restructured loans	3,104	1,353

Other real estate owned & repossessions	4,644	5,443

Total	$23,867	$20,139

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $23.9 million and $20.1 million, or 4.19% and 3.49% of loans outstanding at June 30, 2010 and December 31, 2009, respectively. On June 30, 2010, our nonperforming loans (consisting of nonaccruing, and restructured loans) amounted to approximately $19.2 million compared to $14.7 million as of December 31, 2009. We had $4.6 million in other real estate owned and repossessions at June 30, 2010 compared to $5.4 million at December 31, 2009.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At June 30, 2010, we had loans totaling $29.0 million (which includes $19.2 million in nonperforming loans) which were considered to be impaired compared to $23.9 million at December 31, 2009. As discussed in Asset Quality, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal.

The following table sets forth the number and volume of loans considered impaired and their associated reserve allocation, if any, at June 30, 2010.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)

Non-accrual loans	40	$16.1	$1.4
Restructured loans	5	3.1	0.8

Total nonperforming loans	45	$19.2	$2.2

Other impaired loans with allocated reserves	11	3.6	0.9
Impaired loans without allocated reserves	16	6.2	—

Total impaired loans	72	$29.0	$3.1

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

Our investment securities totaled $268.1 million at June 30, 2010, $239.3 million at December 31, 2009 and $232.5 million at June 30, 2009. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At June 30, 2010, the securities portfolio had unrealized net gains of approximately $3.0 million, net of tax, which are reported in accumulated other comprehensive income on the consolidated statement of shareholders’ equity. Our securities portfolio at June 30, 2010 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of June 30, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of June 30, 2010 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$77,785	$79,163
Federal Home Loan Mortgage Corporation	34,003	34,450
Federal Home Loan Banks	17,307	17,891
Government National Mortgage Association	27,221	27,620
Federal Farm Credit Banks	7,768	8,122
Small Business Administration	44,399	44,739

At June 30, 2010, we held $8.8 million in bank owned life insurance, compared to $8.7 million and $8.5 million at December 31, 2009 and June 30, 2009, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $792.5 million as of June 30, 2010 compared to deposits of $754.7 million at December 31, 2009 and up 12.7% compared to deposits of $703.5 million at June 30, 2009. We attribute our deposit growth during the twelve months ended June 30, 2010 to an increase in public funds in money market accounts and an increase in noninterest bearing demand accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $22.4 million at June 30, 2010, compared to $22.9 million on December 31, 2009, a net decrease of $0.5 million.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of June 30, 2010.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
June 17 2010	Fixed rate	10,000	1 month	0.19	July 16, 2010
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013

	Total Borrowings:	$ 31,000	Composite rate:	2.25%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $14.5 million on June 30, 2010, compared to $21.0 million FHLB advances on both December 31, 2009 and June 30, 2009. The decrease of $6.5 million in long-term FHLB advances as of June 30, 2010, is the result of an FHLB advance being reclassified to short-term borrowing because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $184.4 million, $177.7 million and $175.5 million of advances from the FHLB at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. At June 30, 2010, we had outstanding FHLB advances totaling $31.0 million compared to $41.0 million and $70.0 million at December 31, 2009 and June 30, 2009, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2010, December 31, 2009 and June 30, 2009 we owned 51,160 shares of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $41.0 million available to us at June 30, 2010 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2010, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the six months ended June 30, 2010 totaled $3.9 million, compared to net cash provided by operations of $3.2 million for the same period in 2009. Net cash used in investing activities decreased to $21.8 million for the six months ended June 30, 2010, as compared to $83.1 million for the same period in 2009. Net cash provided by financing activities was $29.5 million for the first half of 2010, compared to net cash provided of $88.3 million for the same period in 2009. Cash and cash equivalents at June 30, 2010 were $29.5 million compared to $25.2 million at June 30, 2009.

Capital Resources

Shareholders’ Equity

As of June 30, 2010, our total shareholders’ equity was $86.9 million (consisting of common shareholders’ equity of $69.7 million and preferred stock of $17.2 million) compared with total shareholders’ equity of $84.4 million as of December 31, 2009 (consisting of common shareholders’ equity of $67.3 million and preferred stock of $17.1 million). Common shareholders’ equity increased by approximately $2.4 million to $69.7 million at June 30, 2010 from $67.3 million at December 31, 2009. We generated net income of $1.4 million, experienced an increase in net unrealized gains on available-for-sale securities of $1.9 million and recognized stock based compensation of $20 thousand on incentive stock awards. We declared cash dividends of $399 thousand on our common shares or $0.14 per share during the first half of 2010 and dividends and accretion of discount of $530 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of June 30, 2010, we and the Bank met all capital adequacy requirements to which we are subject.

As of June 30, 2010, we experienced a decrease in our capital ratios when compared to the period ending June 30, 2009. This decrease is primarily due to an increase in risk weighted assets. Ratios were relatively flat when compared to December 31, 2009.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio		Minimum required for capital adequacy purposes Ratio		Our Ratio	Bank’s Ratio
As of June 30, 2010:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.26%	7.25%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.78	10.01

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.03	11.26

As of December 31, 2009:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.59%	7.53%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.77	10.03

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.02	11.28

As of June 30, 2009:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.76%	7.71%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	13.20	10.43

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.09	11.33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2010, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions (those with $10 billion or less in assets) will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

In addition to the risk factor mentioned above and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ECB BANCORP, INC.
(Registrant)

Date: August 12, 2010
	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: August 12, 2010	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)