Form 10-Q
period 2010-09-30
ECB BANCORP INC
filed 2010-11-12
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 5, 2010, there were 2,849,841 outstanding shares of Registrant’s common stock.

This Form 10-Q has 45 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$8,666	$9,076
Interest bearing deposits	20	870
Overnight investments	31,720	7,865

Total cash and cash equivalents	40,406	17,811

Investment securities
Available-for-sale, at market value (cost of $258,148 and $237,594 at September 30, 2010 and December 31, 2009, respectively)	263,946	239,332

Loans held for sale	2,103	—

Loans	575,003	577,791
Allowance for loan losses	(13,187)	(9,725)

Loans, net	561,816	568,066

Real estate and repossessions acquired in settlement of loans, net	5,253	5,443
Federal Home Loan Bank common stock, at cost	4,749	5,116
Bank premises and equipment, net	25,897	25,329
Accrued interest receivable	5,176	4,967
Bank owned life insurance	8,880	8,657
Other assets	13,983	13,999

Total	$932,209	$888,720

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$105,628	$93,492
Demand, interest bearing	215,346	141,956
Savings	25,972	19,595
Time	443,646	499,687

Total deposits	790,592	754,730

Accrued interest payable	982	1,121
Short-term borrowings	13,534	22,910
Long-term obligations	34,500	21,000
Other liabilities	4,969	4,584

Total liabilities	844,577	804,345

Shareholders’ equity
Preferred stock, Series A	17,246	17,122
Common stock, par value $3.50 per share	9,974	9,968
Capital surplus	25,844	25,803
Warrant	878	878
Retained earnings	30,144	29,555
Accumulated other comprehensive income	3,546	1,049

Total shareholders’ equity	87,632	84,375

Total	$932,209	$888,720

Common shares outstanding	2,849,841	2,847,881
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Income Statements

For the three and nine months ended September 30, 2010 and 2009

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$7,640	$7,807	$23,062	$22,820
Interest on investment securities:
Interest exempt from federal income taxes	385	354	1,337	1,005
Taxable interest income	1,949	2,122	5,519	6,959
Dividend income	6	37	40	67
Other interest income	2	—	9	3

Total interest income	9,982	10,320	29,967	30,854

Interest expense:
Deposits:
Demand accounts	406	224	1,045	609
Savings	25	12	52	34
Time	2,347	2,742	7,248	9,510
Short-term borrowings	66	95	183	403
Long-term obligations	161	171	434	538
Other interest expense	—	—	—	30

Total interest expense	3,005	3,244	8,962	11,124

Net interest income	6,977	7,076	21,005	19,730
Provision for loan losses	3,863	2,675	8,643	5,425

Net interest income after provision for loan losses	3,114	4,401	12,362	14,305

Noninterest income:
Service charges on deposit accounts	842	932	2,558	2,724
Other service charges and fees	470	330	1,168	947
Mortgage origination brokerage fees	351	153	856	680
Net gain on sale of securities	2,030	444	3,471	1,032
Income from bank owned life insurance	75	82	223	246
Other operating income	32	(15)	58	(4)

Total noninterest income	3,800	1,926	8,334	5,625

Noninterest expenses:
Salaries	2,548	2,061	7,193	6,135
Retirement and other employee benefits	740	416	2,182	1,869
Occupancy	480	474	1,384	1,403
Equipment	589	465	1,542	1,284
Professional fees	187	123	686	522
Supplies	45	53	165	164
Telephone	147	168	487	458
FDIC insurance	355	306	1,033	1,216
Other outside services	123	98	351	338
Net cost of real estate and repossessions acquired in settlement of loans	112	1,081	493	1,187
Other operating expenses	1,053	890	3,017	2,459

Total noninterest expenses	6,379	6,135	18,533	17,035

Income before income taxes	535	192	2,163	2,895
Income tax expense (benefit)	(5)	(154)	179	496

Net income	540	346	1,984	2,399

Preferred stock dividends	225	224	673	630
Accretion of discount	42	39	124	108

Income available to common shareholders	$273	$83	$1,187	$1,661

Net income per share - basic	$0.10	$0.03	$0.42	$0.58

Net income per share - diluted	$0.10	$0.03	$0.42	$0.58

Weighted average shares outstanding - basic	2,849,841	2,845,343	2,849,511	2,843,962

Weighted average shares outstanding - diluted	2,849,841	2,847,053	2,849,554	2,845,630

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2010 and 2009

(Dollars in thousands, except per share data)

	Preferred stock, Series A	Common Stock		Common stock warrant	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total

		Number	Amount
Balance January 1, 2009	$—	2,844,489	$9,956	—	$25,707	$31,026	$1,254		$67,943

Unrealized loss, net of income tax expense of $1,080							1,726	$1,726	1,726

Net income						2,399		2,399	2,399

Total comprehensive income								$4,125

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	17,067								17,067

Issuance of common stock warrants in connection with Capital Purchase Program				882					882

Costs associated with issuance of preferred stock and common warrants	(95)			(4)					(99)

Stock based compensation					50				50

Stock options exercised		1,892	7		16				23

Issuance of restricted stock		1,500	5		19				24

Preferred stock accretion	108					(108)			—

Cash dividends on preferred stock						(521)			(521)

Cash dividends ($0.5475 per share)						(1,558)			(1,558)

Balance September 30, 2009	$17,080	2,847,881	$9,968	$878	$25,792	$31,238	$2,980		$87,936

	Preferred stock, Series A			Common stock warrant	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Common Stock
		Number	Amount
Balance January 1, 2010	$17,122	2,847,881	$9,968	$878	$25,803	$29,555	$1,049		$84,375

Unrealized gain, net of income tax expense of $ 1,563							2,497	$2,497	2,497

Net income						1,984		1,984	1,984

Total comprehensive income								$4,481

Stock based compensation					28				28

Stock options exercised		1,960	6		13				19

Preferred stock accretion	124					(124)			—

Cash dividends on preferred stock						(673)			(673)

Cash dividends ($0.21 per share)						(598)			(598)

Balance September 30, 2010	$17,246	2,849,841	$9,974	$878	$25,844	$30,144	$3,546		$87,632

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009

(Dollar amounts in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,984	$2,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	999	1,022
Amortization of premium on investment securities, net	1,284	725
Provision for loan losses	8,643	5,425
Gain on sale of securities	(3,471)	(1,032)
Stock based compensation	28	74
Impairment on equity investment	—	37
Increase in accrued interest receivable	(209)	(419)
Loss on disposal of premises and equipment	—	15
Loss on sale of real estate and repossessions acquired in settlement of loans	478	1,052
Income from Bank owned life insurance	(223)	(246)
Origination of loans held for sale	(18,485)	—
Proceeds from sale of loans held for sale	16,382	—
Decrease (increase) in other assets	266	(1,412)
Decrease in accrued interest payable	(139)	(1,423)
Decrease in other liabilities, net	(859)	(1,092)

Net cash provided by operating activities	6,678	5,125

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	96,858	67,850
Proceeds from maturities of investment securities classified as available-for-sale	36,981	45,508
Purchases of investment securities classified as available-for-sale	(152,456)	(142,553)
Redemption (purchase) of Federal Home Loan Bank common stock	367	(1,257)
Proceeds from disposal of premises and equipment	—	11
Purchases of premises and equipment	(1,169)	(711)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	2,357	1,297
Net loan originations	(5,436)	(43,221)

Net cash (used) by investing activities	(22,498)	(73,076)

Cash flows from financing activities:
Net increase in deposits	35,862	67,481
Net increase (decrease) in borrowings	4,124	(15,727)
Dividends paid to common shareholders	(917)	(1,558)
Dividends paid on preferred stock	(673)	(521)
Net proceeds from issuance of common stock	19	23
Net proceeds from issuance of preferred stock	—	17,850
Repurchase of common stock	—	—

Net cash provided by financing activities	38,415	67,548

Increase (decrease) in cash and cash equivalents	22,595	(403)
Cash and cash equivalents at beginning of period	17,811	16,799

Cash and cash equivalents at end of period	$40,406	$16,396

Cash paid during the period:
Interest	$9,101	$12,547
Taxes	746	2,583
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$199	$519
Unrealized gains on available-for-sale securities, net of deferred taxes	2,497	1,726
Transfer from loans to real estate and repossessions acquired in settlement of loans	3,043	916
Transfer from long-term to short-term borrowings	6,500	5,000
Payable, settlement for securities purchased	—	53,000
Transfer from investments to other assets	250	—
Transfer from real estate and repossessions acquired in settlement of loans to bank premises and equipment	398	—

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim consolidated financial statements. Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

ECB announced on August 12, 2010, that it has signed an extensive agreement with InfoTech Alliance Bank Services to implement the FIS integrated HORIZON banking system. HORIZON is a highly flexible core banking solution featuring open architecture and advanced technology that involves minimal risk and disruption to business operations and customers.

InfoTech Alliance currently provides item processing services for ECB. After conducting a complete evaluation of its core systems, the Bank decided to extend its relationship with InfoTech Alliance to include HORIZON core account processing services and a host of other integrated technology solutions.

As a result of this decision, it has been determined that several existing multi year support and maintenance agreements with current vendors will be terminated early resulting in early termination fees that will be expensed once contract termination agreements have been entered into with the current third party service providers. While the exact dollar amount of these fees have not been agreed upon by both parties at this time, it is expected to range from $1.1 million to $1.3 million.

Although this termination expense will be recognized in the fourth quarter 2010, our agreement with Info Tech Alliance includes discounts to their standard fees for services that will begin in May of 2011 when the conversion is implemented. These discounted fees for their services will occur and be recognized over the entire length of the contract with estimated total savings representing approximately $1.3 million.

(2) Net Income Per Share

Basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the nine- or three-month periods ended September 30, 2010 and September 30, 2009.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. For the nine months ended September 30, 2010 and 2009, diluted weighted average shares outstanding increased by 43 and 1,668, respectively, due to the dilutive impact of options. Stock options had no impact on diluted weighted average shares for the three months ended September 30, 2010. Stock options increased diluted weighted average shares by 1,710 for the three months ended September 30, 2009. There were 28,513 and 53,675 anti-dilutive (not in the money) options outstanding for the nine months ended September 30, 2010 and 2009, respectively. There were 28,513 and 53,675 anti-dilutive (not in the money) options outstanding for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009 the warrant, consisting of 144,984 shares issued to the U.S. Treasury Department was not included in the computation of net income per share for either the nine or three-month period because its exercise price exceeded the market price of the Company’s stock on that date.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the nine months ended September 30.

	Nine months ended September 30, 2010 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income	$1,187	2,849,511	$0.42

Effect of dilutive securities	—	43

Diluted net income	$1,187	2,849,554	$0.42

	Nine months ended September 30, 2009 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income	$1,661	2,843,962	$0.58

Effect of dilutive securities	—	1,668

Diluted net income	$1,661	2,845,630	$0.58

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended September 30.

	Three months ended September 30, 2010 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income	$273	2,849,841	$0.10

Effect of dilutive securities	—	—

Diluted net income	$273	2,849,841	$0.10

	Three months ended September 30, 2009 (Dollars in thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income	$83	2,845,343	$0.03

Effect of dilutive securities	—	1,710

Diluted net income	$83	2,847,053	$0.03

(3) Stock Compensation Plan

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the “Plan”) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Stock based compensation is accounted for in accordance with FASB ASC Topic 718. Compensation cost charged to income was approximately $28 thousand and $74 thousand for the nine months ended September 30, 2010 and 2009, respectively. Compensation cost charged to income was approximately $8 thousand and $35 thousand for the three months ended September 30, 2010 and 2009, respectively. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

The weighted-average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values are based on estimates at the date of grant. There were no options granted during the nine-month period ending September 30, 2010 and September 30, 2009.

A summary of option activity under the Plan as of September 30, 2010, and changes during the nine-month period ended September 30, 2010 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

	(Dollars in thousands, except per share data)

Outstanding at December 31, 2009	57,335	$28.31

Granted	—	$—

Forfeited	—	$—

Expired	26,862	$30.04

Exercised	1,960	$10.00

Outstanding at September 30, 2010	28,513	$27.94	5.73 years	$—

Exercisable at September 30, 2010	15,149	$27.69	4.77 years	$—

1,960 options were exercised during the first nine months of 2010. Cash received for options exercised in 2010 was $19 thousand with an intrinsic value of $3 thousand. There were 1,892 shares exercised during the nine-month period ended September 30, 2009. The intrinsic value of options exercised during the nine months ended September 30, 2009 was $9 thousand and $23 thousand was received for options exercised. There were 26,862 options that expired in 2010.

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

There were no shares of non-vested restricted stock as of September 30, 2010 or December 31, 2009.

Unrecognized Compensation Cost

Anticipated total unrecognized compensation cost related to outstanding non-vested stock options will be recognized over the following periods:

Stock Options

(Dollars in thousands)

October 1 – December 31, 2010	$7

2011	21

2012	8

2013	2

Total	$38

(4) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the nine- and three-month periods ended September 30, 2010 and 2009 includes the following components.

	Nine months ended September 30, (Dollars in thousands)
	2010	2009
Components of net periodic cost:
Service cost	$3	$3
Interest cost	32	36
Prior service cost	(6)	(6)

Net periodic postretirement benefit cost	$29	$33

	Three months ended September 30, (Dollars in thousands)
	2010	2009
Components of net periodic cost:
Service cost	$1	$1
Interest cost	11	12
Prior service cost	(2)	(2)

Net periodic postretirement benefit cost	$10	$11

The Company expects to contribute $38 thousand to its postretirement benefit plan in 2010. No contributions were made in the first nine months of 2010. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2009.

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)

Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$23,539	$1,255	$—	$24,794

Obligations of states and political subdivisions	21,685	1,226	—	22,911

Mortgage-backed securities	150,625	2,625	(174)	153,076

SBA backed securities	46,324	842	(3)	47,163

Corporate Bonds	15,975	226	(199)	16,002

	$258,148	$6,174	$(376)	$263,946

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)

Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$36,141	$69	$(367)	$35,843

Obligations of states and political subdivisions	45,242	997	(217)	46,022

Mortgage-backed securities	116,829	1,844	(537)	118,136

SBA backed securities	32,338	359	(32)	32,665

Corporate Bonds	6,044	—	(184)	5,860

Equity securities	1,000	—	(194)	806

	$237,594	$3,269	$(1,531)	$239,332

Gross realized gains and losses on sales of securities for the three- and nine-month periods ended September 30, 2010 and September 30, 2009 were as follows:

	Nine months ended September 30, (Dollars in thousands)

	2010	2009

Gross realized gains	$3,519	$1,045

Gross realized losses	(48)	(13)

Net realized gains	$3,471	$1,032

	Three months ended September 30, (Dollars in thousands)

	2010	2009
Gross realized gains	$2,062	$444

Gross realized losses	(32)	(0)

Net realized gains	$2,030	$444

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following table sets forth the amount of unrealized losses (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other than temporarily impaired. The table is segregated into investments that have been in continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for more than 12 months, as of September 30, 2010 and December 31, 2009:

September 30, 2010

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)

Mortgage-backed securities	$23,736	$174	$—	$—	$23,736	$174

SBA backed securities	905	3	—	—	905	3

Corporate bonds	—	—	1,801	199	1,801	199

Total	$24,641	$177	$1,801	$199	$26,442	$376

December 31, 2009

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)

Government-sponsored enterprises and FFCB bonds	$18,431	$367	$—	$—	$18,431	$367

Obligations of states and political subdivisions	7,315	96	3,118	121	10,433	217

Mortgage-backed securities	46,771	536	102	1	46,873	537

SBA backed securities	9,688	32	—	—	9,688	32

Corporate bonds	3,354	154	2,505	30	5,859	184

Equity securities	—	—	806	194	806	194

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Total	$85,559	$1,185	$6,531	$346	$92,090	$1,531

As of September 30, 2010 and December 31, 2009, management concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above, except for equity securities, are on debt securities that have contractual maturity dates and are primarily related to market interest rates. Municipal losses as of December 31, 2009 were also related to lack of liquidity and demand in the general investment market. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At September 30, 2010 and December 31, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $4.7 million and $5.1 million, respectively. The FHLB paid a dividend for the second quarter of 2010 with an annualized rate of 0.44%. The dividend rate was equal to average three month LIBOR for the period of April 1, 2010 to June 30, 2010, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2010 or December 31, 2009. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2010 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value

	(Dollars in thousands)

Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$2,480	$2,489

Due in five through ten years	18,955	20,040

Due after ten years	2,104	2,265

Obligations of states and political subdivisions:

Due in one year or less	977	994

Due in one through five years	3,878	4,096

Due in five through ten years	9,294	9,827

Due after ten years	7,536	7,994

Mortgage-backed securities:

Due in five through ten years	4,811	5,097

Due after ten years	145,814	147,979

	Amortized Cost	Fair Value

SBA backed securities:

Due in five through ten years	8,157	8,232

Due after ten years	38,167	38,931

Corporate Bonds:

Due in one through five years	6,084	6,128

Due in five through ten years	9,891	9,874

Total securities	$258,148	$263,946

Securities with an amortized cost of $162.7 million at September 30, 2010 are pledged as collateral. Of this total, amortized cost of $29.4 million and fair value of $29.8 million are pledged as collateral for FHLB advances.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2009 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value

	(Dollars in thousands)

Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$7,152	$7,166

Due in five through ten years	20,610	20,392

Due after ten years	8,379	8,285

Obligations of states and political subdivisions:

Due in one year or less	870	876

Due in one through five years	7,006	7,343

Due in five through ten years	17,997	18,448

Due after ten years	19,369	19,355

Mortgage-backed securities:

Due in five through ten years	7,942	8,296

Due after ten years	108,887	109,840

SBA backed securities:

Due in five through ten years	6,505	6,506

Due after ten years	25,833	26,159

Corporate Bonds:

Due in five through ten years	6,044	5,860

	Amortized Cost	Fair Value

Equity securities:	1,000	806

Total securities	$237,594	$239,332

Securities with an amortized cost of $142.4 million at December 31, 2009 were pledged as collateral. Of this total, amortized cost of $55.6 million and fair value of $56.6 million were pledged as collateral for FHLB advances.

(6) Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$540	$346	$1,984	$2,399

Other comprehensive income:

Unrealized gains arising during the period	2,990	4,483	7,531	3,837

Tax expense	(1,150)	(1,727)	(2,899)	(1,478)

Reclassification to realized gains	(2,030)	(444)	(3,471)	(1,032)

Tax expense	780	173	1,336	399

Other comprehensive income	590	2,485	2,497	1,726

Total comprehensive income	$1,130	$2,831	$4,481	$4,125

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)

Financial assets:

Cash and cash equivalents	$40,406	$40,406	$17,811	$17,811

Investment securities	263,946	263,946	239,332	239,332

FHLB stock	4,749	4,749	5,116	5,116

Accrued interest receivable	5,176	5,176	4,967	4,967

Net loans	561,816	557,939	568,066	565,178

Loans held for sale	2,103	2,103	—	—

Financial liabilities:

Deposits	$790,592	$794,486	$754,730	$759,647

Short-term borrowings	13,534	13,534	22,910	22,910

Accrued interest payable	982	982	1,121	1,121

Long-term obligations	34,500	35,721	21,000	21,210

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, the majority of impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

September 30, 2010	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)

Investment Securities Available-for-Sale

Government-sponsored enterprises and FFCB bonds	$24,794	$—	$24,794	$—

Obligations of states and political subdivisions	22,911	—	22,911	—

Mortgage-backed securities	153,076	—	153,076	—

SBA backed securities	47,163	42,883	4,280	—

Corporate bonds	16,002	—	14,201	1,801

Total Securities	$263,946	$42,883	$219,262	$1,801

Total assets at fair value	$263,946	$42,883	$219,262	$1,801

December 31, 2009	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
Investment Securities Available-for-Sale

Government-sponsored enterprises and FFCB bonds	$35,843	$8,626	$24,737	$2,480

Obligations of states and political subdivisions	46,022	4,506	41,516	—

Mortgage-backed securities	118,136	9,361	108,775	—

SBA backed securities	32,665	26,363	6,302	—

Corporate bonds	5,860	—	3,989	1,871

Equity securities	806	806	—	—

Total Securities	$239,332	$49,662	$185,319	$4,351

Total assets at fair value	$239,332	$49,662	$185,319	$4,351

Assets recorded at fair value on a nonrecurring basis

September 30, 2010	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)

Impaired Loans

Real estate—construction and land development	$8,990	$—	$6,558	$2,432

Real estate—commercial, residential and other	4,676	—	4,113	563

Commercial and all other loans	67	—	—	67

Total impaired loans	$13,733	$—	$10,671	$3,062

Real estate and repossessions acquired in settlement of loans

Total real estate and repossessions acquired in settlement of loans	$5,253	$—	$1,644	$3,609

Total assets at fair value	$18,986	$—	$12,315	$6,671

December 31, 2009 (Dollars in thousands)	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)

Impaired Loans

Real estate—construction and land development	$6,882	$—	$5,510	$1,372

Real estate—commercial, residential and other	3,389	—	2,205	1,184

Commercial and all other loans	2,304	—	—	2,304

Total impaired loans	$12,575	$—	$7,715	$4,860

Real estate and repossessions acquired in settlement of loans

Real estate and repossessions acquired in settlement of loans	$5,438	$606	$1,657	$3,175

Total assets at fair value	$18,013	$606	$9,372	$8,035

As of September 30, 2010 there were $14.7 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2009. The bonds were transferred from Level 1 to Level 2 during the first nine months of 2010 because the December 31, 2009 pricing was based on the Company’s actual trades for the securities at initial purchase while the September 30, 2010 pricing was through a pricing system. The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Available-for Sale Debt Securities

	(Dollars in thousands)

Balance, December 31, 2009	$2,480	$1,871	$4,351

Total gains or losses (realized/unrealized):

Included in earnings	—	—	—

Included in other comprehensive income	—	(70)	(70)

Purchases, issuances, and settlements	—	—	—

Transfers in to/out of Level 3	(2,480)	—	(2,480)

Balance, September 30, 2010	$—	$1,801	$1,801

	Obligations of states and political subdivisions	Mortgage- backed securities	Corporate Bonds	Available-for Sale Debt Securities

	(Dollars in thousands)

Balance, December 31, 2008	$698	$8,374	$2,000	$11,072

Total gains or losses (realized/unrealized):

Included in earnings	—	—	—	—

Included in other comprehensive income	—	—	(162)	(162)

Purchases, issuances, and settlements	—	—	—	—

Transfers in to/out of Level 3	(698)	(8,374)	—	(9,072)

Balance, September 30, 2009	$—	$—	$1,838	$1,838

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

As of September 30, 2010, we had consolidated assets of approximately $932.2 million, total loans of approximately $575.0 million, total deposits of approximately $790.6 million and shareholders’ equity of approximately $87.6 million. For the three months ended September 30, 2010, we had income available to common shareholders of $273 thousand or $0.10 basic and diluted earnings per share, compared to income available to common shareholders of $83 thousand or $0.03 basic and diluted earnings per share for the three months ended September 30, 2009. For the nine months ended September 30, 2010, we had income available to common shareholders of $1.2 million or $0.42 basic and diluted earnings per share, compared to income available to common shareholders of $1.7 million or $0.58 basic and diluted earnings per share for the nine months ended September 30, 2009.

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

Comparison of the Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2010 and 2009

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2010 as compared to the same periods in 2009.

Condensed Consolidated Statements of Income

	For the Three Months Ended September 30, 2010	Changes from the Prior Year		For the Nine Months Ended September 30, 2010	Changes from the Prior Year

		Amount	%		Amount	%
	(Dollars in thousands)
Total interest income	$9,982	$(338)	(3.3)	$29,967	$(887)	(2.9)
Total interest expense	3,005	(239)	(7.4)	8,962	(2,162)	(19.4)

Net interest income	6,977	(99)	(1.4)	21,005	1,275	6.5
Provision for loan losses	3,863	1,188	44.4	8,643	3,218	59.3

Net interest income after
Provision for loan losses	3,114	(1,287)	(29.2)	12,362	(1,943)	(13.6)

Noninterest income	3,800	1,874	97.3	8,334	2,709	48.2
Noninterest expense	6,379	244	4.0	18,533	1,498	8.8

Income before income taxes	535	343	178.6	2,163	(732)	(25.3)
Income tax provision	(5)	149	96.7	179	(317)	(63.9)

Net income	540	194	56.1	1,984	(415)	(17.3)

Preferred stock dividend and accretion of discount	267	4	1.5	797	59	8.0

Net income available to common shareholders	$273	$190	228.9	$1,187	$(474)	(28.5)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2010 was $7.0 million, a decrease of $99 thousand or 1.4% when compared to net interest income of $7.1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net interest income was $21.0 million, an increase of $1.3 million or 6.5% when compared to net interest income of $19.7 million for the period in 2009.

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

Interest income decreased $338 thousand or 3.3% for the three months ended September 30, 2010 compared to the same three months of 2009. Interest income decreased $887 thousand or 2.9% for the nine months ended September 30, 2010 compared to the same nine months in 2009. The decreases for the three and nine months ended September 30, 2010 are due to the decrease in the rates earned on our average earning assets which were partially offset by increases in the volume of these earning assets. The tax equivalent yield on average earning assets decreased 50 basis points for the quarter ended September 30, 2010 to 4.69% from 5.19% for the same period in 2009. For the first nine months of 2010, the yield on average earning assets, on a tax-equivalent basis, decreased 31 basis points to 4.89% compared to 5.20% at September 30, 2009. Management attributes the decrease in the yield on our earning assets to the continued low level of short-term market interest rates. Yields on our taxable securities decreased approximately 99 basis points for the first nine months of 2010 as compared to the same period last year as securities sold, called or matured have been replaced with lower yielding securities

Our average cost of funds during the third quarter of 2010 was 1.64%, a decrease of 26 basis points when compared to 1.90% for the third quarter of 2009. Average rates paid on bank certificates of deposit decreased 24 basis points from 2.31% for the quarter ended September 30, 2009 to 2.07% for the quarter ended September 30, 2010, while our average cost of borrowed funds increased 64 basis points during the third quarter of 2010 compared to the same period in 2009. Total interest expense decreased $239 thousand or 7.4% during the third quarter of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities. For the nine months ended September 30, 2010, our cost of funds was 1.68% a decrease of 50 basis points when compared to 2.18% for the same period in 2009. Average rates paid on bank certificates of deposit decreased 62 basis points from 2.70% to 2.08% for the first nine months of 2010, while our cost of borrowed funds increased 71 basis points compared to the same period a year ago. The increase in the average cost of borrowed funds for both the three- and nine- month periods is the result of a decrease in the volume of lower cost short term borrowings. Total interest expense decreased $2.2 million or 19.4% during the first nine months of 2010 compared to the same period in 2009, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $31.8 million for the first nine months of 2010 compared with the same period in 2009.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2010 was 3.31% compared to 3.58% in the third quarter of 2009 while our net interest spread decreased 24 basis points during the same period. For the nine months ended September 30, 2010, our net interest margin, on a tax-equivalent basis, was 3.46% compared to 3.36% in the first nine months of 2009 while our net interest spread increased 19 basis points.

Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended September 30, 2010 and 2009 were 84.5% and 84.2%, respectively. For the nine months ended September 30, 2010, average interest-bearing liabilities as a percentage of interest-earning assets were 85.2% compared to 84.7% for the nine months ended September 30, 2009.

Average Consolidated Balance Sheets and Net Interest Analysis on Fully Tax Equivalent Basis

For the three months ended September 30, 2010 and 2009

	Average Balance	2010 Yield/ Rate(5)	Income/ Expense	Average Balance	2009 Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$564,526	5.37%	$7,640	$563,923	5.49%	$7,807
Taxable securities	247,596	3.13%	1,955	189,796	4.51%	2,159
Non-taxable securities (2)	38,220	6.06%	583	37,044	5.74%	536
Other investments	10,013	0.08%	2	12,791	—%	—

Total interest- earning assets	860,355	4.69%	$10,180	803,554	5.19%	$10,502
Cash and due from banks	11,955			11,459

Bank premises and equipment, net	25,622			25,490
Other assets	27,433			24,672

Total assets	$925,365			$865,175

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$684,890	1.61%	$2,778	$606,512	1.95%	$2,978
Short-term borrowings	18,351	1.43%	66	49,343	0.76%	95
Long-term obligations	23,812	2.68%	161	21,000	3.23%	171

Total interest- bearing liabilities	727,052	1.64%	3,005	676,855	1.90%	3,244
Non-interest-bearing deposits	108,111			97,068
Other liabilities	1,792			4,014

Shareholders’ equity	88,410			87,238

Total liabilities and Shareholders’ equity	$925,365			$865,175

Net interest income and net interest margin (FTE) (3)		3.31%	$7,175		3.58%	$7,258

Interest rate spread (FTE) (4)		3.05%			3.29%

(1)	Average loans include non-accruing loans, net of allowance for loan losses, and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $198 thousand and $182 thousand for periods ended September 30, 2010 and 2009, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

For the nine months ended September 30, 2010 and 2009

	Average Balance	2010 Yield/ Rate(5)	Income/ Expense	Average Balance	2009 Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$566,824	5.44%	$23,062	$552,479	5.52%	$22,820
Taxable securities	213,564	3.48%	5,559	210,383	4.47%	7,026
Non-taxable securities (2)	44,461	6.09%	2,026	35,280	5.77%	1,523
Other investments	14,129	0.09%	9	8,024	0.05%	3

Total interest- earning assets	838,978	4.89%	$30,656	806,166	5.20%	$31,372
Cash and due from banks	11,395			10,538
Bank premises and equipment, net	25,321			25,528
Other assets	27,032			23,808

Total assets	$902,726			$866,040

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$677,946	1.65%	$8,345	$598,681	2.27%	$10,153
Short-term borrowings	17,113	1.43%	183	61,370	0.94%	433
Long-term obligations	19,384	2.99%	434	22,630	3.18%	538

Total interest- bearing liabilities	714,443	1.68%	8,962	682,681	2.18%	11,124
Non-interest-bearing deposits	101,202			88,959
Other liabilities	708			8,175
Shareholders’ equity	86, 373			86, 225

Total liabilities and Shareholders’ equity	$902,726			$866,040

Net interest income and net interest margin (FTE) (3)	3.46%	$21,694	3.36%	$20,248

Interest rate spread (FTE) (4)	3.21%		3.02%

(1)	Average loans include non-accruing loans, net of allowance for loan losses, and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $689 thousand and $518 thousand for periods ended September 30, 2010 and 2009, respectively.
(3)	Net interest margin is computed by dividing net interest income by total earning assets.
(4)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended September 30, 2010 and 2009

Increase (Decrease) in interest income and expense due to changes in:

	2010 compared to 2009
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$8	$(175)	$(167)
Taxable securities	557	(761)	(204)
Non-taxable securities (2)	17	30	47
Other investments	—	2	2

Interest income	582	(904)	(322)

Interest-bearing deposits	351	(551)	(200)
Short-term borrowings	(86)	57	(29)
Long-term obligations	21	(31)	(10)

Interest expense	286	(525)	(239)

Net interest income	$296	$(379)	$(83)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $198 thousand and $182 thousand for periods ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009

Increase (Decrease) in interest income and expense due to changes in:

	2010 compared to 2009
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$588	$(346)	$242
Taxable securities	95	(1,562)	(1,467)
Non-taxable securities (2)	407	96	503
Other investments	3	3	6

Interest income	1,093	(1,809)	(716)

Interest-bearing deposits	1,160	(2,968)	(1,808)
Short-term borrowings	(393)	143	(250)
Long-term obligations	(75)	(28)	(103)

Interest expense	692	(2,853)	(2,161)

Net interest income	$401	$1,044	$1,445

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $689 thousand and $518 thousand for periods ended September 30, 2010 and 2009, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three and nine months ended September 30, 2010 was $3.9 million and $8.6 million, respectively. The provision for loan losses charged to operations during the three and nine months ended September 30, 2009 was $2.7 million and $5.4 million, respectively. The increase reflects higher historical loss rates, additional impaired loans and management’s response to the current economic environment. The Bank had net charge-offs of $1.1 million for the quarter ended September 30, 2010 compared to net charge-offs of $663 thousand during the third quarter of 2009. For the nine-month periods ended September 30, 2010 and 2009, the Bank had net charge-offs of $5.2 million and $3.6 million, respectively.

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

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and nine-month periods ended September 30, 2010 and 2009.

	For the Three Months Ended September 30, 2010	Changes from the Prior Year		For the Nine Months Ended September 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)

Service charges on deposit accounts	$842	$(90)	(9.7)	$2,558	$(166)	(6.1)
Other service charges and fees	470	140	42.4	1,168	221	23.3
Mortgage origination brokerage fees	351	198	129.4	856	176	25.9
Net gain on sale of securities	2,030	1,586	357.2	3,471	2,439	236.3
Income from bank owned life insurance	75	(7)	(8.5)	223	(23)	(9.3)
Other operating income	32	47	(313.3)	58	62	NM

Total noninterest income	$3,800	$1,874	97.3	$8,334	$2,709	48.2

Noninterest income increased $1.9 million or 97.3% to $3.8 million for the third quarter of this year compared to $1.9 million for the same period in 2009. For the nine months ended September 30, 2010 noninterest income increased $2.7 million or 48.2% to $8.3 million compared to $5.6 million for the same period in 2009. The increase in noninterest income in the third quarter of 2010 is primarily due to an increase in gains on the sale of securities. The year to date increase in noninterest income is also the result of gains on the sale of securities of $3.5 million in the first nine months of 2010 compared to $1.0 million in the nine-month period ended September 30, 2009. Service charges on deposit accounts decreased $90 thousand and $166 thousand, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 mainly due to a decrease in overdraft protection fees. Other service charges and fees increased $140 thousand and $221 thousand, respectively for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The primary reason for the increase is that brokerage investment service fees were up during both periods. Mortgage loan origination brokerage fees increased $198 thousand compared to the previous year three-month period and $176 thousand for the nine months ended September 30, 2010 as compared to the same period in 2009. Other operating income increased $47 thousand for the three-month period ended September 30, 2010 as compared to the same period in 2009 mainly due to an increase of $36 thousand in SBIC income. Other operating income increased $62 thousand for the nine-month period ending September 30, 2010 due to a gain on mortgage loan commitments.

Noninterest Expense

Noninterest expense increased 4.0% and 8.8%, respectively for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2010 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30, 2010	Changes from the Prior Year		For the Nine Months Ended September 30, 2010	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,548	$487	23.6	$7,193	$1,058	17.2
Retirement and other employee benefits	740	324	77.9	2,182	313	16.7
Occupancy	480	6	1.3	1,384	(19)	(1.4)
Equipment	589	124	26.7	1,542	258	20.1
Professional fees	187	64	52.0	686	164	31.4
Supplies	45	(8)	(15.1)	165	1	0.6
Telephone	147	(21)	(12.5)	487	29	6.3
FDIC deposit insurance	355	49	16.0	1,033	(183)	(15.0)
Other outside Services	123	25	25.5	351	13	3.8
Net cost of real estate and repossessions acquired in settlement of loans	112	(969)	(89.6)	493	(694)	(58.5)
Other operating expenses	1,053	163	18.3	3,017	558	22.7

Total noninterest expenses	$6,379	$244	4.0	$18,533	$1,498	8.8

Salary expense for the three and nine months ended September 30, 2010 increased $487 thousand and $1.1 million, respectively, compared to the same prior year periods. The increase is primarily the result of additions made to senior management and other management positions during the past twelve months.

Employee related benefits expense for the three and nine months ended September 30, 2010 increased $324 thousand and $313 thousand, respectively, over the same prior year periods. The increase for the three months ended September 30, 2010 is primarily the result of $200 thousand in employee incentive that was reversed out of the prior year’s third quarter because certain goals set by the board under the Company’s incentive plan were not expected to be met. For the nine months ending September 30, 2010 the increase is mainly the result of increased supplemental retirement benefit expense. As of September 30, 2010, we had 236 full time equivalent employees and operated 24 full service banking offices and one mortgage loan origination office.

Equipment expense for the three and nine months ended September 30, 2010 increased $124 thousand and $258 thousand, respectively, compared to the same prior year periods. The three and nine month increase is primarily the result of an increase in equipment maintenance expense.

Professional fees, which include consulting, audit and legal fees, increased $64 thousand for the three months ended September 30, 2010 compared to the same period of 2009 and increased $164 thousand when compared on a year to date basis to the prior year period. Consulting expense during the third quarter increased $26 thousand and, on a year to date basis, consulting expense increased $37 thousand in 2010 when compared to the same periods in 2009. Audit expense during the third quarter decreased $13 thousand and, on a year to date basis, audit expense decreased $28 thousand in 2010 when compared to the same periods in 2009. Legal expense during the third quarter increased $51 thousand and, on a year to date basis, legal expense increased $131 thousand in 2010 when compared to the same period in 2009.

FDIC deposit insurance expenses increased $49 thousand for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the nine-month period ended September 30, 2010, FDIC deposit insurance expense decreased $183 thousand over the nine-month period ended September 30, 2009. The decrease for the nine-month period is related to the special assessment that was levied on all banks by the FDIC in 2009.

Income Taxes

Income tax benefit for the three months ended September 30, 2010 was $5 thousand compared to an income tax benefit of $154 thousand for the three months ended September 30, 2009, resulting in effective tax rates of (0.9)% and (80.2)%, respectively. The effective tax rates for the quarters ended September 30, 2010 and September 30, 2009 were negative principally due to a larger percentage of tax exempt income to taxable income during the periods. For the nine-month period ending September 30, 2010, tax expense was $179 thousand compared to $496 thousand for the same period of 2009, which resulted in effective tax rates of 8.3% and 17.1%, respectively. The effective tax rates in both years differ from the federal statutory rate of 34.0% primarily due to tax-exempt interest income.

Balance Sheet

Our total assets were $932.2 million at September 30, 2010, $888.7 million at December 31, 2009 and $858.7 million at September 30, 2009. Deposit growth primarily funded our year-over-year asset growth. For the twelve months ended September 30, 2010, we grew our loans $1.2 million or 0.2% while our deposits grew by approximately $94.0 million or 13.5%. Year-over-year, our earning assets grew by $77.5 million mainly through additions to our available-for-sale investment securities portfolio. For the nine months ended September 30, 2010, loans decreased by $2.8 million while deposits increased by $35.9 million.

Loans

As of September 30, 2010, total loans decreased to $575.0 million, down 0.5% from total loans of $577.8 million at December 31, 2009 and up 0.2% from total loans of $573.8 million at September 30, 2009. The decline in loans for the nine months ending September 30, 2010 can be attributed to continued weak economic conditions.

Asset Quality

At September 30, 2010, our allowance for loan losses as a percentage of loans was 2.29%, up from 1.68% at December 31, 2009. The increase from December 31, 2009 in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio in total through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Homogeneous loan groups are assigned risk factors based on their perceived loss potential, current economic conditions and on their respective risk ratings. The probability of loss is increased as the risk grade increases within each risk grouping to more accurately reflect the Bank’s exposure in that particular group of loans. The Bank utilizes a system of eight possible risk ratings. The risk ratings are established based on perceived probability of loss. All loans risk rated “substandard”, “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment. Other groups of loans based on loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

A portion of the Bank’s allowance for loan losses is not allocated to any specific category of loans. This general portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion of the allowance considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. The Bank has identified an acceptable range for this unallocated portion to be 5% to 15% of the total reserve. While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Unsecured loans are charged-off against the Bank’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount. Generally, if the loan is unsecured the loan must be charged-off in full while if it is secured the loan is charged down to the net liquidation value of the collateral.

Net charge-offs for the first nine months of 2010 totaled $5.2 million compared to net charge-offs of $3.6 million during the first nine months of 2009. The provision for loan losses charged to operations for the nine months ended September 30, 2010 and 2009 was $8.6 million and $5.4 million, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009.

Analysis of Changes in Allowance for Loan Losses

	For the nine months Ended September 30,
	2010	2009
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$575,003	$573,837

Average loans outstanding-gross	$576,497	$557,984

Allowance for loan losses at beginning of period	$9,725	$5,931
Loans charged off:
Real estate	(4,230)	(3,395)
Installment loans	(37)	(13)
Demand Deposit overdraft program	(165)	(153)
Commercial and all other loans	(992)	(158)

Total charge-offs	(5,424)	(3,719)

Recoveries of loans previously charged off:
Real estate	120	—
Installment loans	6	5
Credit cards and related plans	1	—
Demand Deposit overdraft program	97	90
Commercial and all other loans	19	68

Total recoveries	243	163

Net charge-offs	(5,181)	(3,556)

Provision for loan losses	8,643	5,425

Allowance for loan losses at end of period	$13,187	$7,800

Ratios
Annualized net charge-offs to average loans during the period	1.20%	0.85%
Allowance for loan losses to loans at period end	2.29%	1.36%
Allowance for loan losses to nonperforming loans at period end	63.9%	62.4%
Allowance for loan losses to impaired loans at period end	37.9%	34.5%

The ratio of annualized net charge-offs to average loans increased to 1.20% at September 30, 2010 from 0.85% at September 30, 2009 mainly due to an increase in real estate and commercial related charge-offs. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 2.29% at September 30, 2010 from 1.36% at September 30, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans increased slightly to 63.9% as of September 30, 2010 compared to 62.4% at September 30, 2009.

Construction, land and development (“CLD”) loans make up 17.1% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Balances at September 30, 2010	$98,608	17.1%	$476,395	82.9%	$575,003

Impaired loans(1)	18,187	52.2%	16,639	47.8%	34,826
Allocated Reserves	7,379	60.7%	4,782	39.3%	12,161
YTD Net Charge-offs	2,330	45.0%	2,851	55.0%	5,181
Nonperforming loans (NPL)	12,805	62.0%	7,842	38.0%	20,647
NPL as % of loans	13.0%		1.6%		3.6%
(1)	Impaired loans include nonperforming loans.

While balances of CLD loans make up 17.1% of the Bank’s loan portfolio, they represent 52.2% and 45.0% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 62.0% of the Bank’s nonperforming loans and 60.7% of the Bank’s allowance for loan loss is allocated to CLD loans.

Nonperforming Assets

Nonperforming assets consist of loans not accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $25.9 million and $20.1 million, or 2.78% and 2.26% of total assets at September 30, 2010 and December 31, 2009, respectively. On September 30, 2010, our nonperforming loans (consisting of nonaccruing and restructured loans) amounted to approximately $20.6 million compared to $14.7 million as of December 31, 2009. We had $5.3 million in other real estate owned and repossessions at September 30, 2010 compared to $5.4 million at December 31, 2009.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At September 30, 2010, we had loans totaling $34.8 million (which includes $20.6 million in nonperforming loans) which were considered to be impaired compared to $23.9 million at December 31, 2009. As discussed in Asset Quality, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal.

The following table sets forth the number and volume of loans considered impaired and their associated reserve allocation, if any, at September 30, 2010.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	55	$16.5	$1.9
Restructured loans	5	4.1	1.1

Total nonperforming loans	60	$20.6	$3.0

Other impaired loans with allocated reserves	19	5.3	2.2

Impaired loans without allocated reserves	19	8.9	—

Total impaired loans	98	$34.8	$5.2

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

Our investment securities totaled $263.9 million at September 30, 2010, $239.3 million at December 31, 2009 and $218.6 million at September 30, 2009. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At September 30, 2010, the securities portfolio had unrealized net gains of approximately $5.8 million, which are reported in accumulated other comprehensive income on the consolidated statement of shareholders’ equity, net of tax. Our securities portfolio at September 30, 2010 consisted of U.S. government sponsored agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of September 30, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of September 30, 2010 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$87,950	$89,252
Federal Home Loan Mortgage Corporation	34,229	34,925
Federal Home Loan Banks	12,429	13,208
Government National Mortgage Association	35,530	36,165
Small Business Administration	46,324	47,163

At September 30, 2010, we held $8.9 million in bank owned life insurance, compared to $8.7 million at December 31, 2009 and $8.6 million at September 30, 2009.

Deposits and Other Borrowings

Deposits

Deposits totaled $790.6 million as of September 30, 2010 compared to deposits of $754.7 million at December 31, 2009 and $696.6 million at September 30, 2009, which reflects a year-over-year increase of 13.5%. We attribute our deposit growth during the nine months and twelve months ended September 30, 2010 mainly to an increase in public funds in money market accounts and an increase in noninterest bearing demand accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased and repurchase agreements. Our short-term borrowings totaled $13.5 million at September 30, 2010, compared to $22.9 million on December 31, 2009 and $47.0 million at September 30, 2009, a year-over-year decrease of $33.5 million.

The following table details the maturities and rates of our borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), as of September 30, 2010.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
February 29, 2008	Fixed rate	5,000	4 years	3.18	February 29, 2012
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
August 17, 2010	Fixed rate	3,000	4 years	1.49	August 18, 2014
August 17, 2010	Fixed rate	4,500	5 years	1.85	August 17, 2015
August 17, 2010	Fixed rate	2,500	6 years	2.21	August 17, 2016
August 20, 2010	Fixed rate	2,000	3 years	1.09	August 20, 2013
August 20, 2010	Fixed rate	3,000	4 years	1.48	August 20, 2014
August 20, 2010	Fixed rate	3,000	5 years	1.83	August 20, 2015
August 31, 2010	Fixed rate	1,500	1 years	0.36	August 31, 2011
September 1, 2010	Fixed rate	2,000	2 years	0.66	September 4, 2012

	Total Borrowings:	$42,500	Composite rate:	2.35%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $34.5 million on September 30, 2010, compared to $21.0 million of FHLB advances on both December 31, 2009 and September 30, 2009. The increase of $13.5 million in long-term FHLB advances as of September 30, 2010, is the result of using long-term FHLB advances for funding of an earning growth strategy that was completed in the third quarter of 2010.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $186.4 million, $177.7 million and $171.9 million of advances from the FHLB at September 30,

2010, December 31, 2009 and September 30, 2009, respectively. At September 30, 2010, we had outstanding FHLB advances totaling $42.5 million compared to $41.0 million and $56.0 million at December 31, 2009 and September 30, 2009, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2010, we owned 47,494 shares of the FHLB’s $100 par value capital stock, compared to 51,160 shares at both December 31, 2009 and September 30, 2009. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $41 million available to us at September 30, 2010 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2010 we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the nine months ended September 30, 2010 totaled $6.7 million, compared to net cash provided by operations of $5.1 million for the same period in 2009. Net cash used in investing activities totaled $22.5 million for the nine months ended September 30, 2010, as compared to $73.1 million for the same period in 2009. Net cash provided by financing activities was $38.4 million for the first nine months of 2010, compared to net cash provided of $67.5 million for the same period in 2009. Cash and cash equivalents at September 30, 2010 were $40.4 million compared to $16.4 million at September 30, 2009.

Capital Resources

Shareholders’ Equity

As of September 30, 2010, our total shareholders’ equity was $87.6 million (consisting of common shareholders’ equity of $70.4 million and preferred stock of $17.2 million) compared with total shareholders’ equity of $84.4 million as of December 31, 2009 (consisting of common shareholders’ equity of $67.3 million and preferred stock of $17.1 million).

Common shareholders’ equity increased by approximately $3.1 million to $70.4 million at September 30, 2010 from $67.3 million at December 31, 2009. We generated net income of $2.0 million, experienced an increase in net unrealized gains on available-for-sale securities of $2.5 million and recognized stock based compensation of $28 thousand on incentive stock awards. We declared cash dividends of $598 thousand on our common shares or $0.21 per share during the first nine months of 2010 and dividends and accretion of discount of $673 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2010, we and the Bank met all capital adequacy requirements to which we are subject.

As of September 30, 2010, we experienced a decrease in our capital ratios when compared to the periods ending December 31, 2009 and September 30, 2009. This decrease is primarily due to an increase in risk weighted assets and a reduction in capital caused by an increase in disallowed deferred tax assets.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	To be well capitalized under prompt corrective action provisions Ratio		Minimum required for capital adequacy purposes Ratio		Our Ratio	Bank’s Ratio

As of September 30, 2010:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.79%	6.85%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.38	9.65

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.64	10.91

As of December 31, 2009:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.59%	7.53%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.77	10.03

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.02	11.28

As of September 30, 2009:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.81%	7.74%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	13.16	10.39

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.37	11.60

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2010, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factor mentioned above and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and mentioned above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

.	ECB BANCORP, INC.
(Registrant)

Date: November 12, 2010	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: November 12, 2010	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a)
(furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a)
(furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
(furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
(furnished herewith)