Form 10-K
period 2010-12-31
ECB BANCORP INC
filed 2011-03-15
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 0-24753

ECB BANCORP, INC.

(Name of Registrant as specified in its charter)

North Carolina	56-2090738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 337

Engelhard, North Carolina 27824

(Address of principal executive offices, including Zip Code)

(252) 925-5501

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

$26,006,607

On March 7, 2011, there were 2,849,841 outstanding shares of Registrant’s common stock.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting are incorporated into Part III of this Report.

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

The Bank is a North Carolina-chartered bank that was founded in 1919. Its deposits are insured under the FDIC’s Deposit Insurance Fund to the maximum amount permitted by law, and it is subject to supervision and regulation by the FDIC and the North Carolina Commissioner of Banks.

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

Business Offices and Banking Markets

The Bank has 25 full-service banking offices located in thirteen North Carolina counties. Our banking markets are located east of the Interstate Highway 95 corridor in portions of the Coastal Plain region of North Carolina which extends from the Virginia border along the coast of North Carolina to the South Carolina border. Within that region, we subdivide our banking markets into three banking regions. The following table lists our branch offices in each banking region.

Region	Branches	County
Outer Banks Region	Currituck	Currituck
	Southern Shores/ Kitty Hawk	Dare
	Nags Head	Dare
	Manteo	Dare
	Avon	Dare
	Hatteras	Dare
	Ocracoke	Hyde

Northeast Region	Greenville (three offices)	Pitt
	Winterville	Pitt
	Washington	Beaufort

	Engelhard	Hyde
	Swan Quarter	Hyde
	Fairfield	Hyde
	Williamston	Martin
	Columbia	Tyrrell
	Creswell	Washington
	Hertford	Perquimans

Coastal Region	Wilmington	New Hanover
	Porters Neck	New Hanover
	Ocean Isle Beach	Brunswick
	Leland	Brunswick
	Morehead City	Carteret
	New Bern	Craven

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

Banking also is highly competitive in our banking markets, and customers tend to aggressively “shop” the terms of both their loans and deposits. We compete with other commercial banks, savings banks and credit unions, including banks headquartered or controlled by companies headquartered outside of North Carolina but that have offices in our banking markets. According to the most recent market share data published by the FDIC, on June 30, 2010 there were 303 offices of 34 different FDIC-insured depository institutions (including us) in the 13 counties in which we have banking offices. Three of those banks (Wells Fargo, BB&T and First-Citizens Bank) controlled an aggregate of approximately 51% of all deposits in the 13-county area held by those 3 institutions, while we held approximately 6% of total deposits.

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

Seasonality and Cycles

Because the local economies of communities in our Outer Banks, Northeast Region, and Coastal Regions depend, to a large extent, on tourism and agribusiness (including seafood related businesses), historically there has been an element of seasonality in our business in those regions. However, more recently, the extent to which seasonality affects our business has diminished somewhat, largely as a result of a shift away from the seasonal population growth that once characterized many of our coastal communities and toward a more year-round economy resulting from increasing numbers of permanent residents and retirees relocating to these markets. The seasonal patterns that once characterized agribusiness also have been lessened with agricultural product diversification, the year round marketing and sales of agricultural commodities, and agribusiness tax and financial planning.

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

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, construct or improve residential or commercial real estate, and for real estate development purposes. However, many of our real estate loans, while secured by real estate, were made for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). This generally reflects our efforts to reduce credit risk by taking real estate as primary or additional collateral, whenever possible, without regard to loan purpose. Substantially all of our real estate loans are secured by real property located in or near our banking markets. On December 31, 2010, loans amounting to approximately 80.1% of our loan portfolio were classified as real estate loans. We make long-term residential mortgage loans through our mortgage department. These loans are held for sale and we generally hold these loans for a short period of time of approximately ten days. This allows us to make long-term residential loans available to our customers and generate fee income but avoid most risks associated with those loans.

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

On December 31, 2010, our construction and acquisition and development loans (consumer and commercial) amounted to approximately 15.9% of our loan portfolio, and our other commercial real estate loans amounted to approximately 38.4% of our loan portfolio.

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

Our real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2010, our home equity lines of credit amounted to approximately 6.1% of our loan portfolio.

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2010, our consumer installment loans made up approximately 0.7% of our loan portfolio, and approximately 17.7% of the aggregate outstanding balances of those loans were unsecured. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 15 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Commercial and Industrial Loans.    Our commercial and industrial loan classification includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes any loan secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2010, our commercial and industrial loans made up approximately 15.6% of our loan portfolio, and approximately 16.0% of the aggregate outstanding balances of those loans represented unsecured loans. Those loans included approximately $28.2 million, or approximately 5.0% of our total loans, to borrowers engaged in agriculture, commercial fishing or seafood-related businesses. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    We price our loans under policies established as a part of our asset/liability management function. For larger loans, we use a pricing model developed by an outside vendor to reduce our exposure to interest rate risk on fixed and variable rate loans that have maturities of longer than three years. On December 31, 2010, approximately 62.3% of the total dollar amount of our loans accrued interest at variable rates.

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

Our Board of Directors has approved levels of lending authority for lending and credit personnel based on our aggregate credit exposure to a borrower. A loan that satisfies the Bank’s loan policies and is within a lending officer’s assigned authority may be approved by that officer alone. Loans involving aggregate credit exposures in excess of a lending officer’s authority may be approved by a Credit Policy Officer in our Loan Administration Department up to the amount of that officer’s authority. Above those amounts, a secured or unsecured loan involving an aggregate exposure to a single relationship of up to $2 million may be approved either by our Chief Executive Officer, Chief Operating Officer, Chief Revenue Officer, Chief Financial Officer or Chief Credit Officer, and a loan involving an aggregate exposure to a single relationship of up to $3 million may be approved by our General Loan Committee which consists of our Chief Executive Officer, Chief Operating Officer, Chief Revenue Officer, Chief Financial Officer and Chief Credit Officer. A loan that exceeds the approval authority of that Committee, and, notwithstanding the above credit authorities, any single loan in excess of $2 million, must be approved by the Executive Committee of our Board of Directors.

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

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management monthly and reviewed by our Board of Directors each quarter. On December 31, 2010, our allowance was $13.2 million and amounted to 2.33% of our total loans and approximately 60% of our nonperforming loans.

On December 31, 2010, our nonperforming loans (consisting of non-accrual loans, loans past due greater than 90 days and still accruing interest, and restructured loans) amounted to approximately $22.1 million, and we had $4.5 million of other real estate owned and repossessed collateral acquired in settlement of loans on our books. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Deposit Activities

Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2010, our time deposits of $100,000 or more amounted to approximately $92.9 million, or approximately 11.8% of our total deposits. We derive the majority of our deposits from within our banking market. However, we also accept deposits through deposit brokers and market our certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we generate a significant amount of out-of-market deposits in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2010, our out-of-market deposits amounted to approximately $109.1 million, or approximately 13.9% of our total deposits and approximately 28.1% of our total certificates of deposit.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment Portfolio

On December 31, 2010, our investment portfolio totaled approximately $273.2 million and included municipal securities, corporate notes, mortgage-backed securities guaranteed by the Government National Mortgage Association or

issued by the Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation (including collateralized mortgage obligations), and securities issued by U.S. government-sponsored enterprises and agencies. We have classified all of our securities as “available-for-sale,” and we analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

On December 31, 2010, the Bank employed 233 full-time employees (including our executive officers), and 9 part-time employees. We have no separate employees of our own. The Bank is not party to any collective bargaining agreement with its employees, and we consider the Bank’s relations with its employees to be good.

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

The Bank is a North Carolina-chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is not a member of the Federal Reserve System.

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

Under North Carolina banking laws, if a bank’s capital stock becomes impaired by losses or other causes, and the bank’s surplus and undivided profits are insufficient to make good the impairment, the Commissioner may require the bank to make the impairment good by an assessment upon the bank’s stockholders (or on its sole stockholder in the case of a bank owned by a bank holding company). If any stockholder does not pay the assessment, the bank’s board of directors must sell a sufficient amount of the bank’s stock held by that stockholder at public auction to make good the assessment on that stockholder.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the FRB. The Bank is not a member of the Federal Reserve System. However, under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. Currently, no reserves are required on the first $10.7 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $10.7 million and $58.8 million, and reserves equal to 10.0% on aggregate balances in excess of $58.8 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of the Bank’s assets that are available for lending and other investment activities. The FRB’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on commercial bank loans.

Gramm-Leach-Bliley Act.    Various federal laws governing the banking industry, as well as the securities and insurance industries, were changed during 1999 with the enactment of the Gramm-Leach-Bliley Act (the “GLB Act”). It permitted bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with specified requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

The GLB Act expanded opportunities for us and the Bank to provide other services and obtain other revenues. However, this expanded authority also presents challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. To date we have not elected to become a “financial holding company.”

Dodd-Frank Act.    During 2010, the bank regulatory landscape was again dramatically changed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which was enacted on July 21, 2010 and which implements far-reaching regulatory reform. Among its many significant provisions, the Dodd-Frank Act:

•

established the Financial Stability Oversight Counsel made up of the heads of the various bank regulatory and other agencies to identify and respond to risks to U.S. financial stability arising from ongoing activities of large financial companies;

•

established centralized responsibility for consumer financial protection by creating a new Consumer Financial Protection Bureau which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws with respect to financial institutions with over $10 billion in assets;

•

required that banking agencies establish for most bank holding companies the same leverage and risk-based capital requirements as apply to insured depository institutions, and that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home states; and, prohibits bank holding companies from including new trust preferred securities in their Tier 1 capital and, beginning with a three-year phase-in period on January 1, 2013, requires bank holding companies with assets over $15 billion to deduct existing trust preferred securities from their Tier 1 capital;

•

required the FDIC to set a minimum DIF reserve ratio of 1.35% and that the DIF reserve ratio be increased to that level by September 30, 2020, off-set the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion, and change the assessment base used for calculating insurance assessments from the amount of insured deposits to average consolidated total assets minus average tangible equity;

•

established a permanent $250,000 limit for federal deposit insurance; provided separate, unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts, and repealed the federal prohibition on the payment of interest on certain demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that those fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	required implementation of various corporate governance processes affecting areas such as executive compensation and proxy access by shareholders;

Many provisions of the Dodd-Frank Act are subject to rulemaking by bank regulatory agencies and the Securities and Exchange Commission and will take effect over time, making it difficult to anticipate the overall financial impact on financial institutions and consumers. However, many provisions in the Act (including those permitting the payment of interest on demand deposits and restricting interchange fees) are likely to increase expenses and reduce revenues for all financial institutions.

Restrictions on Payment of Dividends.    Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders and our separate expenses is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank.

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

The following table lists our consolidated regulatory capital ratios, and the Bank’s separate regulatory capital ratios, at December 31, 2010. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum Required Ratios	Required to be “Well Capitalized”	Our Consolidated Capital Ratios	The Bank’s Capital Ratios
Leverage Capital Ratio (Tier 1 Capital to average assets)	3.0%	5.0%	8.66%	8.66%
Risk-based capital ratios:
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	12.08%	12.08%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	13.34%	13.34%

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

A bank categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law. On December 31, 2010, our capital ratios were at levels to qualify us as “well capitalized.”

Federal Deposit Insurance and Assessments.    The Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act (the “FDIA”), and the Bank pays assessments to the FDIC for that insurance coverage. The Dodd-Frank Act established a permanent $250,000 limit for federal deposit insurance coverage and provided separate, unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts. The FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

Under the FDIA, the FDIC uses a revised risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that its Deposit Insurance Fund (the “DIF”) will incur a loss with respect to the Bank. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments paid by the Bank to the FDIC for deposit insurance

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount the Bank pays for deposit insurance is influenced not only by an assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. Because the DIF reserve ratio had fallen below the minimum level required by law, during 2008 the FDIC adopted a restoration plan to return the reserve ratio to the minimum level and, during 2009, it imposed a special assessment on insured institutions, increased regular assessment rates, and required that insured institutions prepay their regular quarterly assessments through 2012. More recently, as required by the Dodd-Frank Act, the FDIC has increased the minimum DIF reserve ratio to 1.35% which must be achieved by September 30, 2020. Although the Dodd-Frank Act requires the FDIC to off-set the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion, FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

Restrictions on Transactions with Affiliates.    The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act which restrict certain transactions between a bank and its “affiliates,” including its bank holding company. Among other things, Section 23A limits the amount:

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

The total amount of these transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates, to 20% of a bank’s capital and surplus. In addition to the amount limitations, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions under Section 23A that are designed to avoid the taking of low-quality assets from an affiliate.

Section 23B, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless those transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as would apply in comparable transactions with nonaffiliated companies.

Federal law also restricts the Bank’s ability to extend credit to its and our executive officers, directors, principal shareholders and their related interests. These credit extensions:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services it believes are best suited to its particular community. The CRA requires the federal banking regulators, in their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. We received a “satisfactory” rating in our last CRA examination during 2009.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act strengthened the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on all financial institutions has been significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification at account opening, and rules promoting cooperation among financial institutions, regulators and law enforcement agencies in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 became effective on July 30, 2002. In general, it mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It enhanced these requirements with new SEC enforcement tools, new criminal penalties for federal mail, wire and securities fraud, and new criminal penalties for document and record destruction in connection with federal investigations. It also lengthened the statute of limitations for securities fraud claims and providing new corporate whistleblower protection.

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

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our markets.

U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.    On January 16, 2009, we issued Series A Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and calls for cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above a quarterly rate of $0.1825 per share or repurchase our common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, and the rules and regulations thereunder.

Available Information

Copies of reports we file electronically with the Securities and Exchange Commission, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available free of charge through our Internet website as soon as reasonably practicable after they are filed. Our website address is www.myecb.com. These filings also are accessible on the SEC’s website at www.sec.gov.

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

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2010, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, recently a number of financial institutions have sought to raise considerable amounts of additional capital in response to a deterioration in their results of operations and financial condition arising from increases in their non-performing loans and loan losses, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2010, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

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

On December 31, 2010, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

•

Our long-range business strategy includes the continuation of our growth plans, and our financial condition and operating results could be negatively affected if we fail to grow or fail to manage our growth effectively.

Subject to market conditions and the economy, we intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. We have opened ten de novo branch offices since 2000. Consistent with our business strategy, and to sustain our growth, in the future we may establish other de novo branches or acquire other financial institutions or their branch offices.

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

The significant federal and state banking regulations that affect us are described under “Item 1. Business—Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of recent turmoil in the financial services industry, during 2010 Congress enacted the Dodd-Frank Act which implements far-reaching regulatory reform dramatically changed the bank regulatory landscape. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over time, making it difficult to anticipate the overall financial impact on financial institutions and consumers. However, various provisions of the Act likely will reduce the revenues and increase the expenses of all financial institutions, and those provisions could have an adverse affect on our operating results.

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

Risks Relating to Our Common Stock

•	Increases in our capital through sales of common or preferred stock could dilute our existing shareholders.

In the event that we seek to raise additional capital to support our business and growth, we likely would do that through the issuance of new shares of our common stock or preferred stock. However, our ability to sell additional shares, and the terms (including price) upon which we could sell shares, will depend on conditions in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control. Any sales of additional shares of our common stock or preferred stock could dilute the book value and earnings per share of our existing stock and the interests of our existing shareholders.

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

The securities purchase agreement between us and Treasury provides that prior to the earlier of January 16, 2012, and the date on which all of the shares of Series A Preferred Stock held by Treasury have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury:

•	increase the cash dividend on our common stock above $0.1825 per quarter; or

•	subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities.

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

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 4.84% of the shares of our common stock outstanding as of March 7, 2011 (including the shares issuable upon exercise of the warrant). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our offices are located in the Bank’s corporate offices in Engelhard, North Carolina, and we do not own or lease any separate properties. The Bank maintains 25 branch offices, 22 of which are owned by the Bank, and three of which are leased from unaffiliated third parties. The following table contains information about our branch offices.

Office location	Opening date of original banking office	Owned/Leased	Date current facility built or purchased (1)
35050 Hwy 264 Engelhard, NC	January 1920	Owned	2004

80 Main and Pearl St. Swan Quarter, NC	March 1935	Owned (2)	1975

204 Scuppernong Dr. Columbia, NC	December 1936	Owned (2)	1975

7th St. & Hwy. 64 Creswell, NC	January 1963	Owned	1963

205 Virginia Dare Rd. Manteo, NC	June 1969	Owned	1999

2721 S Croatan Hwy. Nags Head, NC	April 1971	Owned (2)	1974

State Hwy. 12 Hatteras, NC	April 1973	Owned (2)	1980

6839 N.C. Hwy. 94 Fairfield, NC	June 1973	Owned (2)	1973

Hwy. 12 Ocracoke, NC	May 1978	Owned	1978

Hwy. 158 & Juniper Tr. Kitty Hawk, NC	May 1984	Owned (3)	2006

1001 Red Banks Rd. Greenville, NC	August 1989	Owned	1990

2400 Stantonsburg Rd. Greenville, NC	June 1995	Owned	1995

NC Hwy. 12 Avon, NC	June 1997	Leased (4)	—

2878 Caratoke Hwy. Currituck, NC	January 1998	Owned	2001

1418 Carolina Ave. Washington, NC	May 1999	Leased (4)	—

1801 S Glenburnie Rd. New Bern, NC	August 2000	Owned	1996

1103 Harvey Point Road Hertford, NC	October 2000	Owned (5)	2006

403 East Blvd. Williamston, NC	May 2003	Owned	2003

168 Hwy. 24 Morehead City, NC	January 2004	Owned	2004

Office location	Opening date of original banking office	Owned/Leased	Date current facility built or purchased (1)
1724 Eastwood Rd. Wilmington, NC	June 2004	Owned	2004

100 Causeway Drive Unit 4 Ocean Isle Beach, NC	May 2007	Leased (4)	—

1221 Portertown Rd. Greenville, NC	July 2007	Owned	2007

3810 S. Memorial Dr. Winterville, NC	July 2007	Owned	2007

1101 New Pointe Blvd. Leland, NC	July 2008	Owned	2008

7961 Market Street Wilmington, NC	December 2010	Owned	2010

(1)	Includes only facilities owned by the Bank.
(2)	Leased from the Bank’s subsidiary, ECB Realty, Inc. until February 2, 2007. ECB Realty, Inc. was merged into the Bank on that date and the Bank acquired title to the property.
(3)	Constructed by the Bank and first occupied during February 2006 to replace a facility previously leased from ECB Realty, Inc.
(4)	Leased from a third party.
(5)	Constructed by the Bank and first occupied during January 2006 to replace a facility previously leased from a third party.

The Bank owns a vacant property in each of Jacksonville, Wilmington, Ocean Isle Beach, New Bern and Grandy, North Carolina, as sites for possible future branch offices.

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2010, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $26.6 million.

Item 3.     Legal Proceedings

From time to time we may become involved in legal proceedings in the ordinary course of our business. However, subject to the uncertainties inherent in any litigation, we believe that, at December 31, 2010 there was no pending proceedings that are likely to result in a material adverse change in our financial condition or operating results.

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

	Sales Price Range		Cash Dividend Declared Per Share
Quarter	High	Low
2010 Fourth	$14.50	$12.57	$0.0700
Third	14.55	11.25	0.0700
Second	16.97	11.37	0.0700
First	12.77	11.00	0.0700
2009 Fourth	$17.21	$11.11	$0.1825
Third	19.89	15.56	0.1825
Second	21.18	15.50	0.1825
First	17.75	13.52	0.1825

On March 8, 2011, there were approximately 647 record holders of our common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

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

In general, the Bank may pay dividends only from its undivided profits. However, if its surplus is less than 50% of its paid-in capital stock, the Bank’s directors may not declare any cash dividend until it has transferred to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock. The Bank’s ability to pay dividends to us is subject to other regulatory restrictions. (See “Supervision and Regulation—Restrictions on Payment of Dividends” under Item 1. Business.)

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

The following graph compares the cumulative total shareholder return (CTSR) on our common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq Composite index and the SNL Bank NASDAQ index. Each trend line assumes that $100 was invested on December 31, 2005, and that dividends were reinvested for additional shares.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ECB Bancorp, Inc.	100.00	123.69	99.48	64.29	46.78	57.96
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ Index	100.00	112.27	88.14	64.01	51.93	61.27

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

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Net interest income	$27,919	$26,748	$20,273	$20,357	$20,520
Provision for loan losses	12,980	11,100	2,450	(99)	351
Non-interest income	11,995	8,649	6,809	6,377	6,360
Non-interest expense	26,840	23,152	20,633	20,344	18,537
Provision for income taxes	(766)	(357)	580	1,677	2,410
Net income	860	1,502	3,419	4,812	5,582
Preferred stock dividend & accretion of discount	1,063	1,003	—	—	—
Net income (loss) available to common shareholders	$(203)	499	3,419	4,812	5,582
Per Share Data and Shares Outstanding:
Basic net income (loss)(1)	$(0.07)	$0.18	$1.19	$1.65	$2.07
Diluted net income (loss)(1)	(0.07)	0.18	1.18	1.65	2.05
Cash dividends declared	0.28	0.73	0.73	0.70	0.68
Book value at period end	22.32	23.62	23.89	22.88	21.64
Weighted-average number of common shares outstanding:
Basic	2,849,594	2,844,950	2,884,396	2,908,371	2,700,663
Diluted	2,849,594	2,845,966	2,889,016	2,914,352	2,724,717
Shares outstanding at period end	2,849,841	2,847,881	2,844,489	2,920,769	2,902,242
Balance Sheet Data:
Total assets	$919,869	$888,720	$841,851	$643,889	$624,070
Loans receivable	567,631	577,791	538,836	454,198	417,943
Allowance for loan losses	13,247	9,725	5,931	4,083	4,725
Other interest-earning assets	290,371	253,183	244,470	133,970	151,555
Total deposits	785,941	754,730	629,152	526,361	512,249
Borrowings	46,009	43,910	83,716	43,174	41,415
Shareholders’ equity	80,894	84,375	67,943	66,841	62,793
Selected Performance Ratios:
Return on average assets	0.09%	0.17%	0.47%	0.77%	0.96%
Return on average shareholders’ equity	0.99	1.74	5.14	7.48	10.13
Net interest margin(2)	3.40	3.41	3.12	3.72	4.01
Efficiency ratio(3)	65.36	63.48	73.91	73.44	67.06
Asset Quality Ratios:
Nonperforming loans to period-end loans	3.89%	2.54%	1.85%	0.10%	0.04%
Allowance for loan losses to period-end loans	2.33	1.68	1.10	0.90	1.13
Allowance for loan losses to nonperforming loans	59.97	66.17	59.42	876.92	2,567.93
Nonperforming assets to total assets(4)	2.89	2.27	1.63	0.08	0.07
Net loan charge-offs to average loans outstanding	1.64	1.30	0.12	0.13	0.01
Capital Ratios:
Equity-to-assets ratio(5)	8.79%	9.49%	8.07%	10.38%	10.06%
Leverage capital ratio(6)	8.66	9.59	8.65	10.66	12.05
Tier 1 capital ratio(6)	12.08	12.77	10.83	12.94	15.08
Total capital ratio(6)	13.34	14.02	11.80	13.72	16.04

(1)	Per share amounts are computed based on the weighted-average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets, net of allowance for loan losses.
(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income, both as calculated on a fully taxable-equivalent basis.
(4)	Nonperforming assets consist of the aggregate amount of any non-accruing loans, loans past due greater than 90 days and still accruing interest, restructured loans, repossessions and foreclosed assets on each date.
(5)	Equity-to-assets ratios are computed based on total shareholders’ equity and total assets at each period end.
(6)	These ratios are described in Item 1 under the captions “Supervision and Regulation—Capital Adequacy” and “—Prompt Corrective Action.”

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

Our consolidated assets increased 3.5% to $919.9 million on December 31, 2010, from $888.7 million at year-end 2009. Our loan portfolio decreased 1.8% to $567.6 million at December 31, 2010, from loans of $577.8 million at year-end 2009 while deposits increased 4.1% to $785.9 million at year-end 2010 from $754.7 million at year-end 2009. Total shareholders’ equity was approximately $80.9 million at year-end 2010.

In 2010, we had a loss attributable to common shareholders of $203 thousand or $(0.07) basic and $(0.07) diluted loss per share, compared to income available to common shareholders of $499 thousand or $0.18 basic and $0.18 diluted earnings per share for the year ended December 31, 2009. The 2010 loss attributable to common shareholders represents a decrease over reported 2009 income available to common shareholders mainly due to an increase in non-interest expense and an increase in provision expense. Part of the increase in non-interest expense was from a nonrecurring one-time expense of $1.1 million for early termination fees payable on certain multi-year support and maintenance contracts in connection with our conversion of our core processing system, scheduled for May 2011.

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

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

In 2010, our loss attributable to common shareholders was $203 thousand or $(0.07) basic and $(0.07) diluted loss per share, compared to income available to common shareholders of $499 thousand or $0.18 basic and $0.18 diluted earnings per share for the year ended December 31, 2009. The decrease in earnings is primarily due to an increase in non-interest expense and an increase in provision expense. Part of the increase in non-interest expense was from a nonrecurring one-time expense of $1.1 million for early termination fees payable on certain multi-year support and maintenance contracts in connection with our conversion of our core processing system, scheduled for May 2011.

The following table shows return on assets (net income before preferred dividends and accretion of discount divided by average assets), return on equity (net income before preferred dividends and accretion of discount divided by average shareholders’ equity), dividend payout ratio (dividends declared per share divided by net income available to common shareholders per share) and shareholders’ equity to assets ratio (average shareholders’ equity divided by average total assets) for each of the years presented.

	Year Ended December 31,
	2010	2009	2008
Return on assets	0.09%	0.17%	0.47%
Return on equity	0.99	1.74	5.14
Dividend payout	(400.00)	405.56	61.34
Shareholders’ equity to assets	9.53	9.98	9.13

Our core strategies continue to be: (1) grow the loan portfolio while maintaining high asset quality; (2) grow core deposits; (3) increase non-interest income; (4) control expenses; and (5) make strategic investments in new and existing communities that will result in increased shareholder value. We continued to make strategic investments in our future as we opened a new branch in December 2010.

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

Our net interest income for the year ended December 31, 2010 was $27.9 million, an increase of $1.2 million or 4.49% when compared to net interest income of $26.7 million for the year ended December 31, 2009. Our net interest margin, on a tax-equivalent basis, for 2010 was 3.40% compared to 3.41% for 2009. Our net interest rate spread, on a tax-equivalent basis, for 2010 was 3.16% compared to 3.09% for 2009. The spread increased by seven basis points as the decrease in the rates paid on interest-bearing liabilities was forty-two basis points while the decrease on yields earned on interest-earning assets was thirty-five basis points for the year.

Total interest income decreased $1.1 million or 2.7% to $39.8 million in 2010 compared to $40.9 million in interest income in 2009. Increases in our average earning assets of $38.7 million in 2010 when compared to 2009 resulted in $1.6 million increase in interest income from 2009 to 2010 but this was more than offset by a decrease in interest income of $2.7 million from a decline in yields. We funded the increases in interest-earning assets primarily with interest-bearing demand accounts. The tax equivalent yield on average earning assets decreased 35 basis points during 2010.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense on Tax Equivalent Basis.” Management attributes the decrease in the yield on our earning assets to the continued low level of market interest rates. Yields on our taxable securities decreased approximately 111 basis points for 2010 as compared to 2009 as securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds for 2010 was 1.65%, a decrease of 42 basis points when compared to 2.07% for 2009. The average cost on Bank certificates of deposit decreased 48 basis points from 2.54% paid in 2009 to 2.06% paid in 2010, while our average cost of borrowed funds increased 64 basis points during 2010 compared to 2009. The increase in the average cost of borrowed funds for 2010 compared to 2009 is the result of a decrease in the volume of lower cost short-term borrowings.

Total interest expense decreased $2.3 million or 16.2% to $11.9 million in 2010 from $14.2 million in 2009, primarily the result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $37.6 million when comparing 2010 with that of 2009. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $3.2 million and the increase attributable to higher volumes of interest-bearing liabilities was $0.9 million.

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

Average Consolidated Balances and Net Interest Income Analysis

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balances	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets:
Loans—net(1)	$566,007	5.43%	$30,745	$556,017	5.50%	$30,595	$499,771	6.22%	$31,104
Taxable securities	227,505	3.30	7,508	201,676	4.41	8,901	125,985	5.11	6,432
Nontaxable securities(2)	38,351	6.09	2,335	36,743	5.80	2,130	34,733	5.69	1,977
Other investments(3)	12,981	0.10	13	11,705	0.03	3	10,279	2.50	257

Total interest-earning assets	844,844	4.81	40,601	806,141	5.16	41,629	670,768	5.93	39,770
Cash and due from banks	11,645			10,999			12,663
Bank premises and equipment, net	25,577			25,506			25,255
Other assets	27,277			23,745			19,407

Total assets	$909,343			$866,391			$728,093

Liabilities and Shareholders’ Equity:
Interest-bearing deposits	$680,920	1.62%	$11,010	$607,880	2.13%	$12,958	$488,309	3.33%	$16,276
Short-term borrowings(4)	15,842	1.52	241	52,293	0.94	492	55,131	3.44	1,895
Long-term obligations	23,195	2.75%	637	22,219	3.18%	707	21,120	3.10%	654

Total interest-bearing liabilities	719,957	1.65	11,888	682,392	2.07	14,157	564,560	3.33	18,825
Non-interest-bearing deposits	102,039			90,732			90,031
Other liabilities	705			6,783			7,037
Shareholders’ equity	86,642			86,484			66,465

Total liabilities and shareholders’ equity	$909,343			$866,391			$728,093

Net interest income and net interest margin (FTE)(5)		3.40%	$28,713		3.41%	$27,472		3.12%	$20,945

Net interest rate spread (FTE)(6)		3.16%			3.09%			2.60%

(1)	Average loans include non accruing loans, net of allowance for loan losses, and loans held for sale. Amortization of deferred loan fees of $49 thousand, $9 thousand, and $5 thousand for 2010, 2009, and 2008, respectively, are included in interest income.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $794 thousand, $724 thousand, and $672 thousand for the years 2010, 2009, and 2008, respectively.
(3)	Other investments include federal funds sold and interest-bearing deposits with banks and other institutions.
(4)	For 2008, expense includes $ 350 thousand for interest on taxes.
(5)	Net interest margin is computed by dividing net interest income by total average earning assets, net of the allowance for loan losses.
(6)	Net interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

	2010 Compared to 2009			2009 Compared to 2008
	Volume(1)	Rate(1)	Net	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans(2)	$546	$(396)	$150	$3,298	$(3,807)	$(509)
Taxable securities	996	(2,389)	(1,393)	3,602	(1,133)	2,469
Nontaxable securities(3)	96	109	205	115	38	153
Other investments	1	9	10	18	(272)	(254)

Interest income	1,639	(2,667)	(1,028)	7,033	(5,174)	1,859

Interest-bearing deposits	1,369	(3,318)	(1,949)	3,267	(6,585)	(3,318)
Short-term borrowings	(449)	198	(251)	(62)	(1,341)	(1,403)
Long-term obligations	29	(99)	(70)	35	18	53

Interest expense	949	(3,219)	(2,270)	3,240	(7,908)	(4,668)

Net interest income	$690	$552	$1,242	$3,793	$2,734	$6,527

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Income on non-accrual loans is included only to the extent that it represents interest payments received.
(3)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $794 thousand, $724 thousand, and $672 thousand for the years 2010, 2009, and 2008, respectively.

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2010 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2010, we had a negative one-year cumulative gap of 8.7%. We have interest-earning assets of $472.3 million maturing or repricing within one year and interest-bearing liabilities of $546.7 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2010, our savings and time deposits of less than $100 thousand of $588.1 million included savings, NOW and Money Market accounts of $292.9 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one-year period.

Rate Sensitivity Analysis as of December 31, 2010

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)
Earning assets:
Loans—gross	$377,559	$36,732	$414,291	$153,340	$567,631
Loans held for sale	4,136	—	4,136	—	4,136
Investment securities	28,573	12,306	40,879	232,350	273,229
Interest bearing deposits	20	—	20	—	20
Federal funds sold	8,415	—	8,415	—	8,415
FHLB stock	4,571	—	4,571	—	4,571

Total earning assets	423,274	49,038	472,312	385,690	858,002

Percent of total earnings assets	49.3%	5.7%	55.0%	45.0%	100.0%
Cumulative percentage of total earning assets	49.3	55.0	55.0	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	292,915	—	292,915	—	292,915
Time deposits of $100,000 or more	20,535	49,907	70,442	22,446	92,888
Other time deposits	65,959	105,908	171,867	123,339	295,206
Short-term borrowings	11,509	—	11,509	—	11,509
Long-term obligations	—	—	—	34,500	34,500

Total interest-bearing liabilities	$390,918	$155,815	$546,733	$180,285	$727,018

Percent of total interest-bearing liabilities	53.8%	21.4%	75.2%	24.8%	100.0%
Cumulative percent of total interest-bearing liabilities	53.8	75.2	75.2	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	108.3%	31.5%	86.4%	213.9%	118.0%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	108.3%	86.4%	86.4%	118.0%
Interest sensitivity gap	$32,356	$(106,777)	$(74,421)	$205,405	$130,984
Cumulative interest sensitivity gap	32,356	(74,421)	(74,421)	130,984	130,984
As a percent of total earnings assets	3.8%	(8.7)%	(8.7)%	15.3%	15.3%

As of December 31, 2010, approximately 55.0% of our interest-earning assets could be repriced within one year and approximately 69.7% of interest-earning assets could be repriced within five years. Approximately 75.2% of interest-bearing liabilities could be repriced within one year and 99.7% could be repriced within five years.

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

Market Risk Analysis

	Principal Maturing in Years Ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Loans, gross:
Fixed rate	$60,478	$40,473	$48,099	$13,819	$17,381	$33,568	$213,818	$210,042
Average rate (%)	6.05%	6.86%	6.51%	6.94%	6.24%	5.70%	6.33%
Variable rate	108,359	37,797	56,350	61,129	41,602	48,576	353,813	353,813
Average rate (%)	5.06	5.04	4.70	4.86	5.08	3.97	4.82

Loans held for sale:
Fixed rate	4,136	—	—	—	—	—	4,136	4,136
Average rate (%)	4.21						4.21

Investment securities:
Fixed rate	370	251	—	848	9,932	222,590	233,991	231,385
Average rate (%)	7.45	7.33	—	3.50	2.99	3.36	3.36
Variable rate	—	—	—	—	—	41,892	41,892	41,844
Average rate (%)	—	—	—	—	—	1.93	1.93

Interest-bearing deposits:
Variable rate	20	—	—	—	—	—	20	20
Average rate (%)	0.01	—	—	—	—	—	0.01

Liabilities:
Savings and interest-bearing checking:
Variable rate	292,915	—	—	—	—	—	292,915	292,915
Average rate (%)	0.83	—	—	—	—	—	0.83

Certificate of deposit:
Fixed rate	241,529	68,776	27,295	6,560	43,154	—	387,314	391,478
Average rate (%)	1.61	2.10	2.32	3.07	2.81	—	1.90
Variable rate	780	—	—	—	—	—	780	780
Average rate (%)	0.50	—	—	—	—	—	0.50

Short-term borrowings:
Fixed rate	8,000	—	—	—	—	—	8,000	8,000
Average rate (%)	2.42	—	—	—	—	—	2.42
Variable rate	3,509	—	—	—	—	—	3,509	3,509
Average rate (%)	1.00%	—	—	—	—	—	1.00

Long-term borrowings:
Fixed rate	—	9,000	9,500	6,000	7,500	2,500	34,500	34,954
Average rate (%)	—	2.64	3.02	1.49	1.84	2.21	2.34

Non-interest Income

Non-interest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of non-interest income for 2010, 2009 and 2008.

Non-interest Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Service charges on deposit accounts	$3,418	$3,652	$3,500
Other service charges and fees	1,419	1,160	1,367
Mortgage origination fees	1,283	950	1,035
Net gain (loss) on sale of securities	5,508	2,565	218
Income from bank owned life insurance	297	310	316
Other operating income	70	12	373

Total non-interest income	$11,995	$8,649	$6,809

Non-interest income increased $3.3 million or 38.7% to $12.0 million in 2010 compared to $8.6 million for the same period in 2009. The increase in non-interest income for the year ending December 31, 2010 is primarily the result of an increase of $2.9 million in gains on the sale of securities compared to the same period in 2009. Service charges on deposit accounts decreased $234 thousand or 6.4% as we saw a decline in our overdraft protection fees. Other service charges and fees increased $259 thousand or 22.3% in 2010 compared to the prior year mainly due to increased investment brokerage fees of $295 thousand. Mortgage origination fees increased $333 thousand or 35.1% over 2009. The increase is mainly because we established a correspondent bank platform for our mortgage department in 2010 and we began originating loans in our name and selling them in the secondary market. Mortgage origination fees now include origination fees, servicing release premiums and commitment fees. Other operating income increased $58 thousand in 2010 compared to the prior year due to a gain on mortgage loan commitments.

Non-interest income increased $1.8 million or 26.4% to $8.6 million in 2009 compared to $6.8 million for the same period in 2008. The increase in non-interest income for the year ending December 31, 2009 was primarily the result of $2.6 million in gains on the sale of securities compared to $218 thousand for the same period in 2008. Service charges on deposit accounts were up by $152 thousand or 4.3% as we saw an increase in cardholder fees. Other service charges and fees decreased $207 thousand or 15.1% in 2009 compared to the prior year mainly due to decreased investment brokerage fees of $105 thousand. Mortgage origination fees decreased $85 thousand or 8.2% over 2008. Other operating income decreased $361 thousand in 2009 compared to the prior year. The main reason for this decrease was that 2008 included a nonrecurring Visa distribution in the amount of $386 thousand.

Non-interest Expense

Non-interest expense increased $3.7 million or 15.9% to $26.8 million in 2010 compared to $23.2 million in 2009 and non-interest expense increased $2.6 million or 12.6% in 2009 compared to $20.6 million in 2008. The following table presents the components of non-interest expense for 2010, 2009 and 2008.

Non-interest Expense

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Salaries	$9,832	$8,287	$8,161
Retirement and other employee benefits	2,924	2,488	2,706
Occupancy	1,876	1,832	1,857
Equipment	2,160	1,763	1,638
Professional fees	936	832	717
Supplies	221	216	312
Telephone	663	642	679
FDIC Insurance	1,445	1,689	384
Other outside services	528	470	482
Net cost of real estate and repossessions acquired in settlement of loans	1,104	1,345	145
Contract early termination fees	1,141	—	—
Other	4,010	3,588	3,552

Total	$26,840	$23,152	$20,633

Salary expense increased $1.5 million or 18.6% in 2010 compared to 2009. The increase is primarily the result of additions made to senior management and other management positions during the past twelve months and general cost of living and merit increases. Employee benefits increased $436 thousand or 17.5% in 2010 over the prior year principally due to the additional positions mentioned above and an increase in supplemental employee retirement plan expense. As of December 31, 2010, we had 239 full time equivalent employees and operated 25 full service banking offices and a mortgage loan origination office. At December 31, 2009 we had 219 full time equivalent employees and operated 24 full service banking offices, a loan production office and a mortgage loan origination office.

Equipment expense increased $397 thousand or 22.5% in 2010 mainly due to maintenance expense increasing $239 thousand and furniture and equipment rental expense increasing $68 thousand.

Professional fees, which include audit, legal and consulting fees, increased $104 thousand or 12.5% to $936 thousand for 2010 compared to $832 thousand in 2009. Legal fees increased $138 thousand year over year but were offset by consulting fees decreasing $1 thousand and audit fees decreasing $32 thousand during 2010 as compared to 2009.

FDIC insurance decreased $244 thousand in 2010 compared to 2009. The decrease is related to the special assessment that was levied on all banks by the FDIC in 2009.

Net cost of real estate and repossessions acquired in settlement of loans expense decreased $241 thousand to $1.1 million in 2010 compared to $1.3 million in 2009.

During 2010 we accrued an expense for contract early termination fees in the amount of $1.1 million. The Bank announced on August 12, 2010, that it had signed an extensive agreement with InfoTech Alliance Bank Services to implement the FIS integrated HORIZON banking system. As a result of this decision, it was determined that several existing multi year support and maintenance agreements with current vendors would be terminated early resulting in the accrual of the expenses in 2010.

Other operating expense increased $422 thousand in 2010 compared to 2009. The increase is related to increased director fees of $138 thousand due to an accrual of retirement benefits and an increase in franchise taxes of $122 thousand in 2010 as compared to 2009.

Salary expense increased $126 thousand or 1.5% in 2009 compared to 2008. The increase was the result of general cost of living and merit increases. Employee benefits decreased $218 thousand or 8.1% in 2009 over 2008 principally due a decrease in supplemental employee retirement plan expense and a decrease in employee incentive expense.

Equipment expense increased $125 thousand or 7.6% in 2009 compared to 2008 mainly due to maintenance expense increasing $73 thousand and depreciation expense increasing $34 thousand.

Professional fees, which include audit, legal and consulting fees, increased $115 thousand or 16.0% to $832 thousand for 2009 compared to $717 thousand in 2008. Legal fees remained relatively flat only increasing $4 thousand from 2008 to 2009. Consulting fees increased $33 thousand in 2009 compared to 2008 mainly the result of fees associated with the search for our new president and CEO. Audit fees increased $36 thousand during 2009 as compared to 2008 due to fees associated with an IRS audit and various fees associated with other consultations.

Supplies expense decreased $96 thousand in 2009 compared to same period of 2008 primarily the result of decreases at our bankcard center and at our corporate office.

FDIC insurance increased $1.3 million in 2009 compared to 2008 due to increased assessment rates and an increase in our deposit balances. Also, $405 thousand of the increase is related to the special assessment that was levied on all banks by the FDIC.

Net cost of real estate and repossessions acquired in settlement of loans expense increased $1.2 million to $1.3 million in 2009 compared to $145 thousand in 2008. The majority of this expense was related to the disposition of collateral on two large real estate loans.

Income Taxes

For the year-ended December 31, 2010, we recorded income tax benefit of $766 thousand, compared to a benefit of $357 thousand and an expense of $580 thousand for the years ended December 31, 2009 and 2008, respectively. Our effective tax rate for the years ended December 31, 2010, 2009 and 2008 was (814.9%), (31.2%) and 14.5%, respectively. The effective tax rate in 2010, 2009 and 2008 also differs from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio. For more information see disclosure on income taxes in note 6.

The valuation allowance for deferred tax assets was $43 thousand for December 31, 2010, $43 thousand for December 31, 2009 and $105 thousand for December 31, 2008. The valuation allowance was for certain capital losses related to perpetual preferred stock issued by FNMA and FHLMC in 2004. These losses are capital in character and we may not have current capital gain capacity to offset these losses.

Financial Condition at December 31, 2010, 2009 and 2008

Our total assets were $919.9 million at December 31, 2010, $888.7 million at December 31, 2009 and $841.9 million at December 31, 2008. Asset growth during 2010 was funded primarily by an increase in interest-bearing demand accounts of $121.0 million. For the year ended December 31, 2010 our loans declined $10.2 million which can be attributed to weak economic conditions. For the year ended December 31, 2009, we grew our loans $39.0 million due to favorable loan demand in our market areas and our addition of new branches during 2007 and 2008. For the years ended December 31, 2010 and 2009, we grew our deposits $31.2 million and $125.6 million, respectively. The deposit growth was mainly through interest-bearing demand deposits in 2010 and mainly through wholesale certificates of deposit in 2009, the proceeds of which were invested in interest-earning assets.

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the relative composition of our balance sheets at December 31, 2010, 2009 and 2008.

Distribution of Assets and Liabilities

	December 31,
	2010		2009		2008
	(Dollars in thousands)
Assets:	Amount	%	Amount	%	Amount	%
Loan, gross	$567,631	61.7%	$577,791	65.0%	$538,836	64.0%
Loans held for sale	4,136	0.4	—	0.0	—	0.0
Investment securities	273,229	29.7	239,332	26.9	239,709	28.4
Interest-bearing deposits	20	0.0	870	0.1	902	0.1
FHLB stock	4,571	0.5	5,116	0.6	3,859	0.5
Federal funds sold	8,415	0.9	7,865	0.9	—	0.0

Total earning assets	858,002	93.2	830,974	93.5	783,306	93.0
Allowance for loan losses	(13,247)	(1.4)	(9,725)	(1.1)	(5,931)	(0.7)
Non-interest-bearing deposits and cash	11,731	1.3	9,076	1.0	15,897	1.9
Bank premises and equipment, net	26,636	2.9	25,329	2.9	25,737	3.1
Other assets	36,747	4.0	33,066	3.7	22,842	2.7

Total assets	$919,869	100.0%	$888,720	100.0%	$841,851	100.0%

Liabilities and Shareholders’ Equity:
Demand deposits	$104,932	11.4%	$93,492	10.5%	$90,197	10.7%
Savings, NOW and Money Market deposits	292,915	31.8	161,551	18.2	115,893	13.8
Time deposits of $100,000 or more	92,889	10.1	198,388	22.3	224,185	26.6
Other time deposits	295,205	32.1	301,299	33.9	198,877	23.6

Total deposits	785,941	85.4	754,730	84.9	629,152	74.7
Short-term borrowings	11,509	1.3	22,910	2.6	57,716	6.8
Long-term obligations	34,500	3.7	21,000	2.4	26,000	3.1
Accrued interest and other liabilities	7,025	0.8	5,705	0.6	61,040	7.3

Total liabilities	838,975	91.2	804,345	90.5	773,908	91.9
Shareholders’ equity	80,894	8.8	84,375	9.5	67,943	8.1

Total liabilities and share-holders’ equity	$919,869	100.0%	$888,720	100.0%	$841,851	100.0%

Loans

As of December 31, 2010, total loans decreased to $567.6 million, down 1.8% from total loans of $577.8 million at December 31, 2009. Construction and land development loans decreased from $125.9 million in 2009 to $90.1 million in 2010. The decrease in construction and development loans was a function of the continuing decline of economic conditions. Commercial and residential real estate loans increased from $335.0 million in 2009 to $364.6 million in 2010. The growth in residential and commercial real estate loans was due to a continued focus on growth by the bank in owner-occupied small business lending during the year.

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

At December 31, 2010, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represent approximately 80.1% of our loan portfolio. However, many of our real estate loans, while secured by real estate, were made for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $120.3 million or 26.4% of our real estate loans at December 31, 2010. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2010, our ten largest loans accounted for approximately 6.91% of our loans outstanding. As of December 31, 2010, we had outstanding loan commitments of approximately $105.3 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Real estate—construction and land development	$90,145	$125,856	$132,525	$104,339	$116,279
Real estate—commercial, residential and other(1)	364,648	335,004	298,959	234,812	211,440
Installment loans	4,209	4,351	5,115	5,808	6,109
Credit card and related plans	2,261	2,451	2,214	2,002	2,167
Commercial and all other loans	106,368	110,129	100,023	107,237	81,948

Total	$567,631	$577,791	$538,836	$454,198	$417,943

(1)	The majority of the commercial real estate is owner-occupied and operated.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of our loans as of December 31, 2010. A significant majority of our loans maturing after one year reprice at two and three year intervals. In addition, approximately 62.3% of our loan portfolio is comprised of variable rate loans.

Loan Maturities at December 31, 2010

	1 year or less	Due after 1 year through 5 years		Due after 5 years		Total
		Floating	Fixed	Floating	Fixed
	(Dollars in thousands)
Real estate—construction and land development	$52,663	$21,647	$13,274	$2,270	$291	$90,145
Real estate—commercial, residential and other	55,926	152,603	92,263	42,966	20,890	364,648
Installment loans	526	257	2,912	—	514	4,209
Credit card and related plans	1,227	274	31	41	688	2,261
Commercial and all other loans	58,665	21,933	11,285	3,299	11,186	106,368

Total	$169,007	$196,714	$119,765	$48,576	$33,569	$567,631

Allowance for Loan Losses

We consider the allowance for loan losses adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. However, the procedures and methods used in the determination of the allowance necessarily rely upon various judgments and assumptions about economic conditions and other factors affecting our loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Those agencies may require us to recognize adjustments to the allowance for loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

The following table summarizes the balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance that have been charged to expense.

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of year—gross	$567,631	$577,791	$538,836	$454,198	$417,943

Average loans outstanding—gross	$575,374	$562,095	$504,426	$431,579	$409,565

Allowance for loan losses at beginning of year	$9,725	$5,931	$4,083	$4,725	$4,650

Loans charged off:
Real estate	8,211	7,032	381	433	—
Installment loans	21	18	64	43	68
Credit cards and related plans	44	19	—	—	—
Commercial and all other loans	1,469	497	253	161	59

Total charge-offs	9,745	7,566	698	637	127

Recoveries of loans previously charged off:
Real estate	130	72	1	—	7
Installment loans	7	3	4	18	16
Credit cards and related plans	1	4	9	—	3
Commercial and all other loans	149	181	82	76	65

Total recoveries	287	260	96	94	91

Net charge-offs	9,458	7,306	602	543	36
Provision for loan losses	12,980	11,100	2,450	(99)	351
Adjustment for unfunded loans(1)	—	—	—	—	(240)

Allowance for loan losses at end of year	$13,247	$9,725	$5,931	$4,083	$4,725

Ratios:
Net charge-offs during year to average loans outstanding	1.64%	1.30%	0.12%	0.13%	0.01%
Allowance for loan losses to loans at year end(2)	2.33	1.68	1.10	0.90	1.13
Allowance for loan losses to nonperforming loans	60	66	59	877	2,568

(1)	$240 thousand allocated to approximately $80 million of committed but unfunded loan obligations was reclassed to other liabilities from the Bank’s allowance for loan losses.
(2)	As a result of the Interagency Policy Statement on the Allowance for Loan and Lease Losses jointly issued in December 2006 by the federal banking regulatory agencies, management re-evaluated and adjusted the methodology it used to estimate the allowance for loan losses during the second quarter of 2007.

At December 31, 2010, our allowance for loan losses as a percentage of loans was 2.33%, up from 1.68% at December 31, 2009. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

A portion of the Bank’s allowance for loan losses is not allocated to any specific category of loans. This general portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the portion determined through general qualitative and quantitative internal and external factors, the general portion may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. The Bank has identified an acceptable range for this general portion to be 5% to 15% of the total reserve. While we believe that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

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

Net charge-offs of $9.5 million in 2010 increased $2.2 million and $8.9 million when compared to 2009 and 2008, respectively. Net charge-offs from real estate secured loans were $8.1 million, $7.0 million and $380 thousand for 2010, 2009 and 2008, respectively. Asset quality remains a top priority of the Bank. For the year ending December 31, 2010, net loan charge-offs were 1.64% of average loans compared to 1.30% for the year ending December 31, 2009. Declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans which resulted in a portion of these loans being charged-off. The increase in the allowance for loan losses to loans to 2.33% at December 31, 2010 from 1.68% at December 31, 2009 reflects the increase in our historical loss rate as our charge-offs have increased during the past year. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans decreased to 60% as of December 31, 2010 compared to 66% at December 31, 2009. The decrease is the result of our allowance increasing approximately 36% year over year while our nonperforming loans have increased approximately 50% year over year.

Construction, land and development (“CLD”) loans make up 15.9% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total
	Balance	% of Total	Balance	% of Total	Loans
	Dollars in thousands
Balances at December 31, 2010	$90,145	15.9%	$477,486	84.1%	$567,631
Impaired loans	15,940	60.7%	10,312	39.3%	27,332
Allocated Reserves	6,168	52.6%	5,557	47.4%	11,725
YTD Net Charge-offs	5,865	62.0%	3,593	38.0%	9,458
Nonperforming loans (NPL)	12,623	57.1%	9,467	42.9%	22,090
NPL as % of loans	14.0%		2.0%		3.9%

While balances of CLD loans make up 15.9% of the Bank’s loan portfolio, they represent 60.7% and 62.0% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 57.1% of the Bank’s nonperforming loans and 52.6% of the Bank’s allocated allowance for loan loss is reserved for to CLD loans.

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses and percent of our total loans represented by the loans in each loan category for each of the years presented. The reserves allocated to real estate increased during 2010, 2009 and 2008 as declining economic conditions, particularly in our southern coastal markets, resulted in an increased number of impaired collateral dependant loans.

Allocation of the Allowance for Loan Losses

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate	$10,653	90.8%	$7,572	91.0%	$4,762	80.1%	$2,642	74.7%	$3,630	78.4%
Installment loans	12	0.1	23	0.3	25	0.9	73	1.3	233	1.5
Credit cards and related plans	21	0.2	13	0.2	16	0.4	38	0.4	8	0.5
Commercial and all other loans	1,039	8.9	708	8.5	507	18.6	773	23.6	817	19.6

Total allocated	11,725	100.0%	8,316	100.0%	5,310	100.0%	3,526	100.0%	4,688	100.0%
Unallocated[1]	1,522		1,409		621		557		37

Total	$13,247		$9,725		$5,931		$4,083		$4,725

1.	Beginning in 2009 unallocated reserve was reflected in our homogenous pool estimates based on general qualitative and quantitative internal and external factors.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At December 31, 2010, we had loans totaling $26.3 million (which includes $21.0 million in nonperforming loans) which were considered to be impaired compared to $23.9 million at December 31, 2009. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at December 31, 2010. Twenty-two non-accrual loans with a total balance of $1.1 million were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	47	$14.8	$0.5
Restructured loans	9	6.2	1.4

Total nonperforming loans	56	$21.0	$1.9

Other impaired loans with allocated reserves	7	2.6	0.5
Impaired loans without allocated reserves	2	2.7	—

Total impaired loans	65	$26.3	$2.4

Nonperforming Assets and Past Due Loans

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans	$15,896	$13,343	$9,957	$393	$130
Loans past due 90 days or more days still accruing	—	—	—	—	—
Restructured loans	6,193	1,353	24	73	54
Other real estate owned & repossessions	4,536	5,443	3,724	66	240

Total	$26,625	$20,139	$13,705	$532	$424

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

At December 31, 2010 and 2009, nonperforming assets were approximately 2.89% and 2.27%, respectively, of total assets outstanding at such dates. The general downturn in the overall economy has contributed to the overall increase in nonperforming assets reflected at year end. The impact of our impaired loans at December 31, 2010, on our interest income was approximately $1.1 million as we would have accrued $1.7 million in interest income versus the $0.6 million recognized.

Any loans that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as nonperforming loans, do not (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results; or (ii) represent material credits about which management has any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We also have contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments. The following tables set forth our commercial commitments and contractual payment obligations as of December 31, 2010.

	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$103,420	$66,253	$9,469	$3,819	$23,879
Standby letters of credit	1,864	1,684	121	—	59

Total commercial commitments	$105,284	$67,937	$9,590	$3,819	$23,938

	Amount of Payments Due per Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Short-term borrowings	$11,509	$11,509	$—	$—	$—
Long-term borrowings	34,500	—	18,500	13,500	2,500
Operating leases	2,897	536	1,070	557	734
Deposits	785,941	640,156	96,071	49,714	—

Total contractual obligations	$834,847	$652,201	$115,641	$63,771	$3,234

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

Our investment securities totaled $273.2 million at December 31, 2010, $239.3 million at December 31, 2009 and $239.7 million at December 31, 2008. The investment portfolio increased $33.9 million or 14.1% from December 31, 2009 when compared to December 31, 2010. The balance of the investment portfolio at December 31, 2009 compared to December 31, 2008 remained flat. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2010	Percentage	2009	Percentage	2008	Percentage
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$24,781	9.1%	$35,843	15.0%	$29,524	12.3%
Collaterized mortgage obligations	21,683	7.9	25,285	10.6	19,129	8.0
Corporate bonds	28,527	10.4	5,860	2.5	6,888	2.9
Mortgage-backed securities	128,407	47.0	92,851	38.8	148,649	62.0
SBA-backed securities	56,853	20.8	32,665	13.6	1,630	0.7
Tax-exempt municipal securities	12,978	4.8	46,022	19.2	33,209	13.8
Equity securities	—	—	806	0.3	680	0.3

Total investments	$273,229	100.0%	$239,332	100.0%	$239,709	100.0%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2010.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years but within 10 years	Over 10 years	Total/ Yield
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$—	$—	$1,971	$22,810	$—	$24,781
	—%	—%	2.25%	2.81%	—%	2.77%
Collaterized mortgage obligations(1)	78	3,399	11,539	6,667	—	21,683
	5.27	2.78	1.43	2.86	—	2.09
Corporate bonds	—	—	8,712	19,815	—	28,527
	—	—	3.20	4.39	—	4.04
Mortgage-backed securities(1)	—	—	80,510	20,244	27,653	128,407
	—	—	2.91	2.70	3.31	2.96
SBA-backed	—	—	—	5,973	50,880	56,853
	—	—	—	1.49	3.21	3.03
Tax-exempt municipal securities(2)	100	272	254	5,606	6,746	12,978
	7.59	7.39	7.33	5.89	5.77	5.90

Total investments	$178	$3,671	$102,986	$81,115	$85,279	$273,229

	6.58%	3.12%	2.76%	3.29%	3.44%	3.14%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions. All other bond maturities are based on maturity date.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2010, the market value of the investment portfolio was approximately $2.7 million below its book value, which is primarily the result of higher market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of December 31, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of December 31, 2010 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$82,776	$82,373
Federal Home Loan Mortgage Corporation	39,199	39,089
Federal Home Loan Banks	16,339	15,841
Government National Mortgage Association	35,355	34,971
Small Business Administration	57,362	56,853

At December 31, 2010, we held $9.0 million in bank owned life insurance, compared to $8.7 million at December 31, 2009.

Deposits

Deposits increased to $785.9 million, up 4.1% as of December 31, 2010 compared to deposits of $754.7 million at December 31, 2009. Non-interest-bearing deposits increased $11.4 million from year-end 2009 to year-end 2010, while total interest-bearing deposits increased $19.8 million over the same period. The increase came from interest- bearing demand deposits. During 2010, we experienced a 150% increase of public funds interest-bearing demand deposits as municipalities desiring to maintain more liquidity moved monies from lower rate certificates of deposits into highly liquid money market accounts at favorable interest rates. Time deposits, including wholesale time deposits, decreased $111.6 million year over year. Time deposits of less than $100,000 decreased $6.1 million and time deposits of $100,000 or more decreased $105.5 million as we made a strategic decision to reduce the reliance on large volatile time deposits. We believe that we can improve our core deposit funding by improving our branch network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase throughout 2011.

Total deposits at December 31, 2009 increased $125.5 million or 19.9% compared to total deposits of $629.2 million at December 31, 2008. Non-interest-bearing deposits increased $3.3 million from year-end 2008 to year-end 2009, while total interest-bearing deposits increased $122.3 million over the same period. The most significant increases in deposits are attributed to time deposits, including wholesale time deposits, which increased $76.6 million year over year. Time deposits of less than $100,000 increased $102.4 million while time deposits of $100,000 or more decreased $25.8 million.

The average balance of deposits and interest rates thereon for the years ended December 31, 2010, 2009, and 2008 are summarized below.

Average Deposits

	Year ended December 31,
	2010		2009		2008
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$202,951	0.75%	$112,971	0.74%	$96,032	0.93%
Savings deposits	22,795	0.40	18,429	0.25	17,870	0.49
Time deposits	455,174	2.06	476,480	2.54	374,407	4.09

Total interest-bearing deposits	680,920	1.62	607,880	2.13	488,309	3.33
Non-interest-bearing deposits	102,039		90,732		90,031

Total deposits	$782,959	1.41%	$698,612	1.85%	$578,340	2.81%

For the years ended December 31, 2010, 2009 and 2008, our average non-interest-bearing deposits have been approximately 13.0%, 13.0% and 15.6%, respectively of our average total deposits. We subscribe to an Internet bulletin board service to advertise our deposit rates. At year-end 2010 and 2009, we had approximately $77.9 million and $140.8 million, respectively, in these types of deposits, most of which have a maturity of two years or less.

As of December 31, 2010, we held approximately $71.5 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $21.4 million of wholesale deposits of $100,000 or more. Non-wholesale time deposits less than $100,000 were approximately $207.5 million at December 31, 2010. The following table is a maturity schedule of our time deposits as of December 31, 2010.

Time Deposit Maturity Schedule

	3 months or less	4-6 months	7-12 months	Over 12 months	Total
	(Dollars in thousands)
Non-wholesale time certificates of deposit of less than $100,000	$43,519	$22,594	$54,281	$87,096	$207,490
Non-wholesale time certificates of deposit of $100,000 or more	19,635	17,946	19,128	14,754	71,463
Wholesale time certificates of deposit of less than $100,000	22,440	18,117	10,916	36,244	87,717
Wholesale time certificates of deposit of $100,000 or more	900	—	12,833	7,691	21,424

Total time deposits	$86,494	$58,657	$97,158	$145,785	$388,094

Borrowings

Short-term borrowings include sweep accounts and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less. Our short-term borrowings totaled $11.5 million on December 31, 2010, compared to $22.9 million on December 31, 2009, a decrease of $11.4 million. Our short-term advances from FHLB decreased $12.0 million while sweep accounts increased $599 thousand from December 31, 2009 to December 31, 2010.

The following table details the maturities and rates of our borrowings from the FHLB, as of December 31, 2010.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
February 29, 2008	Fixed rate	$5,000	4 years	3.18%	February 29, 2012
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
August 17, 2010	Fixed rate	3,000	4 years	1.49	August 18, 2014
August 17, 2010	Fixed rate	4,500	5 years	1.85	August 17, 2015
August 17, 2010	Fixed rate	2,500	6 years	2.21	August 17, 2016
August 20, 2010	Fixed rate	2,000	3 years	1.09	August 20, 2013
August 20, 2010	Fixed rate	3,000	4 years	1.48	August 20, 2014
August 20, 2010	Fixed rate	3,000	5 years	1.83	August 20, 2015
August 31, 2010	Fixed rate	1,500	1 years	0.36	August 31, 2011
September 1, 2010	Fixed rate	2,000	2 years	0.66	September 4, 2012

Total Borrowings: $ 42,500              Composite rate: 2.35%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $34.5 million on December 31, 2010, compared to $21.0 million long-term FHLB advances on December 31, 2009.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2010 the Bank relied more heavily on interest-bearing demand deposits to meet our liquidity needs. Interest bearing demand deposits increased $121.0 million from December 31, 2009 to December 31, 2010 mainly from an increase in public fund money market accounts. During 2010, we experienced a 150% increase of public funds interest-bearing demand deposits as municipalities desiring to maintain more liquidity moved monies from lower rate certificates of deposits into highly liquid money market accounts at favorable interest rates. The Bank reduced its reliance on wholesale deposits as these deposits decreased $63.2 million from December 31, 2009 to December 31, 2010. The Bank intends to continue to focus on increasing core deposits.

We are a member of the Federal Home Loan Bank of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $184.0 million, $177.7 million and $168.6 million of advances from the FHLB at December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, we had outstanding FHLB advances totaling $42.5 million compared to $41.0 million and $60.0 million at December 31, 2009 and 2008, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2010, we owned 45,708 shares of the FHLB’s $100 par value capital stock, compared to 51,160 and 38,591 shares at December 31, 2009 and 2008, respectively. No ready market exists for FHLB stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $31.0 million available to us at December 31, 2010 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2010, we did not have any advances under these federal funds lines. We also have the ability to borrow from the Federal Reserve Discount Window by pledging certain types of collateral. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2010, we did not have any loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of December 31, 2010, our total shareholders’ equity was $80.9 million (consisting of common shareholders’ equity of $63.6 million and preferred stock of $17.3 million) compared with total shareholders’ equity of $84.4 million as of December 31, 2009 (consisting of common shareholders’ equity of $67.3 million and preferred stock of $17.1 million).

Common shareholders’ equity decreased by approximately $3.7 million to $63.6 million at December 31, 2010 from $67.3 million at December 31, 2009. We experienced net income in 2010 of $0.9 million and recognized stock compensation of $36 thousand on stock options. We had a decrease in net unrealized gains on available-for-sale securities of $2.7 million. We declared cash dividends of $798 thousand on our common shares or $0.28 per share during 2010 and dividends of $897 thousand on preferred shares.

Common shareholders’ equity decreased by approximately $0.6 million to $67.3 million at December 31, 2009 from $67.9 million at December 31, 2008. We experienced net income in 2009 of $1.5 million and recognized stock compensation of $85 thousand on restricted stock awards and stock options. We had a decrease in net unrealized gains on available-for-sale securities of $205 thousand. We declared cash dividends of $2.1 million on our common shares or $0.73 per share during 2009 and dividends of $745 thousand on preferred shares. On January 16, 2009, we issued Series A

Preferred Stock in the amount of $17,949,000 and a warrant to purchase 144,984 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and calls for cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Prior to January 16, 2012, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above a quarterly rate of $0.1825 per share or repurchase our common stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, and the rules and regulations thereunder.

The following table presents information concerning capital required of us and our actual capital ratios.

	To be well capitalized under prompt corrective action provisions		Minimum required for capital adequacy purposes		Our Ratio	Bank’s Ratio
	Ratio		Ratio
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.66%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	12.08	12.08
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	13.34	13.34
As of December 31, 2009:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.59%	7.53%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00	≥	4.00	12.77	10.03
Total Capital (to Risk Weighted Assets)	≥	10.00	≥	8.00	14.02	11.28

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

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Summary of Operations

Income Statement Data:
Interest income	$9,840	$9,982	$9,965	$10,020	$10,051	$10,320	$10,305	$10,229
Interest expense	2,926	3,005	2,932	3,025	3,033	3,244	3,663	4,217
Net interest income	6,914	6,977	7,033	6,995	7,018	7,076	6,642	6,012
Provision for loan losses	4,337	3,863	1,780	3,000	5,675	2,675	2,000	750
Net interest income after provision	2,577	3,114	5,253	3,995	1,343	4,401	4,642	5,262
Non-interest income	3,661	3,800	1,866	2,668	3,024	1,926	1,763	1,936
Non-interest expense	8,307	6,379	5,916	6,238	6,117	6,135	5,455	5,445
Income (loss) before income taxes	(2,069)	535	1,203	425	(1,750)	192	950	1,753
Income taxes	(945)	(5)	246	(62)	(853)	(154)	150	500
Net income(loss)	(1,124)	540	957	487	(897)	346	800	1,253
Preferred stock dividend & accretion of discount	266	267	265	265	265	263	268	207
Net income (loss) available to common shareholders	(1,390)	273	692	222	(1,162)	83	532	1,046

Per Share Data and Shares Outstanding:
Net income (loss)—basic	$(0.49)	$0.10	$0.24	$0.08	$(0.41)	$0.03	$0.19	$0.37
Net income (loss)—diluted	(0.49)	0.10	0.24	0.08	(0.41)	0.03	0.19	0.37
Cash dividends	0.0700	0.0700	0.0700	0.0700	0.1825	0.1825	0.1825	0.1825
Book value at period end	22.32	24.70	24.46	23.56	23.62	24.88	24.17	24.58
Shares outstanding at period end	2,849,841	2,849,841	2,849,841	2,849,841	2,847,881	2,847,881	2,844,489	2,844,489

Balance Sheet Data:
Total assets	$919,869	$932,209	$921,840	$897,754	$888,720	$858,737	$877,465	$865,383
Investments	273,229	263,946	268,064	197,520	239,332	218,591	232,521	247,663
Loans	567,631	575,003	570,174	577,964	577,791	573,837	566,601	550,639
Interest-earning assets	858,002	877,540	862,410	841,344	830,974	800,015	815,778	806,045
Deposits	785,941	790,592	792,454	772,927	754,730	696,633	703,467	688,082
Long-term obligations	34,500	34,500	14,500	14,500	21,000	21,000	21,000	21,000
Shareholders’ equity	80,894	87,632	86,918	84,292	84,375	87,936	85,792	86,925

Selected Performance Ratios:
Rate of return (annualized) on:
Total assets	(0.48)%	0.23%	0.43%	0.22%	(0.41)%	0.16%	0.37%	0.58%
Shareholders’ equity	(5.15)	2.44	4.48	2.28	(4.09)	1.59	3.64	5.98
Dividend payout ratio	(14.29)	70.00	29.17	87.50	(44.51)	608.33	96.05	49.32

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in Item 1A under the heading “Rick Factors” and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, (a) pressures on the our earnings, capital and liquidity resulting from current and future conditions in the credit and equity markets, (b) continued or unexpected increases in credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business; and (i) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements in this Report are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 under the caption “Market Risk.”

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

ECB Bancorp, Inc.

Engelhard, North Carolina

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECB Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2011 expressed an unqualified opinion.

Greenville, North Carolina

March 15, 2011

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(Dollars in thousands, except per share data)

	2010	2009
ASSETS
Non-interest bearing deposits and cash	$11,731	$9,076
Interest-bearing deposits	20	870
Overnight investments	8,415	7,865

Total cash and cash equivalents	20,166	17,811

Investment securities available-for-sale, at fair value (cost of $275,883 and $237,594 at December 31, 2010 and 2009, respectively)	273,229	239,332
Loans held for sale	4,136	—
Loans	567,631	577,791
Allowance for loan losses	(13,247)	(9,725)

Loans, net	554,384	568,066

Real estate and repossessions acquired in settlement of loans, net	4,536	5,443
Federal Home Loan Bank common stock, at cost	4,571	5,116
Bank premises and equipment, net	26,636	25,329
Accrued interest receivable	5,243	4,967
Bank owned life insurance	8,954	8,657
Other assets	18,014	13,999

Total	$919,869	$888,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, non-interest-bearing	$104,932	$93,492
Demand, interest-bearing	262,977	141,956
Savings	29,938	19,595
Time	388,094	499,687

Total deposits	785,941	754,730

Accrued interest payable	631	1,121
Short-term borrowings	11,509	22,910
Long-term obligations	34,500	21,000
Other liabilities	6,394	4,584

Total liabilities	838,975	804,345

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred stock, Series A	17,288	17,122
Common stock, par value $3.50 per share	9,974	9,968
Capital surplus	25,852	25,803
Warrant	878	878
Retained earnings	28,554	29,555
Accumulated other comprehensive income (loss)	(1,652)	1,049

Total shareholders’ equity	80,894	84,375

Total	$919,869	$888,720

Common shares outstanding	2,849,841	2,847,881
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$30,745	$30,595	$31,104
Interest on investment securities:
Interest exempt from federal income taxes	1,541	1,406	1,305
Taxable interest income	7,464	8,774	6,215
Dividend income	44	127	217
Other interest	13	3	257

Total interest income	39,807	40,905	39,098

INTEREST EXPENSE
Deposits
Demand accounts	1,527	833	894
Savings	91	46	87
Time	9,392	12,079	15,295
Short-term borrowings	241	462	1,545
Long-term obligations	637	707	654
Other interest expense	—	30	350

Total interest expense	11,888	14,157	18,825

Net interest income	27,919	26,748	20,273
Provision for loan losses	12,980	11,100	2,450

Net interest income after provision for loan losses	14,939	15,648	17,823

NON-INTEREST INCOME
Service charges on deposit accounts	3,418	3,652	3,500
Other service charges and fees	1,419	1,160	1,367
Mortgage origination fees	1,283	950	1,035
Net gain (loss) on sale of securities	5,508	2,565	218
Income from bank owned life insurance	297	310	316
Other operating income	70	12	373

Total non-interest income	11,995	8,649	6,809

NON-INTEREST EXPENSE
Salaries	9,832	8,287	8,161
Retirement and other employee benefits	2,924	2,488	2,706
Occupancy	1,876	1,832	1,857
Equipment	2,160	1,763	1,638
Professional fees	936	832	717
Supplies	221	216	312
Telephone	663	642	679
FDIC insurance	1,445	1,689	384
Other outside services	528	470	482
Net cost of real estate and repossessions acquired in settlement of loans	1,104	1,345	145
Contract early termination fees	1,141	—	—
Other operating expenses	4,010	3,588	3,552

Total non-interest expense	26,840	23,152	20,633

Income before income taxes	94	1,145	3,999
Income tax expense (benefit)	(766)	(357)	580

Net income	860	1,502	3,419

Preferred stock dividends	897	853	—
Accretion of discount	166	150	—

Income (loss) available to common shareholders	$(203)	$499	$3,419

Net income (loss) per share—basic	$(0.07)	$0.18	$1.19

Net income (loss) per share—diluted	$(0.07)	$0.18	$1.18

Weighted average shares outstanding—basic	2,849,594	2,884,950	2,884,396

Weighted average shares outstanding—diluted	2,849,594	2,845,966	2,889,016

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except per share data)

	Preferred Stock	Common stock		Common Stock warrant	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Comprehensive income	Total
		Number	Amount
BALANCE—December 31, 2007	$—	2,920,769	$10,184	$—	$27,026	$30,099	$(468)		$66,841
Record postretirement benefit related to split-dollar insurance due to change in accounting standards		—	—		—	(387)	—		(387)
Unrealized gains, net of income tax expense of $1,078		—	—		—	—	1,722	$1,722	1,722
Net income		—	—		—	3,419	—	3,419	3,419

Total comprehensive income								$5,141

Stock based compensation		—	39		173	—	—		212
Repurchase of common stock		(78,780)	(276)		(1,483)	—	—		(1,759)
Issuance of restricted stock		2,500	9		(9)	—	—		—
Cash dividends ($ .73 per share)		—	—		—	(2,105)	—		(2,105)

BALANCE—December 31, 2008	—	2,844,489	9,956	—	25,707	31,026	1,254		67,943
Unrealized loss, net of income tax expense of $128		—	—		—	—	(205)	$(205)	(205)
Net income		—	—		—	1,502	—	1,502	1,502

Total comprehensive income								$1,297

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	17,067								17,067
Issuance of common stock warrant in connection with Capital Purchase Program				882					882
Cost associated with issuance of preferred stock and common warrant	(95)			(4)					(99)
Stock based compensation		—	—		61	—	—		61
Stock options exercised		1,892	7		16	—	—		23
Issuance of restricted stock		1,500	5		19	—	—		24
Preferred stock accretion	150					(150)
Cash dividends on preferred stock						(745)			(745)
Cash dividends ($ .73 per share)		—	—		—	(2,078)	—		(2,078)

BALANCE—December 31, 2009	17,122	2,847,881	9,968	878	25,803	29,555	1,049		84,375
Unrealized loss, net of income tax expense of $1,691		—	—		—	—	(2,701)	$(2,701)	(2,701)
Net income		—	—		—	860	—	860	860

Total comprehensive loss								$(1,841)

Stock based compensation		—	—		36	—	—		36
Stock options exercised		1,960	6		13	—	—		19
Preferred stock accretion	166					(166)
Cash dividends on preferred stock						(897)			(897)
Cash dividends ($ .28 per share)		—	—		—	(798)	—		(798)

BALANCE—December 31, 2010	$17,288	2,849,841	$9,974	$878	$25,852	$28,554	$(1,652)		$80,894

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$860	$1,502	$3,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,365	1,351	1,342
Amortization of premium on investment securities, net	2,084	940	110
Provision for loan losses	12,980	11,100	2,450
Deferred income taxes	(1,732)	(3,918)	(746)
(Gain) loss on sale of securities	(5,508)	(2,565)	(218)
Impairment charge on community bank trust services investment	—	37	100
Stock based compensation	36	85	212
Loss on sale of real estate and repossessions acquired in settlement of loans	1,004	1,156	93
Loss on disposal of premises and equipment	11	15	23
Increase in accrued interest receivable	(276)	(304)	(207)
Income from bank owned life insurance	(297)	(310)	(316)
Origination of loans held for sale	(35,452)	—	—
Proceeds from sale of loans held for sale	31,316	—	—
(Increase) decrease in other assets	(342)	(4,010)	1,037
(Decrease) increase in accrued interest payable	(490)	(1,768)	364
(Decrease) increase in other liabilities	2,130	(13)	(1,737)

Net cash provided by operating activities	7,689	3,298	5,926

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities classified as available-for-sale	191,192	120,310	34,839
Proceeds from maturities of investment securities classified as available-for-sale	55,657	55,613	28,580
Purchases of investment securities classified as available-for-sale	(281,964)	(227,680)	(120,907)
Redemption (purchase) of Federal Home Loan Bank common stock	545	(1,257)	(1,477)
Proceeds from disposal of premises and equipment	—	12	—
Purchases of premises and equipment	(2,285)	(970)	(2,652)
Purchase of real estate in settlement of foreclosed property	—	—	(145)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans	2,775	2,801	223
Net loan originations	(2,568)	(51,937)	(89,069)

Net cash used in investing activities	(36,648)	(103,108)	(150,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,211	125,578	102,791
Net increase (decrease) in borrowings	2,099	(39,806)	40,542
Dividends paid to common shareholders	(1,118)	(2,078)	(2,096)
Dividends paid on preferred stock	(897)	(745)	—
Repurchase of common stock	—	—	(1,759)
Net proceeds from stock options exercised	19	23	—
Net proceeds from issuance of preferred stock and warrant to purchase common stock	—	17,850	—

Net cash provided by financing activities	31,314	100,822	139,478

Increase (decrease) in cash and cash equivalents	2,355	1,012	(5,204)
Cash and cash equivalents at beginning of year	17,811	16,799	22,003

Cash and cash equivalents at end of year	$20,166	$17,811	$16,799

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Unrealized gains on available-for-sale securities, net of deferred taxes	$(2,702)	$(205)	$1,722

Transfer from long-term to short-term borrowings	$6,500	$5,000	$—

Cash dividends declared but not paid	$199	$520	$519

Transfer from investments to other assets	$250	$—	$—

Transfer from loans to real estate and repossessions acquired in settlement of loans	$3,270	$5,676	$3,829

Transfer from real estate and repossessions acquired in settlement of loans to bank premises and equipment	$398	$—	$—

Record postretirement benefit related to split-dollar insurance	$—	$—	$387

Payable, settlement for securities purchased	$—	$—	$53,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,378	$15,925	$18,461

Taxes paid	$1,792	$3,455	$1,905

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DECEMBER 31, 2010 and 2009

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

(G)    Loans Held for Sale

Loans held for sale represent residential real estate loans originated by the mortgage department. Generally, commitments to sell these loans are made after the intent to proceed with mortgage applications are initiated with borrowers, and all necessary components of the loan are approved according to secondary market underwriting by the investor that purchases the loan. Loans held for sale are recorded at fair value when loans are originated and subsequently measured at the lower of cost or fair value. The Company is exposed to certain risks relating to its ongoing mortgage origination business. The Company enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments are based on current secondary market pricing and included on the balance sheet in the loans held for sale and on the income statement in gain on sale of mortgages. The balance of forward loan sales commitments is deemed insignificant. The gains and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement.

(H)    Allowance for Loan Losses

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

In evaluating the allowance for loan losses, the Company prepares an analysis of its current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Homogeneous loan groups are assigned risk factors based on their perceived loss potential, current economic conditions and on their respective risk ratings. The probability of loss is increased as the risk grade increases within each risk grouping to more accurately reflect the Bank’s exposure in that particular group of loans. The Bank utilizes a system of eight—possible risk ratings. The risk ratings are established based on perceived probability of loss. Most loans risk rated “substandard”, “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment. Some smaller loans risk rated “substandard”, “doubtful” and “loss” with balances less than $100 thousand are not removed from their homogeneous group and individually analyzed for impairment. Other groups of loans based on loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

A portion of the Bank’s allowance for loan losses is not allocated to any specific category of loans. This general portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the portion determined through general qualitative and quantitative internal and external factors, the general portion may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. The Company has identified an acceptable range for this general portion to be 5% to 15% of the total reserve. While the Company believes that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Unsecured loans are charged-off against the Company’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount. Generally, if the loan is unsecured the loan must be charged-off in full while if it is secured the loan is charged down to the net liquidation value of the collateral.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

(I)    Real Estate and Repossessions Acquired in Settlement of Loans

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

(J)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw $184.0 million and $177.7 million of advances from the FHLB at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Company had outstanding advances totaling $42.5 million and $41.0 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2010 and 2009, the Company owned 45,708 and 51,160 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

(K)    Premises and Equipment

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

(L)    Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, overnight sweep accounts, federal funds purchased and short-term FHLB advances.

(M)    Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $34.5 million on December 31, 2010, compared to $21.0 million long-term FHLB advances on December 31, 2009.

(N)    Income Taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and gives current recognition to changes in tax rates and laws.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

Tax positions are analyzed in accordance with generally accepted accounting principles and are discussed in Note 6. Interest recognized as a result of our analysis of tax positions would be classified as interest expense. Penalties would be classified as noninterest expense.

(O)    Advertising Costs

Advertising costs are expensed as incurred.

(P)    Stock Option Plan

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

(Q)    Net Income Per Share

Basic net income per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of basic net income per share, unvested restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no affect on diluted weighted-average shares outstanding for the years ended December 31, 2010 and December 31, 2009. Diluted weighted-average shares outstanding increased 2 thousand shares for 2008 due to the dilutive impact of restricted stock.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted-average shares outstanding did not increase for 2010 and increased 1 thousand and 3 thousand shares for 2009 and 2008, respectively, due to the dilutive impact of options. As of December 31, 2010 and 2009 the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the period.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share.

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net loss per share	$(203)	2,850	$(0.07)

Effect of dilutive securities	—	—

Diluted net loss per share	$(203)	2,850	$(0.07)

At December 31, 2010, there were 29 thousand options outstanding and a warrant covering 145 thousand shares which would have had an anti-dilutive affect on the loss per share.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

(R)    Comprehensive Income

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

	2010	2009	2008
Unrealized gains arising during the period	$1,116	$2,232	$3,018
Tax expense	(430)	(860)	(1,163)
Reclassification to realized gains	(5,508)	(2,565)	(218)
Tax expense	2,121	988	85

Other comprehensive income (loss)	$(2,701)	$(205)	$1,722

(S)    New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments had no impact on the financial statements.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. Disclosures about Troubled Debt Restructurings (“TDRs”) required by the update have been deferred by an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011. See Note 4.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(T)    SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

2.    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification (dollars in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:	(Dollars in Thousands)
Government-sponsored enterprises and FFCB bonds	$25,466	$183	$(868)	$24,781
Obligations of states and political subdivisions	12,818	240	(80)	12,978
Mortgage-backed securities	150,850	837	(1,597)	150,090
SBA-backed securities	57,362	258	(767)	56,853
Corporate bonds	29,387	77	(937)	28,527

	$275,883	$1,595	$(4,249)	$273,229

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:	(Dollars in Thousands)
Government-sponsored enterprises and FFCB bonds	$36,141	$69	$(367)	$35,843
Obligations of states and political subdivisions	45,242	997	(217)	46,022
Mortgage-backed securities	116,829	1,844	(537)	118,136
SBA-backed securities	32,338	359	(32)	32,665
Corporate bonds	6,044	—	(184)	5,860
Equity securities	1,000	—	(194)	806

	$237,594	$3,269	$(1,531)	$239,332

Gross realized gains and losses on sales of securities for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	2010	2009	2008
Gross realized gains	$5,943	$2,579	$256
Gross realized losses	(435)	(14)	(38)

Net realized (losses) gains	$5,508	$2,565	$218

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

Impairment of Certain Investments in Debt and Equity Securities. The following tables set forth the amount of unrealized losses at December 31, 2010 and 2009 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer (dollars in thousands).

December 31, 2010

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$17,410	$868	$—	$—	$17,410	$868
Obligations of states and political subdivisions	3,548	80	—	—	3,548	80
Mortgage-backed securities	99,549	1,597	—	—	99,549	1,597
SBA-backed securities	31,963	767	—	—	31,963	767
Corporate bonds	20,815	654	1,717	283	22,532	937

Total	$173,285	$3,966	$1,717	$283	$175,002	$4,249

December 31, 2009

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises and FFCB bonds	$18,431	$367	$—	$—	$18,431	$367
Obligations of states and political subdivisions	7,315	96	3,118	121	10,433	217
Mortgage-backed securities	46,771	536	102	1	46,873	537
SBA-backed securities	9,688	32	—	—	9,688	32
Corporate bonds	3,354	154	2,505	30	5,859	184
Equity securities	—	—	806	194	806	194

Total	$85,559	$1,185	$6,531	$346	$92,090	$1,531

As of December 31, 2010 and 2009, management has concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above, except for equity securities, are on debt securities that have contractual maturity dates and are primarily related to market interest rates. Losses on obligations of states and political subdivisions are also related to lack of liquidity and demand in the general investment market. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

At December 31, 2010 and December 31, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $4.6 million and $5.1 million, respectively. The FHLB paid a dividend for the third quarter of 2010 with an annualized rate of 0.39%. The dividend rate was equal to the average three month LIBOR for the period of July 1, 2010 to September 30, 2010, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2010 or December 31, 2009. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2010 by remaining contractual maturity are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$2,000	$1,972
Due in five through ten years	16,108	15,982
Due after ten years	7,358	6,827
Obligations of states and political subdivisions:
Due in one year or less	370	373
Due in one through five years	252	253
Due in five through ten years	5,203	5,354
Due after ten years	6,993	6,998
Mortgage-backed securities:
Due in five through ten years	4,307	4,551
Due after ten years	146,543	145,539
SBA-backed securities:
Due in five through ten years	5,889	5,973
Due after ten years	51,473	50,880
Corporate bonds:
Due in one year or less	8,779	8,712
Due in five through ten years	17,421	16,767
Due after ten years	3,187	3,048

Total securities	$275,883	$273,229

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

Securities with an amortized cost of $212.2 million at December 31, 2010 are pledged as collateral. Of this total, amortized cost of $52.9 million and fair value of $52.2 million are pledged as collateral for FHLB advances.

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
SBA-backed securities:
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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

3.    LOANS

Loans at December 31, 2010 and 2009 classified by type are as follows (dollars in thousands):

	2010	2009
Real estate loans:
Construction and land development	$90,267	$126,032
Secured by farmland	26,694	25,025
Secured by residential properties	120,183	110,754
Secured by nonfarm, nonresidential properties	218,028	199,501
Consumer installment	4,096	4,243
Credit cards and related plans	2,261	2,452
Commercial and all other loans:
Commercial and industrial	60,242	65,949
Loans to finance agricultural production	28,217	25,481
All other loans	17,863	18,626

	567,851	578,063
Less deferred fees and costs, net	220	272

	$567,631	$577,791

Included in the above:
Nonaccrual loans	$15,896	$13,344
Restructured loans[1]	6,193	1,353

1.	Restructed loans includes loans restructured and still accruing. The Company is not committed to advance additional funds on restructured loans.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

At December 31, 2010, the recorded investment in loans that are considered to be impaired is $26.3 million; of this total, $13.2 million had allowance for loan losses allocated to these loans in the amount of $2.4 million. At December 31, 2010 $11.8 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $7.3 million. At December 31, 2009, the recorded investment in loans that were considered to be impaired was $23.9 million; of this total, $8.7 million had allowance for loan losses allocated to these loans in the amount of $2.0 million. At December 31, 2009 $5.8 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $3.1 million and therefore did not require allocated reserves.

The average recorded investment in loans that are considered to be impaired during the year ended December 31, 2010 is $31.2 million. For the year ended December 31, 2010, the Company recognized approximately $0.6 million of interest income on impaired loans.

The average recorded investment in loans that were considered to be impaired during the year ended December 31, 2009 was $21.9 million. For the year ended December 31, 2009, the Company recognized approximately $0.3 million of interest income on impaired loans.

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

At December 31, 2010 and 2009, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $55.5 million and $54.0 million, respectively.

Loans with a book value of approximately $30.1 million at December 31, 2010 are pledged as eligible collateral for FHLB advances.

4.    CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 follows (dollars in thousands):

	December 31,
	2010	2009	2008
Beginning balance	$9,725	$5,931	$4,083
Provision for loan losses	12,980	11,100	2,450
Recoveries	287	260	97
Loans charged off	(9,745)	(7,566)	(699)

Ending balance	$13,247	$9,725	$5,931

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the year ending December 31, 2010 (dollars in thousands):

Allowance for Loan Losses

As of December 31, 2010

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
Beginning balance	$4,623	$25	$2,383	$541	$23	$13	$523	$16	$169	$1,409	$9,725
Charge-offs	(5,977)	(—)	(2,022)	(213)	(54)	(11)	(1,191)	(—)	(277)	(—)	(9,745)
Recoveries	111	—	19	—	7	1	19	—	130	—	287
Provisions	7,411	3	3,070	679	36	18	1,531	2	117	113	12,980

Ending Balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247

Ending Balance
Individually evaluated for impairment	$803	$—	$916	$546	$—	$—	$102	$—	$—	$—	$2,367

Ending Balance
Collectively evaluated for impairment	$5,365	$28	$2,534	$461	$12	$21	$780	$18	$139	$1,522	$10,880

Loans
Ending Balance	$90,145	$26,661	$120,278	$217,709	$4,209	$2,261	$60,238	$28,215	$17,915	$—	$567,631

Ending Balance: individually evaluated for impairment	$15,940	$—	$6,103	$3,812	$—	$—	$397	$—	$—	$—	$26,252

Ending Balance: collectively evaluated for impairment	$74,205	$26,661	$114,175	$213,897	$4,209	$2,261	$59,841	$28,215	$17,915	$—	$541,379

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

Loans are closely monitored by management for changes in quality. This monitoring includes assessing the appropriateness of the credit quality indicator in relation to the risk of the loan. Management uses the following indicators to grade the risk of each loan.

Pass: The primary source of repayment for pass loans is very likely to be sufficient, with secondary sources readily available; strong financial position; minimal risk; profitability, liquidity and capitalization are better than industry norms.

Weak Pass: The asset quality for weak pass assets is generally acceptable. Primary source of loan repayment is acceptable and secondary sources are likely to be realized, if needed; acceptable business credit, but borrowers operations, cash flow, or financial condition evidence more than average risk; requires above average levels of supervision and attention from Loan Officer. The source of increased risk has been identified, can be effectively managed/corrected, and the increased risk is not significant to warrant a more severe rating.

Special Mention: A special mention asset is considered to be high risk due to potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard: Loans rated as substandard are considered to be very high risk. A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The following table presents loans as of December 31, 2010 classified by risk type (dollars in thousands):

Credit Quality Indicators

As of December 31, 2010

	Pass	Weak Pass	Special Mention	Substandard	Total
Real Estate—Construction and Land Development Loans	$35,356	$27,978	$9,466	$17,345	$90,145
Real Estate—Secured by Farmland	17,869	6,294	2,495	3	26,661
Real Estate—Secured by Residential Properties	64,457	43,364	3,469	8,988	120,278
Real Estate—Secured by Nonfarm Nonresidential	94,208	96,287	20,107	7,107	217,709
Consumer Installment	2,466	1,460	265	18	4,209
Credit Cards and Related Plans	1,211	869	89	92	2,261
Commercial and Industrial	33,416	22,805	3,292	725	60,238
Loans to Finance Agriculture Production	18,346	7,230	2,639	—	28,215
All Other Loans	8,442	9,341	119	13	17,915

Total	$275,771	$215,628	$41,941	$34,291	$567,631

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The following table summarizes the past due loans by category as of December 31, 2010 (dollars in thousands):

Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
Real Estate Construction and Land Development	$2,997	$929	$9,627	$13,553	$76,592	$90,145
Real Estate Secured by Farmland	—	—	—	—	26,661	26,661
Real Estate Secured by Residential Properties	251	389	2,526	3,166	117,112	120,278
Real Estate Secured by Nonfarm Nonresidential	545	—	919	1,464	216,245	217,709
Consumer Installment	35	6	5	46	4,163	4,209
Credit Cards and Related Plans	3	—	—	3	2,258	2,261
Commercial and Industrial	111	19	553	683	59,555	60,238
Loans to Finance Agricultural Production	—	—	—	—	28,215	28,215
All Other Loans	22	4	—	26	17,889	17,915

Total	$3,964	$1,347	$13,630	$18,941	$548,690	$567,631

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The following table presents impaired loans as of December 31, 2010 (dollars in thousands):

Impaired Loans

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real Estate Construction and Land Development	$9,212	$13,354	$—	$9,146	$190
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	2,700	2,972	—	3,909	81
Real Estate Secured by Nonfarm Nonresidential	1,029	1,097	—	5,662	117
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	218	217	—	385	8
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with no related allowance recorded	$13,159	$17,640	$—	$19,102	$396

With an allowance recorded:
Real Estate Construction and Land Development	$6,771	$9,497	$803	$6,571	$136
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	3,411	3,405	915	3,312	69
Real Estate Secured by Nonfarm Nonresidential	2,794	2,784	546	1,241	26
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	179	199	102	925	19
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with related allowance recorded	$13,155	$15,885	$2,366	$12,049	$250

Total
Construction and Land Development	$15,983	$22,851	$803	$15,717	$326
Residential	6,111	6,377	915	7,221	150
Commercial	4,220	4,297	648	8,213	170
Consumer	—	—	—	—	—

Total impaired loans	$26,314	$33,525	$2,366	$31,151	$646

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The following table presents nonaccrual loans as of December 31, 2010 by loan category (dollars in thousands):

Nonaccrual Loans

As of December 31, 2010

2010
Real Estate Construction and Land Development	$10,839
Real Estate Secured by Farmland	—
Real Estate Secured by Residential Properties	3,268
Real Estate Secured by Nonfarm Nonresidential	1,231
Consumer Installment	5
Credit Cards and Related Plans	—
Commercial and Industrial	553
Loans to Finance Agricultural Production	—
All Other Loans	—

Total	$15,896

5.    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2010 and 2009 are as follows (dollars in thousands):

	Cost	Accumulated Depreciation	Undepreciated Cost
December 31, 2010:
Land	$10,241	$—	$10,241
Land improvements	302	203	99
Buildings	18,993	5,430	13,563
Construction in progress	463	—	463
Furniture and equipment	7,253	4,983	2,270

Total	$37,252	$10,616	$26,636

December 31, 2009:
Land	$10,036	$—	$10,036
Land improvements	280	188	92
Buildings	17,492	4,866	12,626
Construction in progress	617	—	617
Furniture and equipment	6,399	4,441	1,958

Total	$34,824	$9,495	$25,329

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

6.    INCOME TAXES

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Current	Deferred*	Total
Year ended December 31, 2010:
Federal	$831	$(1,439)	$(608)
State	135	(293)	(158)

	$966	$(1,732)	$(766)

Year ended December 31, 2009:
Federal	$2,863	$(3,455)	$(592)
State	698	(463)	235

	$3,561	$(3,918)	$(357)

Year ended December 31, 2008:
Federal	$1,113	$(684)	$429
State	213	(62)	151

	$1,326	$(746)	$580

*	Included in deferred tax is release of valuation allowance adjustment of $62 thousand for year ending December 31, 2009 and $230 thousand for year ending December 31, 2008.

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Income taxes at statutory rate	$32	$389	$1,360
Increase (decrease) resulting from:
Effect of non-taxable interest income	(539)	(548)	(493)
Decrease in valuation allowance	(—)	(62)	(230)
Bank owned life insurance	(101)	(105)	(108)
State taxes, net of federal benefit	(105)	155	99
CAHEC tax credits	(145)	(144)	(122)
Other, net	92	(42)	74

Applicable income taxes	$(766)	$(357)	$580

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (dollars in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,107	$3,749
Unrealized loss associated with FNMA and FHLMC preferred stock	43	43
Postretirement benefits	282	282
Unrealized losses on available-for-sale investment securities	1,022	—
Unfunded postretirement benefits	12	11
Bank premises and equipment, principally due to differences in depreciation	75	49
Other	1,573	1,254

Total gross deferred tax assets	$8,114	$5,388
Valuation allowance	(43)	(43)

Total net deferred tax assets	8,071	5,345

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	—	—
Unrealized gains on securities available for sale	—	669
Other	143	171

Total gross deferred tax liabilities	143	840

Net deferred tax asset	$7,928	$4,505

The valuation allowance for deferred tax assets was $43 thousand at both December 31, 2010 and December 31, 2009. The valuation allowance required at December 31, 2010 and 2009 was for certain capital losses related to perpetual preferred stock issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them.

During 2010 and 2009, the Company recognized capital gains which decreased the valuation allowance. However the Company does not have plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset.

Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Years ended December 31, 2007 through December 31, 2009 remain open for audit for all major jurisdictions.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

7.    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	2010	WAR	2009	WAR
Sweep accounts	$3,509	1.00%	$2,910	1.00%
Advances from FHLB	8,000	2.42	20,000	0.81

Total short-term borrowings	11,509	1.98	22,910	0.84

Advances from FHLB	34,500	2.34	21,000	3.22

Total long-term obligations	34,500	2.34	21,000	3.22

Total borrowed funds	$46,009	2.25%	$43,910	1.98%

The average amount of short-term borrowings and the weighted average rates for the years ended December 31, 2010 and 2009 were $15.8 million and 1.52% and $52.3 million and 0.94%, respectively.

The following table details the maturities and rates of our long-term borrowings from the FHLB, as of December 31, 2010.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
February 29, 2008	Fixed rate	$5,000	4 years	3.18%	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	6,500	3 years	2.89	March 14, 2011
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
August 17, 2010	Fixed rate	3,000	4 years	1.49	August 18, 2014
August 17, 2010	Fixed rate	4,500	5 years	1.85	August 17, 2015
August 17, 2010	Fixed rate	2,500	6 years	2.21	August 17, 2016
August 20, 2010	Fixed rate	2,000	3 years	1.09	August 20, 2013
August 20, 2010	Fixed rate	3,000	4 years	1.48	August 20, 2014
August 20, 2010	Fixed rate	3,000	5 years	1.83	August 20, 2015
August 31, 2010	Fixed rate	1,500	1 years	0.36	August 31, 2011
September 1, 2010	Fixed rate	2,000	2 years	0.66	September 4, 2012

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The eligible residential 1-4 family first mortgage loans as of December 31, 2010, were $30.1 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had $52.2 million of investment securities held as collateral by the FHLB on advances as of December 31, 2010. The maximum month end balances were $42.5 million, $107.0 million and $80.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $31.0 million.

The Company enters into agreements with customers to transfer excess funds in demand accounts into repurchase agreements. Under the repurchase agreement, the Company sells the customer an interest in government-sponsored enterprise securities. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 125 basis points and has a floor of 50 basis points. Securities with a fair value of $6.2 million secured customer sweep accounts as of December 31, 2010.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

8.    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $451 thousand, $414 thousand and $391 thousand in 2010, 2009 and 2008, respectively. The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements.

In 2002, the Company adopted a supplemental executive retirement plan to provide benefits for members of management and directors. The liability was calculated by discounting the anticipated future cash flows for the years ended December 31, 2010 and 2009 at 5.50% and 6.25%, respectively. The liability accrued for this obligation was $2.6 million and $2.3 million at December 31, 2010 and 2009, respectively. Charges to income are based on changes in the cash value of insurance, which funds the liability. The related expense for the years ended December 31, 2010, 2009 and 2008 was $343 thousand, $216 thousand and $360 thousand, respectively.

The Company recognizes a liability for the future death benefit provided to certain employees in relation to the postretirement benefit related to split-dollar life insurance arrangements. A liability of $387 thousand was recorded on January 1, 2008 through a cumulative-effect adjustment to retained earnings and an additional $68 thousand was expensed during 2008. During 2010 the Company expensed $80 thousand and during 2009 the Company expensed $18 thousand. The liability amounted to $561 thousand and $473 thousand at December 31, 2010 and 2009, respectively. The calculation of the liability is based on the present value of the post-retirement cost of insurance.

The following tables provide information relating to the Company’s postretirement health care benefit plan using a measurement date of December 31 (dollars in thousands):

	2010	2009
Reconciliation of benefit obligation:
Net benefit obligation, January 1	$748	$746
Service cost	6	5
Interest cost	39	47
Actuarial (gain) loss	39	(17)
Benefit paid	(33)	(33)

Net benefit obligation, December 31	$799	$748

Fair value of plan assets	$—	$—

Funding status and net amount recognized in other liabilities	$799	$748

Net periodic postretirement benefit cost for 2010, 2009 and 2008 includes the following components (dollars in thousands):

	2010	2009	2008
Service cost	$6	$5	$5
Interest cost	39	47	42
Amortization of prior year service cost	(8)	(8)	(7)

Net periodic postretirement benefit cost	$37	$44	$40

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The following table presents assumptions relating to the plan at December 31, 2010 and 2009:

	2010	2009
Discount rate in determining benefit obligation	4.5%	5.3%
Annual health care cost trend rate	7.0%	7.0%
Ultimate medical trend rate	7.0%	7.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	13.6%	13.2%
Benefit obligation	12.5%	12.1%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(10.6)%	(11.0)%
Benefit obligation	(10.5)%	(10.2)%

9.    STOCK OPTION AND RESTRICTED STOCK PLANS

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Compensation cost charged to income for the years ended December 31, 2010 and 2009 was approximately $36 thousand and $48 thousand respectively, related to stock options. There was no expense related to restricted stock for the year ended December 31, 2010 and $37 thousand charged to income for the year ended December 31, 2009. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

There were no shares of non-vested restricted stock on December 31, 2010 or December 31, 2009.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

A summary of the status of stock options as of December 31, 2010, 2009, and 2008, and changes during the years then ended, is presented below:

	2010		2009		2008
	Number	Weighted Average Option Price	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	57,335	$28.31	59,227	$27.79	58,251	$28.22
Granted	—	—	—	—	6,100	24.50
Exercised	(1,960)	10.00	(1,892)	11.98	—	—
Expired	(26,862)	30.04	—	—	(5,124)	28.76

Options outstanding, end of year	28,513	$27.94	57,335	$28.31	59,227	$27.79

The following table summarizes information about the stock options outstanding at December 31, 2010:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding December 31, 2010	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding December 31, 2010	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$13.01 – $28.50	7,800	6.0	1,700	$13.25	1.0
$28.51 – $29.00	13,142	4.8	10,951	28.81	4.7
$29.01 – $32.60	7,571	6.2	2,498	32.60	6.2

	28,513	5.5	15,149	$27.69	4.5

The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2010 was less than $1 thousand. The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2009 was $2 thousand. Cash received for options exercised in 2010 was $19 thousand with an intrinsic value of $3 thousand. Cash received for options exercised in 2009 was $23 thousand with an intrinsic value of $10 thousand.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2010	2009	2008
Weighted average fair value of options granted during the year	n/a	n/a	$5.84

Assumptions:
Average risk free interest rate	n/a	n/a	3.52%
Average expected volatility	n/a	n/a	24.37%
Expected dividend rate	n/a	n/a	2.40%
Expected life in years	n/a	n/a	7.00

The total fair value of shares that contractually vested during 2010 and 2009 was $60 thousand and $276 thousand, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options and restricted stock grants will be recognized over the following periods:

Stock Options
(Dollars in thousands)
2011	$21
2012	8
2013	2

Total	$31

10.    DEPOSITS

At December 31, 2010 and 2009, certificates of deposit of $100,000 or more amounted to approximately $92.9 million and $198.4 million, respectively.

Time deposit accounts as of December 31, 2010, mature in the following years and amounts: 2011—$242.3 million; 2012—$68.8 million; 2013—$27.3 million; 2014—$6.6 million and 2015—$43.1 million.

For the years ended December 31, 2010, 2009 and 2008, interest expense on certificates of deposit of $100,000 or more amounted to approximately $2.5 million, $6.8 million and $8.7 million, respectively.

11.    LEASES

The Company has noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2010, 2009 and 2008 was $579 thousand, $485 thousand and $521 thousand, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2010 are as follows (dollars in thousands):

Year ending December 31,
2011	$536
2012	534
2013	536
2014	332
2015	225
Thereafter	734

Total minimum lease payments	$2,897

12.    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were approximately $401 thousand at December 31, 2010.

13.    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $103.4 million and standby letters of credit of $1.9 million.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

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

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$20,166	$20,166	$17,811	$17,811
Investment securities	273,229	273,229	239,332	239,332
FHLB stock	4,571	4,571	5,116	5,116
Accrued interest receivable	5,243	5,243	4,967	4,967
Net loans	554,384	550,614	568,066	565,178
Loans held for sale	4,136	4,136	—	—
Financial liabilities:
Deposits	$785,941	$790,105	$754,730	$759,647
Short-term borrowings	11,509	11,509	22,910	22,910
Accrued interest payable	631	631	1,121	1,121
Long-term obligations	34,500	34,954	21,000	21,210

The fair value of net loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This does not include consideration of liquidity that market participants would use to value such loans. The estimated fair values of deposits and long-term obligations at December 31 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. Refer to note 1(E) for investment securities fair value information. The fair value of off-balance sheet financial instruments is considered immaterial. As discussed in note 13, these off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments was $101 thousand, which is included in other assets. The Company had no interest rate lock commitments at December 31, 2009. Forward loan sale commitments have been deemed insignificant.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, the majority of the total impaired loans were evaluated based on the fair value of the

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$24,781	$—	$24,781	$—
Obligations of states and political subdivisions	12,978	—	12,978	—
Mortgage-backed securities	150,090	4,200	145,890	—
SBA-backed securities	56,853	55,422	1,431	—
Corporate bonds	28,527	—	26,811	1,716

Total Securities	$273,229	$59,622	$211,891	$1,716
Interest rate lock commitments	$101	$—	$—	$101
Total assets at fair value	$273,330	$59,622	$211,891	$1,817

December 31, 2009	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$35,843	$8,626	$24,737	$2,480
Obligations of states and political subdivisions	46,022	4,506	41,516	—
Mortgage-backed securities	118,136	9,361	108,775	—
SBA backed securities	32,665	26,363	6,302	—
Corporate bonds	5,860	—	3,989	1,871
Equity securities	806	806	—	—
Total Securities	$239,332	$49,662	$185,319	$4,351
Total assets at fair value	$239,332	$49,662	$185,319	$4,351

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

Assets recorded at fair value on a nonrecurring basis

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$11,077	$—	$3,027	$8,050
Real estate—secured by residential properties	3,834	—	3,666	168
Real estate—secured by nonfarm nonresidential properties	2,550	—	2,467	83
Commercial and industrial	77	—	—	77
Total impaired loans	$17,538	$—	$9,160	$8,378
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	$4,536	$—	$2,277	$2,259
Total assets at fair value	$22,074	$—	$11,437	$10,637

December 31, 2009	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$6,882	$—	$5,510	$1,372
Real estate—secured by residential properties	2,438	—	1,778	660
Real estate—secured by nonfarm nonresidential properties	951	—	427	524
Commercial and industrial	2,304	—	—	2,304
Total impaired loans	$12,575	$—	$7,715	$4,860
Real estate and repossessions acquired in settlement of loans
Real estate and repossessions acquired in settlement of loans	$5,438	$606	$1,657	$3,175
Total assets at fair value	$18,013	$606	$9,372	$8,035

As of December 31, 2010 there were $11.6 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2009. The bonds were transferred from Level 1 to Level 2 during 2010 because the December 31, 2009 pricing was based on the Company’s actual trades for the securities at initial purchase while the December 31, 2010 pricing was through a pricing system. As of December 31, 2009 there was one Level 3 investment security available for sale valued at $2.5 million based on its current book value. Prior to sale during 2010, the investment was transferred to Level 2 given that the valuation was based on a third party market valuation that was based on quoted prices for similar instruments in active markets. The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Available-for Sale Debt Securities
	(Dollars in thousands)
Balance, December 31, 2009	$2,480	$1,871	$4,351
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(155)	(155)
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	(2,480)	—	(2,480)
Balance, December 31, 2010	$—	$1,716	$1,716

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

	Government- sponsored enterprises and FFCB bonds	Obligations of states and political subdivisions	Mortgage- backed securities	Corporate Bonds	Available-for Sale Debt Securities
	(Dollars in thousands)
Balance, December 31, 2008	$—	$698	$8,374	$2,000	$11,072
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	—	—	—	(129)	(129)
Purchases, issuances, and settlements	2,480	—	—	—	2,480
Transfers in to/out of Level 3	—	(698)	(8,374)	—	(9,072)
Balance, December 31, 2009	$2,480	$—	$—	$1,871	$4,351

15.    REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2010, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$88,578	13.34%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	80,217	12.08	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	80,217	8.66	≥	4.00	≥	5.00
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	73,499	11.28	≥	8.00	≥	10.00
Tier 1 Capital (to Risk Weighted Assets)	65,335	10.03	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	65,335	7.53	≥	4.00	≥	5.00

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$88,578	13.34%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	80,217	12.08	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	80,217	8.66	≥	3.00	≥	5.00
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	91,371	14.02	≥	8.00	≥	10.00
Tier 1 Capital (to Risk Weighted Assets)	83,207	12.77	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	83,207	9.59	≥	3.00	≥	5.00

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

16. ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2010 and 2009, and the related condensed statements of income and cash flows for the years ended December 31, 2010, 2009, and 2008 are as follows:

CONDENSED BALANCE SHEETS (dollars in thousands)

	2010	2009
Assets
Cash	$—	$17,872
Receivable from subsidiary	199	520
Investment in subsidiary	80,894	66,503

Total assets	$81,093	$84,895

Liabilities and Shareholders’ Equity
Dividends payable	$199	$520

Total liabilities	199	520

Total shareholders’ equity	80,894	84,375

Total liabilities and shareholders’ equity	$81,093	$84,895

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

CONDENSED STATEMENTS OF INCOME (dollars in thousands)

	2010	2009	2008
Dividends from bank subsidiary	$1,695	$2,823	$3,864
Equity in undistributed income (losses) of subsidiary	(835)	(1,321)	(445)

Net income	$860	$1,502	$3,419

CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$860	$1,502	$3,419
Undistributed (income) losses of subsidiary	835	1,321	445
Net change in other assets & other liabilities	321	(1)	(8)
Stock based compensation	36	85	212

Net cash provided by operating activities	2,052	2,907	4,068

INVESTING ACTIVITIES:
Payment for investments in subsidiary	(17,927)	(85)	(10,793)

Net cash used by investing activities	(17,927)	(85)	(10,793)

FINANCING ACTIVITIES:
Repurchase of common stock	—	—	(1,759)
Proceeds from issuance of common stock	19	23	—
Proceeds from issuance of preferred stock	—	17,850	—
Cash dividends paid	(2,016)	(2,823)	(2,096)

Net cash provided (used) in financing activities	(1,997)	15,050	(3,855)

Net change in cash	$(17,872)	$17,872	$(10,580)

17.    RELATED PARTY TRANSACTIONS

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

Loans at December 31, 2010 and 2009 include loans to officers and directors and their associates totaling approximately $4.2 million and $4.4 million, respectively. During 2010, $0.2 million in loans were disbursed to officers, directors and their associates and principal repayments of $0.4 million were received on such loans.

18.    U.S. TREASURY’S TROUBLED ASSET RELIEF PROGRAM (TARP) CAPITAL PURCHASE PROGRAM

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010 and 2009

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

In connection with the above evaluation of our disclosure controls and procedures no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

ECB’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. This report appears on the following page.

/S/ A. DWIGHT UTZ	/S/ THOMAS M. CROWDER
A. Dwight Utz	Thomas M. Crowder
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ECB Bancorp, Inc. and Subsidiary

We have audited ECB Bancorp, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ECB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ECB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2010, and our report dated March 15, 2011, expressed an unqualified opinion on those consolidated financial statements.

Greenville, North Carolina

March 15, 2011

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers“ in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board—General” and “—Audit Committee” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

Code of Ethics.    Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Corporate Governance—Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

Item 11.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the heading “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation arrangements which were in effect on December 31, 2010, and under which shares of our common stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION(1)
Plan category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Exercise Price of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by our security holders	28,513	(1)	$27.94	189,900	(2)
Equity compensation plans not approved by our security holders	-0-		N/A	-0-
Total	28,513		$27.94	189,900

(1)	Reflects the number of shares that are subject to outstanding, unexercised options previously granted under both our Omnibus Stock Ownership and Long-Term Incentive Plan (which expired during January 2008), and our 2008 Omnibus Equity Plan (which was approved by our shareholders at our 2008 Annual Meeting).
(2)	Reflects the number of shares that remained available for future issuance under the 2008 Omnibus Equity Plan on December 31, 2010. The Omnibus Stock Ownership and Long-Term Incentive Plan expired by its terms during January 2008 and no further awards may be granted under it.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons, and our policies and procedures for reviewing and approving related person transactions, is incorporated by reference from the information under the caption “Transactions with Related Persons” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

Director Independence.    Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

Item 14.     Principal Accounting Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from the information under the caption “Services and Fees During 2010 and 2009” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) Financial Statements.    The following financial statements are included in Item 8 of this Report:

Report of Dixon Hughes PLLC

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements—December 31, 2010 and 2009

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

Date: March 15, 2011	ECB BANCORP, INC.

	By:	/S/ A. DWIGHT UTZ
A. Dwight Utz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ A. DWIGHT UTZ A. Dwight Utz	President and Chief Executive Officer (principal executive officer)	March 15, 2011

/S/ THOMAS M. CROWDER Thomas M. Crowder	Executive Vice President and Chief Financial Officer (principle financial and accounting officer)	March 15, 2011

/S/ GEORGE T. DAVIS George T. Davis, Jr.	Vice Chairman	March 15, 2011

/S/ GREGORY C. GIBBS Gregory C. Gibbs	Director	March 15, 2011

/S/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 15, 2011

/S/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 15, 2011

/S/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 15, 2011

/S/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 15, 2011

/S/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 15, 2011

/S/ MICHAEL D. WEEKS Michael D. Weeks	Director	March 15, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.01	Registrant’s Articles of Incorporation, as amended (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

3.02	Registrant’s Bylaws (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

4.01	Specimen common stock certificate (incorporated by reference from Exhibits to Registration Statement on Form S-1, Reg. No. 333-128843)

4.02	Specimen Series A Preferred Stock certificate (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

4.03	Warrant dated January 16, 2009, for the purchase of shares of Common Stock (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.01	Letter Agreement dated January 16, 2009, between the Registrant and the United States Department of the Treasury (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.02	Employment Agreement between A. Dwight Utz, the Bank and the Registrant (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated August 26, 2009)

10.03	Capital Purchase Program Compliance Agreement between Arthur H. Keeney III and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.04	Amended and Restated Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.05	Capital Purchase Program Compliance Agreement between J. Dorson White, Jr. and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.06	Amended and Restated Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)

10.07	Capital Purchase Program Compliance Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.08	Severance and Change in Control Agreement, as amended, between James J. Burson and the Bank (filed herewith)

10.09	Severance and Change in Control Agreement between Thomas M. Crowder and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated March 28, 2010)

10.10	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.11	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated April 16, 2008)

10.12	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)

10.13	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Registration Statement on Form S-8, Reg. No. 333-77689)

10.14	Restricted Stock Award Agreement between A. Dwight Utz and the Registrant (incorporated by reference from Exhibits to Registrant’s September 30, 2009, Quarterly Report on Form 10-Q)

10.15	Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

Exhibit No.	Description of Exhibit
10.16	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.17	Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.18	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.19	Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)

10.20	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.21	Split-Dollar Life Insurance Agreement between the Bank and Arthur H. Keeney III (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.22	Split-Dollar Life Insurance Agreement between the Bank and J. Dorson White, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.23	Split-Dollar Life Insurance Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)

10.24	Form of Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.25	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Arthur H. Keeney III, Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.26	Form of Director Supplemental Retirement Plan Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.27	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and Gregory C. Gibbs, J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.29	Form of Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.29	Form of Amendment to Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)

10.30	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., Gregory C. Gibbs, John F. Hughes, Jr., Arthur H. Keeney III, J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)

10.31	The East Carolina Bank Incentive Plan (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

21.01	List of Registrant’s subsidiaries (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

23.01	Consent of Dixon Hughes PLLC (filed herewith)

31.01	Certification of Chief Executive Officer (pursuant to Rule 13a-14) (filed herewith)

31.02	Certification of Chief Financial Officer (pursuant to Rule 13a-14) (filed herewith)

Exhibit No.	Description of Exhibit
32.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. Section 1350) (filed herewith)

99.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section III of EESA) (filed herewith)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO THOMAS M. CROWDER,

CHIEF FINANCIAL OFFICER, AT ECB BANCORP, INC., P.O. BOX 337, ENGELHARD,

NORTH CAROLINA 27824.