Form 10-Q
period 2011-03-31
ECB BANCORP INC
filed 2011-05-16
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

(252) 925-5501

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 11, 2011, there were 2,849,841 outstanding shares of Registrant’s common stock.

This Form 10-Q has 51 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010*
Assets
Non-interest bearing deposits and cash	$10,176	$11,731
Interest bearing deposits	30	20
Overnight investments	—	8,415

Total cash and cash equivalents	10,206	20,166

Investment securities
Available-for-sale, at market value (cost of $307,812 and $275,883 at March 31, 2011 and December 31, 2010, respectively)	304,975	273,229

Loans held for sale	623	4,136

Loans	546,641	567,631
Allowance for loan losses	(15,219)	(13,247)

Loans, net	531,422	554,384

Real estate and repossessions acquired in settlement of loans, net	7,258	4,536
Federal Home Loan Bank common stock, at cost	4,571	4,571
Bank premises and equipment, net	26,716	26,636
Accrued interest receivable	4,808	5,243
Bank owned life insurance	9,028	8,954
Other assets	16,964	18,014

Total	$916,571	$919,869

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$106,898	$104,932
Demand, interest bearing	251,474	262,977
Savings	36,314	29,938
Time	392,068	388,094

Total deposits	786,754	785,941

Accrued interest payable	639	631
Short-term borrowings	17,421	11,509
Long-term obligations	27,500	34,500
Other liabilities	5,044	6,394

Total liabilities	837,358	838,975

Shareholders’ equity
Preferred stock, Series A	17,329	17,288
Common stock, par value $3.50 per share	9,974	9,974
Capital surplus	25,858	25,852
Warrants	878	878
Retained earnings	27,006	28,554
Accumulated other comprehensive loss	(1,832)	(1,652)

Total shareholders’ equity	79,213	80,894

Total	$916,571	$919,869

Common shares outstanding	2,849,841	2,849,841
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Results of Operations

For the three months ended March 31, 2011 and 2010

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$7,357	$7,632
Interest on investment securities:
Interest exempt from federal income taxes	128	462
Taxable interest income	1,937	1,897
Dividend income	9	27
Other interest income	7	2

Total interest income	9,438	10,020

Interest expense:
Deposits:
Demand accounts	557	317
Savings	53	12
Time	1,811	2,489
Short-term borrowings	69	56
Long-term obligations	180	151

Total interest expense	2,670	3,025

Net interest income	6,768	6,995
Provision for loan losses	3,930	3,000

Net interest income after provision for loan losses	2,838	3,995

Noninterest income:
Service charges on deposit accounts	765	823
Other service charges and fees	244	265
Mortgage origination fees	326	212
Net gain on sale of securities	26	1,289
Income from bank owned life insurance	74	74
Other operating income (expense)	(4)	5

Total noninterest income	1,431	2,668

Noninterest expenses:
Salaries	2,564	2,319
Retirement and other employee benefits	676	730
Occupancy	483	457
Equipment	559	467
Professional fees	271	288
Supplies	51	52
Telephone/data communications	169	183
FDIC insurance	326	333
Other outside services	181	118
Net cost of real estate and repossessions acquired in settlement of loans	18	334
Other operating expenses	946	957

Total noninterest expenses	6,244	6,238

Income (loss) before income taxes	(1,975)	425
Income tax benefit	(891)	(62)

Net income (loss)	(1,084)	487

Preferred stock dividends	224	224
Accretion of discount	41	41

Income (loss) available to common shareholders	($1,349)	$222

Net income (loss) per share - basic	($0.47)	$0.08

Net income (loss) per share - diluted	($0.47)	$0.08

Weighted average shares outstanding - basic	2,849,841	2,848,839

Weighted average shares outstanding - diluted	2,849,841	2,848,969

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2011 and 2010

(Dollars in thousands, except per share data)

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrants	surplus	earnings	income	income	Total
Balance January 1, 2010	$17,122	2,847,881	$9,968	$878	$25,803	$29,555	$1,049		$84,375

Unrealized loss, net of income tax benefit of $ 110							(176)	$(176)	(176)

Net income						487		487	487

Total comprehensive income								$311

Stock based compensation			—		11				11

Stock options exercised		1,960	6		13				19

Preferred stock accretion	41					(41)			—

Cash dividends on preferred stock						(224)			(224)

Cash dividends ($0.07 per share)						(200)			(200)

Balance March 31, 2010	$17,163	2,849,841	$9,974	$878	$25,827	$29,577	$873		$84,292

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive	Comprehensive
	Series A	Number	Amount	warrants	surplus	earnings	loss	loss	Total
Balance January 1, 2011	$17,288	2,849,841	$9,974	$878	$25,852	$28,554	$(1,652)		$80,894

Unrealized loss, net of income tax benefit of $ 70							(113)	$(113)	(113)

Post retirement health insurance benefit adjustment, net of income tax benefit of $ 42							(67)	(67)	(67)

Net loss						(1,084)		(1,084)	(1,084)

Total comprehensive income								$(1,264)

Stock based compensation					6				6

Preferred stock accretion	41					(41)			—

Cash dividends on preferred stock						(224)			(224)

Cash dividends ($0.07 per share)						(199)			(199)

Balance March 31, 2011	$17,329	2,849,841	$9,974	$878	$25,858	$27,006	$(1,832)		$79,213

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

(Dollar amounts in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,084)	$487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	374	317
Amortization of premium on investment securities, net	749	337
Provision for loan losses	3,930	3,000
Gain on sale of securities	(26)	(1,289)
Stock based compensation	6	11
Decrease in accrued interest receivable	435	261
(Gain) loss on sale of real estate and repossessions acquired in settlement of loans	(13)	405
Income from Bank owned life insurance	(74)	(74)
Originations of mortgage loans held for sale	(15,910)	(627)
Proceeds from sale of loans held for sale	19,423	—
Decrease in other assets	1,162	168
(Decrease) increase in accrued interest payable	8	(79)
Decrease in other liabilities, net	(1,459)	(38)

Net cash provided by operating activities	7,521	2,879

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	4,902	47,243
Proceeds from maturities of investment securities classified as available-for-sale	10,991	14,599
Purchases of investment securities classified as available-for-sale	(48,545)	(19,614)
Purchases of premises and equipment	(454)	(102)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	802	561
Net loan originations (repayments)	15,521	(2,066)

Net cash provided (used) by investing activities	(16,783)	40,621

Cash flows from financing activities:
Net increase in deposits	813	18,197
Net decrease in borrowings	(1,088)	(8,533)
Dividends paid to common shareholders	(199)	(520)
Dividends paid on preferred stock	(224)	(224)
Net proceeds from issuance of common stock	—	19

Net cash provided (used) by financing activities	(698)	8,939

Increase (decrease) in cash and cash equivalents	(9,960)	52,439
Cash and cash equivalents at beginning of period	20,166	17,811

Cash and cash equivalents at end of period	$10,206	$70,250

Cash paid during the period:
Interest	$2,662	$3,104
Taxes	—	—

Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$199	$199
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(113)	(176)
Transfer from loans to real estate and repossessions acquired in settlement of loans	3,511	497
Transfer from long-term to short-term borrowings	7,000	6,500
Transfer from investments to other assets	—	250

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Unsecured loans are charged-off in full against the Company’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount.

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

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the three months ended March 31, 2011 and March 31, 2010.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted average shares outstanding did not increase for the three month ended March 31, 2011 as there was no dilutive impact of options for the period. For the three months ended March 31, 2010, diluted weighted average shares outstanding increased by 130 due to the dilutive impact of options. As of March 31, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive. There were 55,375 options outstanding for the three months ended March 31, 2010, with an exercise price above the average market value of the Company’s stock for that period. As of March 31, 2010, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share because its exercise price exceeded the average market price of the company’s stock for the periods.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share.

	Three months ended March 31, 2011 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net loss per share	$(1,349)	2,849,841	$(0.47)

Effect of dilutive securities	—	—

Diluted net loss per share	$(1,349)	2,849,841	$(0.47)

	Three months ended March 31, 2010 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic net income per share	$222	2,848,839	$0.08

Effect of dilutive securities	—	130

Diluted net income per share	$222	2,848,969	$0.08

(3) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the three months ended March 31, 2011 and 2010 includes the following components.

	Three months ended March 31,
Components of Net Periodic Benefit Cost	2011	2010
	(Dollars in thousands)
Service cost	$2	$1
Interest cost	9	10
Prior service cost	—	(2)

Net periodic postretirement benefit cost	$11	$9

The Company expects to contribute $43 thousand to its postretirement benefit plan in 2011. No contributions were made in the first quarter of 2011.

(4) Investment Securities

The following is a summary of the securities portfolio by major classification:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$23,266	$69	$(829)	$22,506

Obligations of states and political subdivisions	12,407	279	(19)	12,667

Mortgage-backed securities	164,499	730	(1,431)	163,798

SBA-backed securities	78,328	250	(858)	77,720

Corporate bonds	29,312	173	(1,201)	28,284

	$307,812	$1,501	$(4,338)	$304,975

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$25,466	$183	$(868)	$24,781

Obligations of states and political subdivisions	12,818	240	(80)	12,978

Mortgage-backed securities	150,850	837	(1,597)	150,090

SBA-backed securities	57,362	258	(767)	56,853

Corporate bonds	29,387	77	(937)	28,527

	$275,883	$1,595	$(4,249)	$273,229

Gross realized gains and losses on sales of securities for the three months ended March 31, 2011 and March 31, 2010 were as follows (dollars in thousands):

	Three months ended March 31, (Dollars in thousands)
	2011	2010

Gross realized gains	$26	$1,289

Gross realized losses	—	—

Net realized (losses) gains	$26	$1,289

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following tables set forth the amount of unrealized losses at March 31, 2011 and December 31, 2010 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer.

March 31, 2011

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Government-sponsored enterprises and FFCB bonds	$17,433	$829	$—	$—	$17,433	$829

Obligations of states and political subdivisions	1,729	19	—	—	1,729	19

Mortgage-backed securities	93,738	1,431	—	—	93,738	1,431

SBA-backed securities	36,213	858	—	—	36,213	858

Corporate bonds	23,411	525	1,324	676	24,735	1,201

Total	$172,524	$3,662	$1,324	$676	$173,848	$4,338

December 31, 2010

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Government-sponsored enterprises and FFCB bonds	$17,410	$868	$—	$—	$17,410	$868

Obligations of states and political subdivisions	3,548	80	—	—	3,548	80

Mortgage-backed securities	99,549	1,597	—	—	99,549	1,597

SBA-backed securities	31,963	767	—	—	31,963	767

Corporate bonds	20,815	654	1,717	283	22,532	937

Total	$173,285	$3,966	$1,717	$283	$175,002	$4,249

As of March 31, 2011 and December 31, 2010, management concluded that the unrealized losses presented above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover their cost. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. Municipal losses are also related to lack of liquidity and demand in the general investment market. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At March 31, 2011 and December 31, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $4.6 million for both periods. On March 31, 2011, FHLB paid a dividend for the fourth quarter of 2010 with an annualized rate of 0.79%. The dividend rate was equal to average three-month LIBOR for the period of October 1, 2010 to December 31, 2010 plus 0.50%, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2011 or December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2011 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$2,000	$1,980

Due in five through ten years	21,266	20,526

Obligations of states and political subdivisions:

Due in one year or less	370	371

Due in one through five years	151	152

Due in five through ten years	5,149	5,302

Due after ten years	6,737	6,841

Mortgage-backed securities:

Due in five through ten years	8,920	9,105

Due after ten years	155,579	154,694

SBA-backed securities:

Due in five through ten years	5,444	5,537

Due after ten years	72,884	72,183

Corporate bonds:

Due in one through five years	8,754	8,746

Due in five through ten years	20,558	19,538

Total securities	$307,812	$304,975

Securities with an amortized cost of $200.7 million at March 31, 2011 are pledged as collateral. Of this total, securities with an amortized cost of $49.7 million and fair value of $49.0 million are pledged as collateral for FHLB advances.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2010 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:

Due in one through five years	$2,000	$1,972

Due in five through ten years	16,108	15,982

Due after ten years	7,358	6,827

Obligations of states and political subdivisions:

Due in one year or less	370	373

Due in one through five years	252	253

Due in five through ten years	5,203	5,354

Due after ten years	6,993	6,998

Mortgage-backed securities:

Due in five through ten years	4,307	4,551

Due after ten years	146,543	145,539

SBA-backed securities:

Due in five through ten years	5,889	5,973

Due after ten years	51,473	50,880

Corporate bonds:

Due in one year through five years	8,779	8,712

Due in five through ten years	17,421	16,767

Due after ten years	3,187	3,048

Total securities	$275,883	$273,229

Securities with an amortized cost of $212.2 million at December 31, 2010 were pledged as collateral. Of this total, securities with an amortized cost of $52.9 million and fair value of $52.2 million were pledged as collateral for FHLB advances.

(5) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of comprehensive income (loss) for the periods presented are as follows:

	Three months ended March 31
	2011	2010
	(Dollars in thousands)

Net income (loss)	$(1,084)	$487

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period	(158)	1,003

Tax (expense) benefit	61	(386)

Reclassification to realized (gains) losses	(26)	(1,289)

Tax expense	10	496

Defined benefit pension adjustment, net of taxes	(67)	—

Total other comprehensive income (loss)	(180)	(176)

Total comprehensive income (loss)	$(1,264)	$311

(6) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual consolidated financial statements. See Note 9.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(7) Fair Value Of Financial Instruments

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:

Cash and cash equivalents	$10,206	$10,206	$20,166	$20,166

Investment securities	304,975	304,975	273,229	273,229

FHLB stock	4,571	4,571	4,571	4,571

Accrued interest receivable	4,808	4,808	5,243	5,243

Net loans	531,422	527,808	554,384	550,614

Loans held for sale	623	623	4,136	4,136

Financial liabilities:

Deposits	$786,754	$793,374	$785,941	$790,105

Short-term borrowings	17,421	17,421	11,509	11,509

Accrued interest payable	639	639	631	631

Long-term obligations	27,500	27,814	34,500	34,954

The fair value of net loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This does not include consideration of liquidity that market participants would use to value such loans. The estimated fair values of deposits and long-term obligations at March 31, 2011 and December 31, 2010 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2011, the amount of fair value associated with these interest rate lock commitments was $95 thousand, which is included in other assets. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments was $101 thousand, which was included in other assets. Forward loan sale commitments have been deemed insignificant for both periods.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

March 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale

Government-sponsored enterprises and FFCB bonds	$22,506	$—	$22,506	$—

Obligations of states and political subdivisions	12,667	—	12,667	—

Mortgage-backed securities	163,798	18,711	145,087	—

SBA-backed securities	77,720	77,720	—	—

Corporate bonds	28,284	—	26,960	1,324

Total Securities	$304,975	$96,431	$207,220	$1,324

Interest rate lock commitments	$95	$—	$—	$95

Total assets at fair value	$305,070	$96,431	$207,220	$1,419

Assets recorded at fair value on a recurring basis, continued

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale

Government-sponsored enterprises and FFCB bonds	$24,781	$—	$24,781	$—

Obligations of states and political subdivisions	12,978	—	12,978	—

Mortgage-backed securities	150,090	4,200	145,890	—

SBA-backed securities	56,853	55,422	1,431	—

Corporate bonds	28,527	—	26,811	1,716

Total Securities	$273,229	$59,622	$211,891	$1,716

Interest rate lock commitments	$101	$—	$—	$101

Total assets at fair value	$273,330	$59,622	$211,891	$1,817

Assets recorded at fair value on a nonrecurring basis

March 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans

Real estate—construction and land development	$12,155	$—	$2,548	$9,607

Real estate—secured by residential properties	3,788	—	2,509	1,279

Real estate—secured by nonfarm nonresidential properties	2,460	—	1,064	1,396

Commercial and industrial	237	—	36	201

Credit cards and related plans	30	—	—	30

Total impaired loans	$18,670	$—	$6,157	$12,513

Real estate and repossessions acquired in settlement of loans

Total real estate and repossessions acquired in settlement of loans	$7,258	$—	$5,080	$2,178

Total assets at fair value	$25,928	$—	$11,237	$14,691

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans

Real estate—construction and land development	$11,077	$—	$3,027	$8,050

Real estate—secured by residential properties	3,834	—	3,666	168

Real estate—secured by nonfarm nonresidential properties	2,550	—	2,467	83

Commercial and industrial	77	—	—	77

Total impaired loans	$17,538	$—	$9,160	$8,378

Real estate and repossessions acquired in settlement of loans

Real estate and repossessions acquired in settlement of loans	$4,536	$—	$2,277	$2,259

Total assets at fair value	$22,074	$—	$11,437	$10,637

As of March 31, 2011 there were $4.2 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2010. The bonds were transferred from Level 1 to Level 2 during the year of 2011 because the December 31, 2010 pricing was based on the Company’s actual trades for the securities at initial purchase while the March 31, 2011 pricing was through a pricing system.

During the first quarter of 2011 there were no investment securities transferred in or out of Level 3. During the first quarter of 2010, there was one Level 3 investment security that was transferred to Level 2 given that the March 31, 2010 valuation was based on a third party market valuation that was based on quoted prices for similar instruments in active markets versus the December 31, 2009 valuation which was based on book value. The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2011 and the first quarter of 2010.

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)

Balance, December 31, 2010	$1,716	$101	$1,817

Total gains or losses (realized/unrealized):

Included in earnings	—	(6)	(6)

Included in other comprehensive income	(392)	—	(392)

Purchases, issuances, and settlements	—	—	—

Transfers in to/out of Level 3	—	—	—

Balance, March 31, 2011	$1,324	$95	$1,419

	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Total
	(Dollars in thousands)

Balance, December 31, 2009	$2,480	$1,871	$4,351

Total gains or losses (realized/unrealized):

Included in earnings	—	—	—

Included in other comprehensive income	—	(5)	(5)

Purchases, issuances, and settlements			—

Transfers in to/out of Level 3	(2,480)		(2,480)

Balance, March 31, 2010	$—	$1,866	$1,866

(8) LOANS

Loans at March 31, 2011 and December 31, 2010 classified by type are as follows (dollars in thousands):

	March 31, 2011	December 31, 2010

Real estate loans:

Construction and land development	$84,170	$90,267

Secured by farmland	27,857	26,694

Secured by residential properties	119,089	120,183

Secured by nonfarm, nonresidential properties	216,285	218,028

Consumer installment	4,090	4,096

Credit cards and related plans	2,366	2,261

Commercial and all other loans:

Commercial and industrial	55,147	60,242

Loans to finance agricultural production	22,097	28,217

All other loans	15,761	17,863

	546,862	567,851

Less deferred fees and costs, net	221	220

	$546,641	$567,631

Included in the above:

Nonaccrual loans	$16,801	$15,896

Restructured loans [1]	5,296	6,193

1.	Restructured loans include loans restructured and still accruing. The Company is not committed to advance additional funds on restructured loans.

(8) LOANS, continued

At March 31, 2011 $8.4 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $5.5 million. At December 31, 2010 $11.8 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $7.3 million.

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

At March 31, 2011 and December 31, 2010, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $52.0 million and $55.5 million, respectively.

Loans with a book value of approximately $24.5 million at March 31, 2011 are pledged as eligible collateral for FHLB advances. Loans with a book value of approximately $30.1 million at December 31, 2010 were pledged as eligible collateral for FHLB advances.

(9) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the quarters ended March 31, 2011, and March 31, 2010 follows (dollars in thousands):

	March 31, 2011	March 31, 2010

Beginning balance	$13,247	$9,725

Provision for loan losses	3,930	3,000

Recoveries	102	47

Loans charged off	(2,060)	(1,443)

Ending balance	$15,219	$11,329

(9) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

The following tables summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the quarter ending March 31, 2011 and for the year ending December 31, 2010 (dollars in thousands):

Allowance for Loan Losses

As of March 31, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total

Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247

Charge-offs	(1,273)	(—)	(449)	(—)	(9)	(9)	(254)	(—)	(66)	(—)	(2,060)

Recoveries	—	—	1	—	2	—	63	—	36	—	102

Provisions	2,692	1	1,000	111	11	177	441	(3)	21	(521)	3,930

Ending Balance	$7,587	$29	$4,002	$1,118	$16	$189	$1,132	$15	$130	$1,001	$15,219

Ending Balance: individually evaluated for impairment	$2,113	$—	$751	$594	$—	$169	$362	$—	$—	$—	$3,989

Ending Balance: collectively evaluated for impairment	$5,474	$29	$3,251	$524	$16	$20	$770	$15	$130	$1,001	$11,230

Loans

Ending Balance	$84,045	$27,812	$119,202	$215,979	$4,192	$2,366	$55,150	$22,086	$15,809	$—	$546,641

Ending Balance: individually evaluated for impairment	$15,642	$—	$7,285	$4,573	$—	$200	$843	$—	$—	$—	$28,543

Ending Balance: collectively evaluated for impairment	$68,403	$27,812	$111,917	$211,406	$4,192	$2,166	$54,307	$22,086	$15,809	$—	$518,098

Allowance for Loan Losses

As of December 31, 2010

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total

Beginning balance	$4,623	$25	$2,383	$541	$23	$13	$523	$16	$169	$1,409	$9,725

Charge-offs	(5,977)	(—)	(2,022)	(213)	(54)	(11)	(1,191)	(—)	(277)	(—)	(9,745)

Recoveries	111	—	19	—	7	1	19	—	130	—	287

Provisions	7,411	3	3,070	679	36	18	1,531	2	117	113	12,980

Ending Balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247

Ending Balance: individually evaluated for impairment	$803	$—	$916	$546	$—	$—	$102	$—	$—	$—	$2,367

Ending Balance: collectively evaluated for impairment	$5,365	$28	$2,534	$461	$12	$21	$780	$18	$139	$1,522	$10,880

Loans

Ending Balance	$90,145	$26,661	$120,278	$217,709	$4,209	$2,261	$60,238	$28,215	$17,915	$—	$567,631

Ending Balance: individually evaluated for impairment	$15,940	$—	$6,103	$3,812	$—	$—	$397	$—	$—	$—	$26,252

Ending Balance: collectively evaluated for impairment	$74,205	$26,661	$114,175	$213,897	$4,209	$2,261	$59,841	$28,215	$17,915	$—	$541,379

(9) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

Loans are closely monitored by management for changes in quality. This monitoring includes assessing the appropriateness of the credit quality indicator in relation to the risk of the loan. Management uses the following indicators to grade the risk of each loan based on a system of eight possible ratings.

Pass: Include loans that are risk rated one through three. The primary source of repayment for pass loans is very likely to be sufficient, with secondary sources readily available; strong financial position; minimal risk; profitability, liquidity and capitalization are better than industry norms.

Weak Pass: Include loans that are risk rated four. The asset quality for weak pass assets is generally acceptable. Primary source of loan repayment is acceptable and secondary sources are likely to be realized, if needed; acceptable business credit, but borrowers operations, cash flow, or financial condition evidence more than average risk; requires above average levels of supervision and attention from Loan Officer. The source of increased risk has been identified, can be effectively managed/corrected, and the increased risk is not significant to warrant a more severe rating.

Special Mention: Include loans that are risk rated five. A special mention asset is considered to be high risk due to potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard: Include loans that are risk rated six through eight. Loans rated as substandard are considered to be very high risk. A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The following tables present loans as of March 31, 2011 and December 31, 2010 classified by risk type (dollars in thousands):

Credit Quality Indicators

As of March 31, 2011

	Pass	Weak Pass	Special Mention	Substandard	Total

Real Estate – Construction and Land Development Loans	$34,371	$26,042	$5,809	$17,823	$84,045

Real Estate – Secured by Farmland	19,873	3,661	4,276	2	27,812

Real Estate – Secured by Residential Properties	63,051	35,435	10,206	10,510	119,202

Real Estate – Secured by Nonfarm Nonresidential	92,863	81,780	29,844	11,492	215,979

Consumer Installment	2,534	1,310	243	105	4,192

Credit Cards and Related Plans	1,266	684	125	291	2,366

Commercial and Industrial	31,736	20,202	2,185	1,027	55,150

Loans to Finance Agriculture Production	14,857	4,121	3,108	—	22,086

All Other Loans	6,631	9,064	105	9	15,809

Total	$267,182	$182,299	$55,901	$41,259	$546,641

Credit Quality Indicators

As of December 31, 2010

	Pass	Weak Pass	Special Mention	Substandard	Total

Real Estate – Construction and Land Development Loans	$35,356	$27,978	$9,466	$17,345	$90,145

Real Estate – Secured by Farmland	17,869	6,294	2,495	3	26,661

Real Estate – Secured by Residential Properties	64,457	43,364	3,469	8,988	120,278

Real Estate – Secured by Nonfarm Nonresidential	94,208	96,287	20,107	7,107	217,709

Consumer Installment	2,466	1,460	265	18	4,209

Credit Cards and Related Plans	1,211	869	89	92	2,261

Commercial and Industrial	33,416	22,805	3,292	725	60,238

Loans to Finance Agriculture Production	18,346	7,230	2,639	—	28,215

All Other Loans	8,442	9,341	119	13	17,915

Total	$275,771	$215,628	$41,941	$34,291	$567,631

The following tables summarize the past due loans by category as of March 31, 2011 and December 31, 2010 (dollars in thousands):

Past Due Loans

As of March 31, 2011

	30 -59 Days Past Due	60 -89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total

Real Estate Construction and Land Development	$748	$519	$6,447	$7,714	$76,331	$84,045

Real Estate Secured by Farmland	—	—	—	—	27,812	27,812

Real Estate Secured by Residential Properties	501	6	2,872	3,379	115,823	119,202

Real Estate Secured by Nonfarm Nonresidential	1,162	940	914	3,016	212,963	215,979

Consumer Installment	12	—	5	17	4,175	4,192

Credit Cards and Related Plans	—	—	—	—	2,366	2,366

Commercial and Industrial	50	—	314	364	54,786	55,150

Loans to Finance Agricultural Production	—	—	—	—	22,086	22,086

All Other Loans	1	—	—	1	15,808	15,809

Total	$2,474	$1,465	$10,552	$14,491	$532,150	$546,641

Past Due Loans

As of December 31, 2010

	30 -59 Days Past Due	60 -89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total

Real Estate Construction and Land Development	$2,997	$929	$9,627	$13,553	$76,592	$90,145

Real Estate Secured by Farmland	—	—	—	—	26,661	26,661

Real Estate Secured by Residential Properties	251	389	2,526	3,166	117,112	120,278

Real Estate Secured by Nonfarm Nonresidential	545	—	919	1,464	216,245	217,709

Consumer Installment	35	6	5	46	4,163	4,209

Credit Cards and Related Plans	3	—	—	3	2,258	2,261

Commercial and Industrial	111	19	553	683	59,555	60,238

Loans to Finance Agricultural Production	—	—	—	—	28,215	28,215

All Other Loans	22	4	—	26	17,889	17,915

Total	$3,964	$1,347	$13,630	$18,941	$548,690	$567,631

(9) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

The following tables summarize impaired loans as of March 31, 2011 and December 31, 2010 (dollars in thousands). The recorded investment balance includes the loan balance, deferred fees that have yet to be recognized and accrued interest. The deferred fees that have yet to be recognized are not material amounts.

Impaired Loans

As of March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:

Real Estate Construction and Land Development	$6,858	$10,859	$—	$8,534	$45

Real Estate Secured by Farmland	—	—	—	—	—

Real Estate Secured by Residential Properties	4,406	4,694	—	3,837	15

Real Estate Secured by Nonfarm Nonresidential	1,548	1,546	—	851	6

Consumer Installment	—	—	—		—

Credit Cards and Related Plans	—	—	—	—	—

Commercial and Industrial	393	518	—	434	5

Loans to Finance Agricultural Production	—	—	—	—	—

All Other Loans	—	—	—	—	—

Total impaired loans with no related allowance	$13,205	$17,617	$—	$13,656	$71

With an allowance recorded:

Real Estate Construction and Land Development	$8,792	$9,796	$2,112	$7,622	$40

Real Estate Secured by Farmland	—	—	—	—	—

Real Estate Secured by Residential Properties	2,885	2,880	751	2,921	11

Real Estate Secured by Nonfarm Nonresidential	3,030	3,095	594	3,402	22

Consumer Installment	—	—	—	—	—

Credit Cards and Related Plans	201	200	170	200	3

Commercial and Industrial	452	451	362	449	6

Loans to Finance Agricultural Production	—	—	—	—	—

All Other Loans	—	—	—	—	—

Total impaired loans with related allowance recorded	$15,360	$16,422	$3,989	$14,594	$82

Total

Construction and Land Development	$15,650	$20,655	$2,112	$16,156	$85

Residential	7,291	7,574	751	6,758	26

Commercial	5,423	5,610	956	5,136	39

Consumer	201	200	170	200	3

Total impaired loans	$28,565	$34,039	$3,989	$28,250	$153

(9) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

Impaired Loans

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:

Real Estate Construction and Land Development	$9,212	$13,354	$—

Real Estate Secured by Farmland	—	—	—

Real Estate Secured by Residential Properties	2,700	2,972	—

Real Estate Secured by Nonfarm Nonresidential	1,029	1,097	—

Consumer Installment	—	—	—

Credit Cards and Related Plans	—	—	—

Commercial and Industrial	218	217	—

Loans to Finance Agricultural Production	—	—	—

All Other Loans	—	—	—

Total impaired loans with no related allowance	$13,159	$17,640	$—

With an allowance recorded:

Real Estate Construction and Land Development	$6,771	$9,497	$803

Real Estate Secured by Farmland	—	—	—

Real Estate Secured by Residential Properties	3,411	3,405	915

Real Estate Secured by Nonfarm Nonresidential	2,794	2,784	546

Consumer Installment	—	—	—

Credit Cards and Related Plans	—	—	—

Commercial and Industrial	179	199	102

Loans to Finance Agricultural Production	—	—	—

All Other Loans	—	—	—

Total impaired loans with related allowance recorded	$13,155	$15,885	$2,366

Total

Construction and Land Development	$15,983	$22,851	$803

Residential	6,111	6,377	915

Commercial	4,220	4,297	648

Consumer	—	—	—

Total impaired loans	$26,314	$33,525	$2,366

The following table presents nonaccrual loans as of March 31, 2011 and December 31, 2010 by loan category (dollars in thousands):

Nonaccrual Loans

	March 31, 2011	December 31, 2010
Real Estate Construction and Land Development	$9,932	$10,839

Real Estate Secured by Farmland	—	—

Real Estate Secured by Residential Properties	4,952	3,268

Real Estate Secured by Nonfarm Nonresidential	1,374	1,231

Consumer Installment	5	5

Credit Cards and Related Plans	—	—

Commercial and Industrial	538	553

Loans to Finance Agricultural Production	—	—

All Other Loans	—	—

Total	$16,801	$15,896

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

(11) Regulatory Matters

Bancorp’s and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions	Minimum ratio required for capital adequacy purposes	Bancorp’s Ratio	Bank’s Ratio
As of March 31, 2011:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.42%	8.42%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	11.97	11.97

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.24	13.24

As of December 31, 2010:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.66%	8.66%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.08	12.08

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.34	13.34

As of March 31, 2010:

Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	9.26%	7.25%

Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.69	9.91

Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.95	11.17

During April 2011, the Bank’s Board of Directors adopted a resolution at the request of the Federal Deposit Insurance Corporation to the effect that the Bank, through its management, will take various actions designed to address issues related to the Bank’s operations. The Resolution provides that, among other things, the Bank will (1) establish and continue to maintain an adequate reserve for loan losses, and review the adequacy of the reserve with the Board prior to each quarter-end and make appropriate provisions to the reserve; (2) in order to maintain sufficient capital levels, establish and document a prudent policy regarding cash dividends the Bank pays to Bancorp, document an analysis of amounts to be paid by each quarter-end prior to payment, and not pay any cash dividend to Bancorp without seeking the prior approval of the FDIC and N.C. Commissioner of Banks; (3) implement various recommendations regarding risk management policies and practices for the Bank’s funds management and investment functions; (4) provide for the internal audit program to include a review and coverage of activities sufficient to determine compliance with the Bank’s policies, applicable laws and regulations and sound banking principles, and identification of audit personnel who periodically report directly to the Board; (5) correct or eliminate various credit administration weaknesses and establish an effective credit administration function, and ascertain that all necessary supporting documentation is obtained and evaluated before loans are extended; and (6) correct violations of and ensure further compliance with applicable laws, rules and regulations.

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

As of March 31, 2011, we had consolidated assets of approximately $916.6 million, total loans of approximately $546.6 million, total deposits of approximately $786.8 million and shareholders’ equity of approximately $79.2 million. For the three months ended March 31, 2011, we had a net loss attributable to common shareholders of $1.3 million or $0.47 basic and diluted loss per share, compared to income available to common shareholders of $0.2 million, or $0.08 basic and diluted earnings per share for the three months ended March 31, 2010.

Recent Developments

During April 2011, the Bank’s Board of Directors adopted a resolution at the request of the Federal Deposit Insurance Corporation to the effect that the Bank, through its management, will take various actions designed to address issues related to the Bank’s operations. More detailed information is described in Note 11 of the unaudited consolidated financial statements included in Item 1 of this Report.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2010. Of these significant accounting policies, we consider our policy regarding the allowance for loan losses to be our most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Asset Quality”.

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2011 and 2010

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2011 as compared to the same period in 2010.

Condensed Consolidated Results of Operations

	For the Three months ended	For the Three months ended	Changes from the Prior Year
	March 31, 2011	March 31, 2010	Amount	%
	(Dollars in thousands)
Gross interest income	$9,438	$10,020	$(582)	(5.8)
Gross interest expense	2,670	3,025	(355)	(11.7)

Net interest income	6,768	6,995	(227)	(3.2)
Provision for loan losses	3,930	3,000	930	31.0

Net interest income after provision for loan losses	2,838	3,995	(1,157)	(29.0)

Noninterest income	1,431	2,668	(1,237)	(46.4)
Noninterest expense	6,244	6,238	6	0.1

Income (loss) before income taxes	(1,975)	425	(2,400)	(564.7)

Income tax benefit	(891)	(62)	(829)	(1,337.1)

Net income (loss)	$(1,084)	$487	(1,571)	(322.6)

Preferred stock dividend and accretion of discount	265	265	—	—

Net income (loss) available to common shareholders	$(1,349)	$222	$(1,571)	(707.7)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2011 was $6.8 million compared to $7.0 million for the three months ended March 31, 2010.

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

Interest income decreased $582 thousand or 5.8% for the three months ended March 31, 2011 compared to the same three months of 2010. The decrease for the three months ended March 31, 2011 is due to the decrease in the rates earned on our average earning assets which was partially offset by an increase in the volume of these earning assets. Average earning assets increased $12.1 million as compared to the same period in 2010. We funded the increases in interest-earning assets primarily with interest-bearing deposits and long-term obligations. The tax equivalent yield on average earning assets decreased 43 basis points for the quarter ended March 31, 2011 to 4.60% from 5.03% for the same period in 2010. Management attributes the decrease in the yield on our earning assets to the continued low level of short-term market interest rates. Yields on our taxable securities decreased approximately 94 basis points for the first quarter of 2011 as compared to the same period last year as securities sold, called or matured have been replaced with lower yielding securities. Also, approximately $333.2 million or 61.0% of our loan portfolio consists of variable rate loans that adjust with the movement of the prime rate. As a result of low rates for an extended period of time, these loans’ yields have remained relatively flat.

Our average cost of funds during the first quarter of 2011 was 1.49%, a decrease of 24 basis points when compared to 1.73% for the first quarter of 2010. Average rates paid on bank certificates of deposit decreased 20 basis points from 2.09% for the quarter ended March 31, 2010 to 1.89% for the quarter ended March 31, 2011, while our average cost of borrowed funds increased 3 basis points during the first quarter of 2011 compared to the same period in 2010. The increase in the average cost of borrowed funds occurred because there was a larger percentage of long-term obligations to total borrowing during the first quarter of 2011 as compared to the same period in 2010. Total interest expense decreased $355 thousand or 11.7% during the first quarter of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on certificates of deposit.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2011 was 3.30% compared to 3.55% in the first quarter of 2010 while our net interest spread decreased 19 basis points to 3.11% for the three months ended March 31, 2011 compared to 3.30% during that same period in 2010. The decrease in our net interest margin is mainly the result of decreased average yield of 94 basis points earned on our taxable securities. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended March 31, 2011 and 2010 was 86.4% and 85.8%, respectively.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended

	March 31, 2011			March 31, 2010
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$547,223	5.45%	$7,357	$566,921	5.46%	$7,632
Taxable securities	267,627	2.95%	1,946	200,750	3.89%	1,924
Non-taxable securities (2)	12,646	6.22%	194	46,107	6.16%	700
Other investments	11,162	0.25%	7	12,785	0.06%	2

Total interest- earning assets	838,658	4.60%	$9,504	826,563	5.03%	$10,258
Cash and due from banks	13,327			10,295
Bank premises and equipment, net	26,773			25,257
Other assets	34,446			26,896

Total assets	$913,204			$889,011

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$678,570	1.45%	$2,421	$670,409	1.70%	$2,818
Short-term borrowings	13,328	2.10%	69	19,034	1.19%	56
Long-term obligations	32,811	2.22%	180	19,917	3.07%	151

Total interest- bearing liabilities	724,709	1.49%	2,670	709,360	1.73%	3,025
Non-interest-bearing deposits	101,887			94,069
Other liabilities	5,949			282
Shareholders’ equity	80,659			85,300

Total liabilities and shareholders’ equity	$913,204			$889,011

Net interest income and net interest margin (FTE) (3)		3.30%	$6,834		3.55%	$7,233

Interest rate spread (FTE) (4)		3.11%			3.30%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The taxable equivalent adjustment was $66 thousand and $238 thousand for periods ended March 31, 2011 and 2010, respectively.

(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

The following table presents the relative impact on net interest income of average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by us on those assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended March 31, 2011 and 2010

Increase (Decrease) in interest income and expense due to changes in:

	2011 compared to 2010
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$(265)	$(10)	$(275)
Taxable securities	564	(542)	22
Non-taxable securities (2)	(511)	5	(506)
Other investments	(1)	6	5

Interest income	(213)	(541)	(754)

Interest-bearing deposits	32	(429)	(397)
Short-term borrowings	(23)	36	13
Long-term obligations	85	(56)	29

Interest expense	94	(449)	(355)

Net interest income	$(307)	$(92)	$(399)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $66 thousand and $238 thousand for periods ended March 31, 2011 and 2010, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended March 31, 2011 and 2010 was $3.9 million and $3.0 million, respectively. The increase reflects higher historical loss rates, additional impaired loans and management’s response to the current economic environment. The Bank had net charge-offs of $2.0 million for the quarter ended March 31, 2011 compared to net charge-offs of $1.4 million during the first quarter of 2010. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2011 and 2010.

	Three months ended		Percent Change
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Service charges on deposit accounts	$765	$823	(7.0)%
Other service charges and fees	244	265	(7.9)
Mortgage origination fees	326	212	53.8
Net gain on sale of securities	26	1,289	(98.0)
Income from bank owned life insurance	74	74	—
Other operating income (expense)	(4)	5	(180.0)

Total noninterest income	$1,431	$2,668	(46.4)%

Noninterest income decreased $1.2 million or 46.4% to $1.4 million for the three months ended March 31, 2011 compared to $2.6 million for the same period in 2010. The decrease is mainly due to a decrease in net gains on sale of securities in the first quarter of 2010 of $1.3 million. Net gains on the sale of securities were $26 thousand in the first quarter of 2011 compared to net gains of $1.3 million in the first quarter of 2010. Certain bonds subject to high price volatility to rising interest rates were sold in the first quarter of 2010 resulting in the net gain. Service charges on deposit accounts decreased $58 thousand or 7.0% in the first quarter of 2011 relative to the same period in 2010 mainly due to a decrease in overdraft fees. Mortgage origination fees increased $114 thousand or 53.8% in the first quarter 2011 compared to the same period in 2010. The increase is mainly because we established a correspondent bank platform for our mortgage department near the end of the first quarter of 2010 and we began originating loans in our name and selling them in the secondary market. This change had minimal impact on the first quarter of 2010 but fully impacted the first quarter of 2011.

Noninterest Expense

Noninterest expense was flat at $6.2 million for the three months ended March 31, 2011 and for the three months ended March 31, 2010. The following table presents the components of noninterest expense for the three months ended March 31, 2011 and 2010.

	Three months ended		Percent Change
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Salaries	$2,564	$2,319	10.6%
Retirement and other employee benefits	676	730	(7.4)
Occupancy	483	457	5.7
Equipment	559	467	19.7
Professional fees	271	288	(5.9)
Supplies	51	52	(1.9)
Telephone	169	183	(7.7)
FDIC Insurance	326	333	(2.1)
Other outside services	181	118	53.4
Net cost of real estate and repossessions acquired in settlement of loans	18	334	(94.6)
Other operating expenses	946	957	(1.1)

Total noninterest expenses	$6,244	$6,238	0.1%

Salary expense for the three months ended March 31, 2011 increased $245 thousand compared to the same prior year period. The increase is primarily the result of additions made to personnel as we opened a new branch in December 2010 and general cost of living and merit increases. As of March 31, 2011, we had 238 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office. As of March 31, 2010, we had 222 full time equivalent employees and operated 24 full service banking offices and one mortgage loan origination office.

Employee related benefits expense for the three months ended March 31, 2011 decreased $54 thousand over the same prior year period. The decrease for the three months ended March 31, 2011 is principally due to a decrease in supplemental employee retirement plan expense.

Occupancy expense increased $26 thousand or 5.7% to $483 thousand in the first three months of 2011 compared to $457 thousand in the prior year period. The largest components of the increase in the first quarter of 2011 relative to the same period of 2010 were building repair and maintenance expense which increased $13 thousand and property tax expense which increased $6 thousand.

Equipment expense increased during the first three months of 2011 by $92 thousand or 19.7% compared to the first quarter of 2010. The largest component of the increase was equipment and software maintenance expense, which increased $66 thousand.

Professional fees, which include audit, legal and consulting fees, decreased $17 thousand or 5.9% to $271 thousand for the three months ended March 31, 2011 from $288 thousand in the prior year period. The decrease is the result of a decline in consulting fees which was offset by an increase in legal fees and audit fees. Audit fees increased approximately $11 thousand and legal fees increased approximately $24 thousand, while consulting fees decreased approximately $52 thousand during the first quarter of 2011 compared to the same period in 2010.

Other outside services expense increased during the first three months of 2011 by $63 thousand or 53.4% compared to the first quarter of 2010. The increase is the result of additional services contracted for in the first quarter of 2011 as compared to the prior year period.

Net cost of real estate and repossessions acquired in settlement of loans expense decreased $316 thousand to $18 thousand in the first quarter of 2011 compared to $334 thousand in the same period in 2010. The decrease is attributable to larger losses recognized on disposition of assets during the 2010 period.

Income Taxes

Income tax benefit for the three months ended March 31, 2011 and 2010 was $891 thousand and $62 thousand, respectively, resulting in effective tax rates of 45.1% and (14.6%), respectively.

Financial Condition

Balance Sheet

Our total assets were $916.6 million at March 31, 2011, $919.9 million at December 31, 2010 and $897.8 million at March 31, 2010. Our year-over-year asset growth was primarily funded by deposit growth. For the twelve months ended March 31, 2011, our loans declined $31.4 million while our deposits grew by approximately $13.8 million. Year-over-year, our earning assets grew mainly through an increase in available-for-sale investment securities as these securities increased by approximately $107.4 million. For the three months ended March 31, 2011, our loans declined $21.0 million or 3.7% and we experienced flat deposit growth of $0.8 million or 0.1%.

Loans

As of March 31, 2011, total loans declined $21.0 million to $546.6 million, from total loans of $567.6 million at December 31, 2010 and down $31.4 million or 5.4% from total loans of $578.0 million at March 31, 2010. The decline in loans year over year and for the three months ending March 31, 2011 can be attributed to continued weak economic conditions.

Asset Quality

At March 31, 2011, our allowance for loan losses as a percentage of loans was 2.78%, up from 1.96% at March 31, 2010. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Unsecured loans are charged-off in full against the Bank’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount.

Net charge-offs for the first quarter of 2011 totaled $2.0 million compared to net charge-offs of $1.4 million during the first quarter of 2010. The provision for loan losses charged to operations for the three months ended March 31, 2011 and 2010 was $3.9 million and $3.0 million, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010.

Analysis of Changes in Allowance for Loan Losses

	For the three months Ended March 31,
	2011	2010
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$546,641	$577,964

Average loans outstanding-gross	$558,264	$576,524

Allowance for loan losses at beginning of period	$13,247	$9,725
Loans charged-off:
Real estate	1,722	1,227
Installment loans	9	16
Credit cards and related plans	9
Commercial and all other loans	273	142
Demand deposit overdraft program	47	58

Total charge-offs	2,060	1,443

Recoveries of loans previously charged-off:
Real estate	1	14
Installment loans	2	2
Credit cards and related plans	—	—
Commercial and all other loans	64	—
Demand deposit overdraft program	35	31

Total recoveries	102	47

Net charge-offs	1,958	1,396

Provision for loan losses	3,930	3,000

Allowance for loan losses at end of period	$15,219	$11,329

Ratios
Annualized net charge-offs to average loans during the period	1.40%	0.97%
Allowance for loan losses to loans at period end	2.78%	1.96%
Allowance for loan losses to nonperforming loans at period end	69%	61%

The ratio of annualized net charge-offs to average loans increased to 1.40% at March 31, 2011 from 0.97% at March 31, 2010 mainly due to an increase in real estate related charge-offs. The increase in the allowance for loan losses to loans to 2.78% at March 31, 2011 from 1.96% at March 31, 2010 reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans increased to 69% as of March 31, 2011 compared to 61% at March 31, 2010.

Construction, land and development (“CLD”) loans make up 15.4% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the Bank’s credit quality. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Balances at March 31, 2011	$84,045	15.4%	$462,596	84.6%	$546,641
Impaired loans	15,497	54.3%	13,046	45.7%	28,543
Allocated Reserves	7,586	53.4%	6,632	46.6%	14,218
YTD Net Charge-offs	1,273	65.0%	685	35.0%	1,958
Nonperforming loans (NPL)	11,649	52.7%	10,448	47.3%	22,097
NPL as % of loans	13.9%		2.3%		4.0%

While balances of CLD loans make up 15.4% of the Bank’s loan portfolio, they represent 54.3% and 65.0% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 52.7% of the Bank’s nonperforming loans and 53.4% of the Bank’s allocated reserves are allocated to CLD loans.

Nonperforming Assets

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Non-accrual loans	$16,801	$15,896

Loans past due 90 days or more still accruing	—	—

Restructured loans	5,296	6,193

Other real estate owned & repossessions	7,258	4,536

Total	$29,355	$26,625

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $29.4 million and $26.6 million, or 3.20% and 2.89% of total assets at March 31, 2011 and December 31, 2010, respectively. On both March 31, 2011 and December 31, 2010 our nonperforming loans (consisting of nonaccruing loans, loans past due ninety days and still accruing interest and restructured loans) amounted to approximately $22.1 million. We had $7.3 million in other real estate owned and repossessions at March 31, 2011 compared to $4.5 million at December 31, 2010.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At March 31, 2011, we had loans totaling $28.5 million (which includes $21.1 million in nonperforming loans) which were considered to be impaired compared to $26.3 million at December 31, 2010. As discussed under the caption “Asset Quality”, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans, net of previous charge-offs, that were considered impaired, and their associated reserve allocation, if any, at March 31, 2011. Eighteen non-accrual loans with a total balance of approximately $1.0 million were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	44	$15.8	$1.0
Restructured loans	9	5.3	1.2

Total nonperforming loans	53	$21.1	$2.2

Other impaired loans with allocated reserves	16	6.9	1.8
Impaired loans without allocated reserves	4	0.5	—

Total impaired loans	73	$28.5	$4.0

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

Our investment securities totaled $305.0 million at March 31, 2011, $273.2 million at December 31, 2010 and $197.5 million at March 31, 2010. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At March 31, 2011, the securities portfolio had unrealized net losses of approximately $2.8 million, which are reported in accumulated other comprehensive income (loss) on the consolidated statement of changes in shareholders’ equity, net of tax. Our securities portfolio at March 31, 2011 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, and municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of March 31, 2011, we owned securities from issuers as to which our aggregate amortized cost exceeded 10% of our common shareholders’ equity. As of March 31, 2011 the amortized cost and market value of the securities from those issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$83,900	$83,532
Federal Home Loan Mortgage Corporation	48,951	48,900
Government National Mortgage Association	38,129	37,765
Small Business Administration	78,328	77,720
Federal Home Loan Banks	14,141	13,534

At March 31, 2011 and December 31, 2010, we held $9.0 million in bank owned life insurance, compared to $8.7 million at March 31, 2010.

Deposits and Other Borrowings

Deposits

Deposits totaled $786.8 million as of March 31, 2011, up 0.1% compared to deposits of $785.9 million at December 31, 2010 and up 1.8% compared to deposits of $772.9 million at March 31, 2010. We attribute our deposit growth during the twelve months ended March 31, 2011 to our new Rewards Checking and Savings product, an increase in public funds in money market accounts and an increase in noninterest bearing demand accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased, repurchase agreements and other borrowings to be repaid this year. Our short-term borrowings totaled $17.4 million at March 31, 2011, compared to $11.5 million on December 31, 2010, an increase of $5.9 million.

The following table details the maturities and rates of our borrowings from the FHLB, as of March 31, 2011.

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

Total Borrowings: $ 36,000            Composite rate: 2.26%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $27.5 million on March 31, 2011, compared to $34.5 million in FHLB advances on December 31, 2010 and $14.5 million on March 31, 2010. The decrease of $7.0 million in long-term FHLB advances as of March 31, 2011, compared to December 31, 2010 is the result of FHLB advances being reclassed to short-term borrowing because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $183.3 million and $184.0 million of advances from the FHLB at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 we had outstanding FHLB advances totaling $36.0 million compared to $42.5 million and $31.0 million at December 31, 2010 and March 31, 2010, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2011, we owned 45,708 shares of the FHLB’s $100 par value capital stock, compared to 45,708 and 51,160 shares at December 31, 2010 and March 31, 2010, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $46.0 million available to us at March 31, 2011 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2011, we had $3.4 million outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the three months ended March 31, 2011 totaled $7.5 million, compared to net cash provided by operations of $2.9 million for the same period in 2010. Net cash used in investing activities decreased to $16.8 million for the three months ended March 31, 2011, as compared to net cash provided in investing activities of $40.6 million for the same period in 2010 primarily due to less proceeds from the sale of investment securities during the first quarter of 2011 as compared to the first quarter of 2010 and an increase in the purchases of investment securities in the first quarter of 2011 as compared to the first quarter of 2010. Net cash used by financing activities was $0.7 million for the first three months of 2011, compared to net cash provided of $8.9 million for the same period in 2010 due primarily to a smaller increase in deposits during the first quarter of 2011 as compared to the same period in 2010. Cash and cash equivalents at March 31, 2011 was $10.2 million compared to $70.3 million at March 31, 2010.

As discussed in Note 11, during April 2011, the Bank’s Board of Directors adopted a resolution at the request of the Federal Deposit Insurance Corporation to the effect that, among other things, the Bank will not pay any cash dividend to us without the approval of the FDIC and N.C. Commissioner of Banks. Dividends we receive from the Bank is our primary source of funds with which we can pay dividends on our outstanding common and preferred stock. As a result, if the Bank’s regulators declined to permit the Bank to dividend funds to us, we would be unable to pay dividends on our common and preferred stock.

Capital Resources

Shareholders’ Equity

As of March 31, 2011, our total shareholders’ equity was $79.2 million (consisting of common shareholders’ equity of $61.9 million and preferred stock of $17.3 million) compared with total shareholders’ equity of $80.9 million as of December 31, 2010 (consisting of common shareholders’ equity of $63.6 million and preferred stock of $17.3 million). Common shareholders’ equity decreased by approximately $1.7 million to $61.9 million at March 31, 2011 from $63.6 million at December 31, 2010. We incurred a net loss of $1.1 million, experienced an increase in net unrealized losses on available-for-sale securities of $0.2 million and recognized stock based compensation of $6 thousand on incentive stock awards. We declared cash dividends of $199 thousand on our common shares or $0.07 per share during the first quarter of 2011 and dividends and accretion of discount of $265 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of March 31, 2011, we and the Bank met all capital adequacy requirements to which we are subject.

As of March 31, 2011, we experienced a decrease in our capital ratios when compared to the December 31, 2010 and March 31, 2010 periods. This decrease is primarily due to a decrease in Tier 1 and total capital.

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

Our and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions		Minimum ratio required for capital adequacy purposes		Our Ratio	Bank’s Ratio

As of March 31, 2011:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.42%	8.42%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	11.97	11.97

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.24	13.24

As of December 31, 2010:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.66%	8.66%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.08	12.08

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.34	13.34

As of March 31, 2010:

Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.26%	7.25%

Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.69	9.91

Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.95	11.17

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ECB BANCORP, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: May 16, 2011	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)