Form 10-Q
period 2011-06-30
ECB BANCORP INC
filed 2011-08-12
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

On August 10, 2011, there were 2,849,841 outstanding shares of Registrant’s common stock.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2011 (unaudited) and December 31, 2010

(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010*
Assets
Non-interest bearing deposits and cash	$13,633	$11,731
Interest bearing deposits	61	20
Overnight investments	34,475	8,415

Total cash and cash equivalents	48,169	20,166

Investment securities
Available-for-sale, at market value (cost of $297,407 and $275,883 at June 30, 2011 and December 31, 2010, respectively)	298,116	273,229
Loans held for sale	1,444	4,136
Loans	542,687	567,631
Allowance for loan losses	(15,448)	(13,247)

Loans, net	527,239	554,384

Real estate and repossessions acquired in settlement of loans, net	7,050	4,536
Federal Home Loan Bank common stock, at cost	4,032	4,571
Bank premises and equipment, net	26,740	26,636
Accrued interest receivable	4,507	5,243
Bank owned life insurance	9,102	8,954
Other assets	15,064	18,014

Total	$941,463	$919,869

Liabilities and Shareholders' equity
Deposits
Demand, noninterest bearing	$123,672	$104,932
Demand, interest bearing	262,259	262,977
Savings	41,520	29,938
Time	385,323	388,094

Total deposits	812,774	785,941

Accrued interest payable	648	631
Short-term borrowings	13,711	11,509
Long-term obligations	27,500	34,500
Other liabilities	4,510	6,394

Total liabilities	859,143	838,975

Shareholders' equity
Preferred stock, Series A	17,370	17,288
Common stock, par value $3.50 per share	9,974	9,974
Capital surplus	25,863	25,852
Warrants	878	878
Retained earnings	27,886	28,554
Accumulated other comprehensive income (loss)	349	(1,652)

Total shareholders' equity	82,320	80,894

Total	$941,463	$919,869

Common shares outstanding	2,849,841	2,849,841
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Results of Operations

For the three and six months ended June 30, 2011 and 2010 (unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$7,329	$7,790	$14,686	$15,422
Interest on investment securities:
Interest exempt from federal income taxes	117	490	245	952
Taxable interest income	2,163	1,673	4,100	3,570
Dividend income	9	7	18	34
Other interest income	14	5	21	7

Total interest income	9,632	9,965	19,070	19,985

Interest expense:
Deposits:
Demand accounts	505	322	1,062	639
Savings	74	15	127	27
Time	1,790	2,412	3,601	4,901
Short-term borrowings	73	61	142	117
Long-term obligations	145	122	325	273

Total interest expense	2,587	2,932	5,257	5,957

Net interest income	7,045	7,033	13,813	14,028
Provision for loan losses	1,273	1,780	5,203	4,780

Net interest income after provision for loan losses	5,772	5,253	8,610	9,248

Noninterest income:
Service charges on deposit accounts	828	893	1,593	1,716
Other service charges and fees	330	433	574	698
Mortgage origination fees	452	293	778	505
Net gain on sale of securities	858	152	884	1,441
Income from bank owned life insurance	74	74	148	148
Other operating (expense) income	(3)	21	(7)	26

Total noninterest income	2,539	1,866	3,970	4,534

Noninterest expenses:
Salaries	2,826	2,326	5,390	4,645
Retirement and other employee benefits	784	712	1,460	1,442
Occupancy	522	447	1,005	904
Equipment	513	486	1,072	953
Professional fees	271	211	542	499
Supplies	78	68	129	120
Telephone	189	157	358	340
FDIC insurance	201	345	527	678
Other outside services	162	110	343	228
Net cost of real estate and repossessions acquired in settlement of loans	79	47	97	381
Other operating expenses	1,032	1,007	1,978	1,964

Total noninterest expenses	6,657	5,916	12,901	12,154

Income (loss) before income taxes	1,654	1,203	(321)	1,628

Income tax expense (benefit)	509	246	(382)	184

Net income	1,145	957	61	1,444

Preferred stock dividends	224	224	448	448
Accretion of discount	41	41	82	82

Income (loss) available to common shareholders	$880	$692	($469)	$914

Net income (loss) per share—basic	$0.31	$0.24	($0.16)	$0.32

Net income (loss) per share—diluted	$0.31	$0.24	($0.16)	$0.32

Weighted average shares outstanding—basic	2,849,841	2,849,841	2,849,841	2,849,343

Weighted average shares outstanding—diluted	2,849,841	2,849,936	2,849,841	2,849,407

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

Six months ended June 30, 2011 and 2010 (unaudited)

(Dollars in thousands, except per share data)

	Preferred stock, Series A			Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Common Stock
		Number	Amount
Balance January 1, 2010	$17,122	2,847,881	$9,968	$878	$25,803	$29,555	$1,049		$84,375
Unrealized gain, net of income tax expense of $ 1,193							1,907	$1,907	1,907
Net income						1,444		1,444	1,444

Total comprehensive income								$3,351

Stock based compensation			—		20				20
Stock options exercised		1,960	6		13				19
Preferred stock accretion	83					(83)			—
Cash dividends on preferred stock						(448)			(448)
Cash dividends ($0.14 per share)						(399)			(399)

Balance June 30, 2010	$17,205	2,849,841	$9,974	$878	$25,836	$30,069	$2,956		$86,918

	Preferred stock, Series A			Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income/(loss)	Comprehensive income	Total

		Common Stock
		Number	Amount
Balance January 1, 2011	$17,288	2,849,841	$9,974	$878	$25,852	$28,554	$(1,652)		$80,894
Unrealized gain, net of income tax expense of $ 1,295							2,068	$2,068	2,068
Post retirement health insurance benefit adjustment, net of income tax benefit of $ 42							(67)	(67)	(67)
Net income						61		61	61

Total comprehensive income								$2,062

Stock based compensation					11				11
Preferred stock accretion	82					(82)			—
Cash dividends on preferred stock						(448)			(448)
Cash dividends ($0.07 per share)						(199)			(199)

Balance June 30, 2011	$17,370	2,849,841	$9,974	$878	$25,863	$27,886	$349		$82,320

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010 - (unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$61	$1,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	724	664
Amortization of premium on investment securities, net	1,408	688
Provision for loan losses	5,203	4,780
Gain on sale of securities	(884)	(1,441)
Stock based compensation	11	20
Decrease in accrued interest receivable	736	320
Loss on sale of real estate and repossessions acquired in settlement of loans	26	390
Income from Bank owned life insurance	(148)	(148)
Originations of mortgage loans held for sale	(29,425)	(7,801)
Proceeds from sale of loans held for sale	32,117	6,217
Decrease (increase) in other assets	1,697	(178)
Increase (decrease) in accrued interest payable	17	(104)
Decrease in other liabilities, net	(1,993)	(916)

Net cash provided by operating activities	9,550	3,935

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	56,536	56,422
Proceeds from maturities of investment securities classified as available-for-sale	25,908	26,597
Purchases of investment securities classified as available-for-sale	(104,492)	(108,147)
Purchases of premises and equipment	(828)	(231)
Purchase of Federal Home Loan Bank common stock	539	—
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	1,449	1,963
Net loan repayments	17,953	1,622

Net cash used by investing activities	(2,935)	(21,774)

Cash flows from financing activities:
Net increase in deposits	26,833	37,724
Net decrease in borrowings	(4,798)	(7,002)
Dividends paid to common shareholders	(199)	(718)
Dividends paid on preferred stock	(448)	(448)
Net proceeds from issuance of common stock	—	19

Net cash provided by financing activities	21,388	29,575

Increase in cash and cash equivalents	28,003	11,736
Cash and cash equivalents at beginning of period	20,166	17,811

Cash and cash equivalents at end of period	$48,169	$29,547

Cash paid during the period:
Interest	$5,240	$6,061
Taxes	—	746
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$—	$199
Unrealized gains on available-for-sale securities, net of deferred taxes	2,068	1,907
Transfer from loans to real estate and repossessions acquired in settlement of loans	3,989	1,952
Transfer from long-term to short-term borrowings	7,000	6,500
Transfer from investments to other assets	—	250
Transfer from real estate and repossessions acquired in settlement of loans to bank premises and equipment	—	398

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K as of December 31, 2010 should be referenced when reading these unaudited interim consolidated financial statements. Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Interest on loans is recorded based on the principal amount outstanding. The Company ceases accruing interest on loans (including impaired loans) when, in management’s judgment, the collection of interest appears doubtful or the loan is past due 90 days or more. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Management may return a loan classified as nonaccrual to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses (AFLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates, that may be susceptible to significant change. Thus, future changes to the AFLL may be necessary based on the impact of changes in loan loss experience, the fair value and adequacy of underlying collateral, the growth and loss attributes of the loan portfolio and economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s AFLL. Such agencies may require the Company to recognize adjustments to the AFLL based on their judgments about information available to them at the time of their examination.

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

Historical loss calculations for each homogeneous risk group are based on a three year average loss ratio calculation with the most recent quarter’s loss history included in the model. The impact is to more quickly recognize and increase the loss history in a respective grouping. For those groups with little or no loss history, management increases the historical factor through a positive adjustment to more accurately represent current economic conditions and their probable impact on that particular loan group.

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

Entry Into a Definitive Material Agreement.

On July 14, 2011, ECB Bancorp, Inc. announced that its subsidiary, The East Carolina Bank (the “Bank”), has entered into a definitive agreement (the “Agreement”) with The Bank of Hampton Roads (“Hampton Roads”) under which the Bank will acquire five banking offices of Hampton Roads, located in Cary, Chapel Hill, Plymouth and Raleigh, North Carolina. Of the five offices to be acquired, two will be sold at their fair market value and the three other offices will be leased. The Bank has also agreed to purchase three parcels of unimproved real property in Chapel Hill and Raleigh, North Carolina, each at their fair market value, and assume the lease for one parcel of unimproved real property in Durham, North Carolina, in each case for future branch development.

The Agreement provides that the Bank will assume approximately $195 million of deposit liabilities, which includes the deposit liabilities from the Branches as well as deposit liabilities from two additional Hampton Roads branch offices in Roper and Wilmington, North Carolina. The Bank will pay an aggregate 2.4% deposit premium on the deposit liabilities it assumes.

The Bank will not be assuming any brokered deposits, deposit accounts associated with lines of credit, self-directed individual retirement accounts or certain other deposit liabilities in the transaction. Under the agreement, the Bank will purchase the personal property, furniture, fixtures, leasehold improvements and equipment located at the Branches. Management is in the process of evaluating the accounting treatment of the transaction.

Completion of the transaction is subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions.

(2) Net Income Per Share

Basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the six or three-month periods ended June 30, 2011 and June 30, 2010.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted average shares outstanding did not increase for the six and three months ended June 30, 2011 as there was no dilutive impact of options for the periods. For the six and three months ended June 30, 2010, diluted weighted average shares outstanding increased by 64 and 95, respectively, due to the dilutive impact of options. For the six month period ending June 30, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive. For the three month period ending June 30, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the Company’s stock for that period. There were 55,375 and 53,675 options outstanding for the six and three months ended June 30, 2010, that were not included in the computation of diluted net income per share because the exercise price was above the average market value of the Company’s stock for the periods. As of June 30, 2010, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share for either the six or three-month period because its exercise price exceeded the average market price of the company’s stock for the periods.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income (Loss) Per Share for the six months ended June 30.

	Six months ended June 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(469)	2,849,841	$(0.16)

Effect of dilutive securities	—	—

Diluted net loss per share	$(469)	2,849,841	$(0.16)

	Six months ended June 30, 2010 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$914	2,849,343	$0.32

Effect of dilutive securities	—	64

Diluted net income per share	$914	2,849,407	$0.32

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended June 30.

	Three months ended June 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$880	2,849,841	$0.31

Effect of dilutive securities	—	—

Diluted net income per share	$880	2,849,841	$0.31

	Three months ended June 30, 2010 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$692	2,849,841	$0.24

Effect of dilutive securities	—	95

Diluted net income per share	$692	2,849,936	$0.24

(3) Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of comprehensive income for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$1,145	957	$61	$1,444
Other comprehensive income (loss):
Unrealized gains on available for sale securities arising during the period	4,404	3,539	4,247	4,541
Tax expense	(1,696)	(1,363)	(1,635)	(1,749)
Reclassification to realized gains	(858)	(152)	(884)	(1,441)
Tax expense	330	59	340	556
Defined benefit pension adjustment	—	—	(109)	—
Tax benefit	—	—	42	—

Total other comprehensive income	2,180	2,083	2,001	1,907

Total comprehensive income	$3,325	3,040	$2,062	$3,351

(4) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual consolidated financial statements. See Note 7.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the consolidated financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the consolidated financial statements.

The Comprehensive Income topic of the ASC was amended by ASU 2011-05 in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$18,223	$56	$(314)	$17,965
Obligations of states and political subdivisions	10,864	409	—	11,273
Mortgage-backed securities	164,100	1,505	(418)	165,187
SBA-backed securities	81,016	513	(312)	81,217
Corporate bonds	23,204	71	(801)	22,474

	$297,407	$2,554	$(1,845)	$298,116

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$25,466	$183	$(868)	$24,781
Obligations of states and political subdivisions	12,818	240	(80)	12,978
Mortgage-backed securities	150,850	837	(1,597)	150,090
SBA-backed securities	57,362	258	(767)	56,853
Corporate bonds	29,387	77	(937)	28,527

	$275,883	$1,595	$(4,249)	$273,229

Gross realized gains and losses on sales of securities for the three and six-month periods ended June 30, 2011 and June 30, 2010 were as follows:

	Six months ended June 30, (Dollars in thousands)
	2011	2010
Gross realized gains	$971	$1,457
Gross realized losses	(87)	(16)

Net realized gains	$884	$1,441

	Three months ended June 30, (Dollars in thousands)
	2011	2010
Gross realized gains	$945	$168
Gross realized losses	(87)	(16)

Net realized gains	$858	$152

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following tables set forth the amount of unrealized losses at June 30, 2011 and December 31, 2010 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer.

	June 30, 2011
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds	$8,424	$314	$—	$—	$8,424	$314
Mortgage-backed securities	28,329	418	—	—	28,329	418
SBA-backed securities	27,973	312	—	—	27,973	312
Corporate bonds	13,066	292	1,491	509	14,557	801

Total	$77,792	$1,336	$1,491	$509	$79,283	$1,845

	December 31, 2010
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds	$17,410	$868	$—	$—	$17,410	$868
Obligations of states and political subdivisions	3,548	80	—	—	3,548	80
Mortgage-backed securities	99,549	1,597	—	—	99,549	1,597
SBA-backed securities	31,963	767	—	—	31,963	767
Corporate bonds	20,815	654	1,717	283	22,532	937

Total	$173,285	$3,966	$1,717	$283	$175,002	$4,249

As of June 30, 2011 and December 31, 2010, management concluded that the unrealized losses presented above, which consisted of thirty-five securities at June 30, 2011 and seventy-nine securities at December 31, 2010, are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent to hold these investments for a time necessary to recover their cost and it is not likely that the Bank would be required to sell prior to recovery. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. Municipal losses are also related to lack of liquidity and demand in the general investment market. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At June 30, 2011 and December 31, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $4.0 million and $4.6 million, respectively. On June 30, 2011, FHLB paid a dividend for the first quarter of 2011 with an annualized rate of 0.81%. The dividend rate was equal to average three-month LIBOR for the period of January 1, 2011 to March 31, 2011 plus 0.50%, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2011 or December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2011 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:
Due in five through ten years	$18,223	$17,965
Obligations of states and political subdivisions:
Due in one year or less	251	252
Due in one through five years	961	1,030
Due in five through ten years	4,155	4,324
Due after ten years	5,497	5,667
Mortgage-backed securities:
Due in five through ten years	10,803	11,096
Due after ten years	153,297	154,091
SBA-backed securities:
Due in five through ten years	5,183	5,298
Due after ten years	75,833	75,919
Corporate bonds:
Due in one through five years	7,846	7,917
Due in five through ten years	15,358	14,557

Total securities	$297,407	$298,116

Securities with an amortized cost of $183.9 million at June 30, 2011 are pledged as collateral. Of this total, securities with an amortized cost of $38.6 million and fair value of $38.6 million are pledged as collateral for FHLB advances.

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

(6) Loans

Loans at June 30, 2011 and December 31, 2010 classified by type are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Real estate loans:
Construction and land development	$84,413	$90,267
Secured by farmland	33,706	26,694
Secured by residential properties	117,332	120,183
Secured by nonfarm, nonresidential properties	211,801	218,028
Consumer installment	5,080	4,096
Credit cards and related plans	2,420	2,261
Commercial and all other loans:
Commercial and industrial	47,761	60,242
Loans to finance agricultural production	23,705	28,217
All other loans	16,589	17,863

	542,807	567,851
Less deferred fees and costs, net	120	220

	$542,687	$567,631

Included in the above:
Nonaccrual loans	$18,297	$15,896
Restructured loans 1	6,919	6,193

1.	Restructured loans include loans restructured and still accruing. The Company is not committed to advance additional funds on restructured loans.

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

At June 30, 2011 and December 31, 2010, included in real estate loans were loans collateralized by owner-occupied residential real estate of approximately $58.1 million and $55.5 million, respectively.

Loans with a book value of approximately $23.6 million at June 30, 2011 are pledged as eligible collateral for FHLB advances. Loans with a book value of approximately $30.1 million at December 31, 2010 were pledged as eligible collateral for FHLB advances.

(7) Credit Quality of Loans and Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and six months ended June 30, 2011, and June 30, 2010 follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Beginning balance	$15,219	$11,329	$13,247	$9,725
Provision for loan losses	1,273	1,780	5,203	4,780
Recoveries	44	26	146	73
Loans charged off	(1,088)	(2,673)	(3,148)	(4,116)

Ending balance	$15,448	$10,462	$15,448	$10,462

The following tables summarize the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the six months ending June 30, 2011, three months ending June 30, 2011 and for the year ending December 31, 2010:

Allowance for Loan Losses

As of and for the Six Months Ended June 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247
Charge-offs	(1,917)	—	(704)	(43)	(15)	(9)	(338)	—	(122)	—	(3,148)
Recoveries	6	—	2	—	2	1	78	—	57	—	146
Provisions	3,210	5	1,491	168	31	175	—	(3)	100	26	5,203

Ending Balance	$7,467	$33	$4,239	$1,132	$30	$188	$622	$15	$174	$1,548	$15,448

Ending Balance: individually evaluated for impairment	$1,931	$—	$1,124	$585	$—	$170	$249	$—	$—	$—	$4,059

Ending Balance: collectively evaluated for impairment	$5,536	$33	$3,115	$547	$30	$18	$373	$15	$174	$1,548	$11,389

Loans
Ending Balance	$84,291	$33,641	$117,458	$211,556	$5,191	$2,422	$47,780	$23,715	$16,633	$—	$542,687

Ending Balance: individually evaluated for impairment	$16,331	$—	$8,762	$5,508	$—	$200	$511	$—	$—	$—	$31,312

Ending Balance: collectively evaluated for impairment	$67,960	$33,641	$108,696	$206,048	$5,191	$2,222	$47,269	$23,715	$16,633	$—	$511,375

Allowance for Loan Losses

As of and for the Three Months Ended June 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$7,587	$29	$4,002	$1,118	$16	$189	$1,132	$15	$130	$1,001	$15,219
Charge-offs	(644)	—	(255)	(43)	(6)	—	(84)	—	(56)	—	(1,088)
Recoveries	6	—	1	—	—	1	15	—	21	—	44
Provisions	518	4	491	57	20	(2)	(441)	—	79	547	1,273

Ending Balance	$7,467	$33	$4,239	$1,132	$30	$188	$622	$15	$174	$1,548	$15,448

Ending Balance: individually evaluated for impairment	$1,931	$—	$1,124	$585	$—	$170	$249	$—	$—	$—	$4,059

Ending Balance: collectively evaluated for impairment	$5,536	$33	$3,115	$547	$30	$18	$373	$15	$174	$1,548	$11,389

Loans
Ending Balance	$84,291	$33,641	$117,458	$211,556	$5,191	$2,422	$47,780	$23,715	$16,633	$—	$542,687

Ending Balance: individually evaluated for impairment	$16,331	$—	$8,762	$5,508	$—	$200	$511	$—	$—	$—	$31,312

Ending Balance: collectively evaluated for impairment	$67,960	$33,641	$108,696	$206,048	$5,191	$2,222	$47,269	$23,715	$16,633	$—	$511,375

Allowance for Loan Losses

As of and for the Year Ended December 31, 2010

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$4,623	$25	$2,383	$541	$23	$13	$523	$16	$169	$1,409	$9,725
Charge-offs	(5,977)	—	(2,022)	(213)	(54)	(11)	(1,191)	—	(277)	(—)	(9,745)
Recoveries	111	—	19	—	7	1	19	—	130	—	287
Provisions	7,411	3	3,070	679	36	18	1,531	2	117	113	12,980

Ending Balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247

Ending Balance: individually evaluated for impairment	$803	$—	$916	$546	$—	$—	$102	$—	$—	$—	$2,367

Ending Balance: collectively evaluated for impairment	$5,365	$28	$2,534	$461	$12	$21	$780	$18	$139	$1,522	$10,880

Loans
Ending Balance	$90,145	$26,661	$120,278	$217,709	$4,209	$2,261	$60,238	$28,215	$17,915	$—	$567,631

Ending Balance: individually evaluated for impairment	$15,940	$—	$6,103	$3,812	$—	$—	$397	$—	$—	$—	$26,252

Ending Balance: collectively evaluated for impairment	$74,205	$26,661	$114,175	$213,897	$4,209	$2,261	$59,841	$28,215	$17,915	$—	$541,379

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

Substandard: Include loans that are risk rated six through eight. Loans rated as substandard are considered to be very high risk. A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Some loans that are substandard do not meet the definition of an impaired loan and therefore are not deemed impaired.

The following tables present loans as of June 30, 2011 and December 31, 2010 classified by risk type:

Credit Quality Indicators

As of June 30, 2011

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$33,764	$24,465	$8,073	$17,989	$84,291
Real Estate—Secured by Farmland	25,423	4,495	3,723	—	33,641
Real Estate—Secured by Residential Properties	61,182	33,678	12,145	10,453	117,458
Real Estate—Secured by Nonfarm Nonresidential	90,634	79,101	29,664	12,157	211,556
Consumer Installment	3,225	1,629	240	97	5,191
Credit Cards and Related Plans	1,245	783	104	290	2,422
Commercial and Industrial	26,305	18,483	2,115	877	47,780
Loans to Finance Agriculture Production	17,131	3,996	2,588	—	23,715
All Other Loans	7,006	9,540	83	4	16,633

Total	$265,915	$176,170	$58,735	$41,867	$542,687

Credit Quality Indicators

As of December 31, 2010

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$35,356	$27,978	$9,466	$17,345	$90,145
Real Estate—Secured by Farmland	17,869	6,294	2,495	3	26,661
Real Estate—Secured by Residential Properties	64,457	43,364	3,469	8,988	120,278
Real Estate—Secured by Nonfarm Nonresidential	94,208	96,287	20,107	7,107	217,709
Consumer Installment	2,466	1,460	265	18	4,209
Credit Cards and Related Plans	1,211	869	89	92	2,261
Commercial and Industrial	33,416	22,805	3,292	725	60,238
Loans to Finance Agriculture Production	18,346	7,230	2,639	—	28,215
All Other Loans	8,442	9,341	119	13	17,915

Total	$275,771	$215,628	$41,941	$34,291	$567,631

The following tables summarize the past due loans by category as of June 30, 2011 and December 31, 2010:

Past Due Loans

As of June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$767	$2,684	$6,672	$10,123	$74,168	$84,291
Real Estate Secured by Farmland	—	—	—	—	33,641	33,641
Real Estate Secured by Residential Properties	892	337	2,531	3,760	113,698	117,458
Real Estate Secured by Nonfarm Nonresidential	275	280	2,141	2,696	208,860	211,556
Consumer Installment	48	3	—	51	5,140	5,191
Credit Cards and Related Plans	90	5	—	95	2,327	2,422
Commercial and Industrial	359	446	—	805	46,975	47,780
Loans to Finance Agricultural Production	—	—	—	—	23,715	23,715
All Other Loans	14	—	—	14	16,619	16,633

Total	$2,445	$3,755	$11,344	$17,544	$525,143	$542,687

Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$2,997	$929	$9,627	$13,553	$76,592	$90,145
Real Estate Secured by Farmland	—	—	—	—	26,661	26,661
Real Estate Secured by Residential Properties	251	389	2,526	3,166	117,112	120,278
Real Estate Secured by Nonfarm Nonresidential	545	—	919	1,464	216,245	217,709
Consumer Installment	35	6	5	46	4,163	4,209
Credit Cards and Related Plans	3	—	—	3	2,258	2,261
Commercial and Industrial	111	19	553	683	59,555	60,238
Loans to Finance Agricultural Production	—	—	—	—	28,215	28,215
All Other Loans	22	4	—	26	17,889	17,915

Total	$3,964	$1,347	$13,630	$18,941	$548,690	$567,631

The following tables summarize impaired loans as of June 30, 2011 and December 31, 2010. The recorded investment balance includes the loan balance, deferred fees that have yet to be recognized and accrued interest. The deferred fees that have yet to be recognized are not material amounts. At June 30, 2011, $9.0 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $6.0 million. At December 31, 2010, $11.8 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $7.3 million.

Impaired Loans

	Balance at June 30, 2011			Six Months Ended June 30, 2011		Three Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$7,995	$11,610	$—	$7,819	$82	$7,105	$33
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	3,860	4,222	—	3,846	38	3,855	22
Real Estate Secured by Nonfarm Nonresidential	2,501	2,544	—	1,517	24	2,183	17
Consumer Installment	—	—	—		—		—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	175	449	—	366	7	298	2
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with no related allowance	$14,531	$18,825	$—	$13,548	$151	$13,441	$74

With an allowance recorded:
Real Estate Construction and Land Development	$8,267	$9,996	$1,931	$8,206	$86	$8,791	$40
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	5,042	4,901	1,124	3,912	39	4,904	28
Real Estate Secured by Nonfarm Nonresidential	3,011	3,076	585	3,245	51	3,089	24
Consumer Installment	—	—	—	—	—	—	—
Credit Cards and Related Plans	201	200	170	200	6	200	3
Commercial and Industrial	301	300	249	404	8	358	2
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with related allowance recorded	$16,822	$18,473	$4,059	$15,967	$190	$17,342	$97

Total
Construction and Land Development	$16,262	$21,606	$1,931	$16,025	$168	$15,896	$73
Residential	8,902	9,123	1,124	7,758	77	8,759	50
Commercial	5,988	6,369	834	5,532	90	5,928	45
Consumer	201	200	170	200	6	200	3

Total impaired loans	$31,353	$37,298	$4,059	$29,515	$341	$30,783	$171

Impaired Loans

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$9,212	$13,354	$—
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	2,700	2,972	—
Real Estate Secured by Nonfarm Nonresidential	1,029	1,097	—
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	218	217	—
Loans to Finance Agricultural Production	—	—	—
All Other Loans	—	—	—

Total impaired loans with no related allowance	$13,159	$17,640	$—

With an allowance recorded:
Real Estate Construction and Land Development	$6,771	$9,497	$803
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	3,411	3,405	915
Real Estate Secured by Nonfarm Nonresidential	2,794	2,784	546
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	179	199	102
Loans to Finance Agricultural Production	—	—	—
All Other Loans	—	—	—

Total impaired loans with related allowance recorded	$13,155	$15,885	$2,366

Total
Construction and Land Development	$15,983	$22,851	$803
Residential	6,111	6,377	915
Commercial	4,220	4,297	648
Consumer	—	—	—

Total impaired loans	$26,314	$33,525	$2,366

The following table presents nonaccrual loans as of June 30, 2011 and December 31, 2010 by loan category:

Nonaccrual Loans

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Real Estate Construction and Land Development	$10,646	$10,839
Real Estate Secured by Farmland	—	—
Real Estate Secured by Residential Properties	4,962	3,268
Real Estate Secured by Nonfarm Nonresidential	2,436	1,231
Consumer Installment	—	5
Credit Cards and Related Plans	—	—
Commercial and Industrial	253	553
Loans to Finance Agricultural Production	—	—
All Other Loans	—	—

Total	$18,297	$15,896

(8) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the six- and three-month periods ended June 30, 2011 and 2010 includes the following components.

	Six months ended June 30, (Dollars in thousands)
	2011	2010
Components of net periodic cost:
Service cost	$4	$2
Interest cost	18	21
Prior service cost	—	(4)

Net periodic postretirement benefit cost	$22	$19

	Three months ended June 30, (Dollars in thousands)
	2011	2010
Components of net periodic cost:
Service cost	$2	$1
Interest cost	9	11
Prior service cost	—	(2)

Net periodic postretirement benefit cost	$11	$10

The Company expects to contribute $43 thousand to its postretirement benefit plan in 2011. No contributions were made in the first six months of 2010. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2010.

(9) Fair Value Of Financial Instruments

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$48,169	$48,169	$20,166	$20,166
Investment securities	298,116	298,116	273,229	273,229
FHLB stock	4,032	4,032	4,571	4,571
Accrued interest receivable	4,507	4,507	5,243	5,243
Net loans	527,239	520,016	554,384	550,614
Loans held for sale	1,444	1,444	4,136	4,136
Financial liabilities:
Deposits	$812,774	$818,699	$785,941	$790,105
Short-term borrowings	13,711	13,711	11,509	11,509
Accrued interest payable	648	648	631	631
Long-term obligations	27,500	28,158	34,500	34,954

The fair value of net loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This does not include consideration of liquidity that market participants would use to value such loans. The estimated fair values of deposits and long-term obligations at June 30, 2011 and December 31, 2010 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At June 30, 2011, the amount of fair value associated with these interest rate lock commitments was $70 thousand, which is included in other assets. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments was $101 thousand, which was included in other assets. Forward loan sale commitments have been deemed insignificant for both periods.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

June 30, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$17,965	$5,000	$12,965	$—
Obligations of states and political subdivisions	11,273	—	11,273	—
Mortgage-backed securities	165,187	22,439	142,748	—
SBA-backed securities	81,217	81,217	—	—
Corporate bonds	22,474	—	20,983	1,491
Total Securities	$298,116	$108,656	$187,969	$1,491
Interest rate lock commitments	$70	$—	$—	$70
Total assets at fair value	$298,186	$108,656	$187,969	$1,561

Assets recorded at fair value on a recurring basis

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$24,781	$—	$24,781	$—
Obligations of states and political subdivisions	12,978	—	12,978	—
Mortgage-backed securities	150,090	4,200	145,890	—
SBA-backed securities	56,853	55,422	1,431	—
Corporate bonds	28,527	—	26,811	1,716
Total Securities	$273,229	$59,622	$211,891	$1,716
Interest rate lock commitments	$101	$—	$—	$101
Total assets at fair value	$273,330	$59,622	$211,891	$1,817

Assets recorded at fair value on a nonrecurring basis

June 30, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$12,160	$—	$3,165	$8,995
Real estate—secured by residential properties	5,295	—	4,026	1,269
Real estate—secured by nonfarm nonresidential properties	2,633	—	1,250	1,383
Commercial and industrial	237	—	36	201
Credit cards and related plans	30	—	—	30
Total impaired loans	$20,355	$—	$8,477	$11,878
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	$7,050	$—	$5,209	$1,841
Total assets at fair value	$27,405	$—	$13,686	$13,719

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$11,077	$—	$3,027	$8,050
Real estate—secured by residential properties	3,834	—	3,666	168
Real estate—secured by nonfarm nonresidential properties	2,550	—	2,467	83
Commercial and industrial	77	—	—	77
Total impaired loans	$17,538	$—	$9,160	$8,378
Real estate and repossessions acquired in settlement of loans
Real estate and repossessions acquired in settlement of loans	$4,536	$—	$2,277	$2,259
Total assets at fair value	$22,074	$—	$11,437	$10,637

As of June 30, 2011 there were $4.0 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2010. The bonds were transferred from Level 1 to Level 2 during the year of 2011 because the December 31, 2010 pricing was based on the Company’s actual trades for the securities at initial purchase while the June 30, 2011 pricing was through a pricing system.

During the first six months of 2011 there were no investment securities transferred in or out of Level 3. During the first six months of 2010, there was one Level 3 investment security that was transferred to Level 2 given that the June 30, 2010 valuation was based on a third party market valuation that was based on quoted prices for similar instruments in active markets versus the December 31, 2009 valuation which was based on assumptions not observable in the market. The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six month periods of 2011 and the first six months of 2010.

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,716	$101	$1,817
Total gains or losses (realized/unrealized):
Included in earnings	—	(6)	(6)
Included in other comprehensive income	(392)	—	(392)
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—
Balance, Mach 31, 2011	$1,324	$95	$1,419
Total gains or losses (realized/unrealized):
Included in earnings	—	(25)	(25)
Included in other comprehensive income	167	—	167
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—
Balance, June 30, 2011	$1,491	$70	$1,561

	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Total
	(Dollars in thousands)
Balance, December 31, 2009	$2,480	$1,871	$4,351
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(40)	(40)
Purchases, issuances, and settlements			—
Transfers in to/out of Level 3	(2,480)		(2,480)
Balance, June 30, 2010	$—	$1,831	$1,831

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

(11) Regulatory Matters

Bancorp’s and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions	Minimum ratio required for capital adequacy purposes	Bancorp’s Ratio	Bank’s Ratio
As of June 30, 2011:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.39%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.20	12.20
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.46	13.46
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.66%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.08	12.08
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.34	13.34
As of June 30, 2010:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	9.26%	7.25%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.78	10.01
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	14.03	11.26

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

The Bank has complied with the necessary actions in all aspects of the board resolution.

(12) Security Purchase Agreement

On June 30, 2011, the Company entered into a Securities Purchase Agreement with certain institutional investors to issue $75 million in 4,687,500 common shares under a private placement at $16 per share. It will also issue warrants to the investors with five-year terms that are convertible into common stock at an exercise price of $8 per share. The amount of common shares subject to exercise under the warrants will equal 25% of the number of shares to be issued to the investors in the offering. The completion of the transaction is subject to regulatory and shareholder approvals but is expected to close in the fourth quarter.

The Company intends to use the proceeds of the offering to support future operational growth and to redeem the preferred stock and associated warrants that were issued under the TARP Capital Purchase Program. The proceeds will also be used to improve capital for other general corporate purposes.

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

As of June 30, 2011, we had consolidated assets of approximately $941.5 million, total loans of approximately $542.7 million, total deposits of approximately $812.8 million and shareholders’ equity of approximately $82.3 million. For the three months ended June 30, 2011, we had income available to common shareholders of $880 thousand or $0.31 basic and diluted earnings per share, compared to income available to common shareholders of $692 thousand, or $0.24 basic and diluted earnings per share for the three months ended June 30, 2010. For the six months ended June 30, 2011, we had net loss attributable to common shareholders of $469 thousand or $0.16 basic and diluted loss per share, compared to income available to common shareholders of $914 thousand or $0.32 basic and diluted earnings per share for the six months ended June 30, 2010.

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

Comparison of the Results of Operations for the Three- and Six-Month Periods Ended June 30, 2011 and 2010

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2011 as compared to the same periods in 2010.

Condensed Consolidated Results of Operations

(Dollars in thousands)

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
		Changes from the Prior Year			Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$9,632	$(333)	(3.3)	$19,070	$(915)	(4.6)
Total interest expense	2,587	(345)	(11.8)	5,257	(700)	(11.8)

Net interest income	7,045	12	0.2	13,813	(215)	(1.5)
Provision for loan losses	1,273	(507)	(28.5)	5,203	423	8.8

Net interest income after
Provision for loan losses	5,772	519	9.9	8,610	(638)	(6.9)
Noninterest income	2,539	673	36.1	3,970	(564)	(12.4)
Noninterest expense	6,657	741	12.5	12,901	747	6.1

Income (loss) before income taxes	1,654	451	37.5	(321)	(1,949)	(119.7)
Income tax provision (benefit)	509	263	106.9	(382)	(566)	(307.6)

Net income	1,145	188	19.6	61	(1,383)	(95.8)
Preferred stock dividend and accretion of discount	265	—	—	530	—	—

Net income (loss) available to common shareholders	$880	$188	27.2	$(469)	$(1,383)	(151.3)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2011 was $7.0 million, an increase of $12 thousand or 0.2% when compared to net interest income of $7.0 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, net interest income was $13.8 million, a decrease of $215 thousand or 1.5% when compared to net interest income of $14.0 million for the same period in 2010.

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

Interest income decreased $333 thousand or 3.3% for the three months ended June 30, 2011 compared to the same three months of 2010. Interest income decreased $915 thousand or 4.6% for the six months ended June 30, 2011 compared to the same six months in 2010. The decreases for the three and six months ended June 30, 2010 are due to the decreases in the rates earned on our average earning assets and a decrease in the volume of these earning assets. The tax equivalent yield on average earning assets decreased 38 basis points for the quarter ended June 30, 2011 to 4.56% from 4.94% for the same period in 2010. For the first six months of 2011, the yield on average earning assets, on a tax-equivalent basis, decreased 41 basis points to 4.58% compared to 4.99% for the six months ended June 30, 2010. Management attributes the decrease in the yield on our earning assets to the continued low level of market interest rates. Yields on our taxable securities decreased approximately 45 and 70 basis points for the three- and six-month periods ending June 30, 2011, respectively, as compared to the same periods last year as securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds during the second quarter of 2011 was 1.42%, a decrease of 24 basis points when compared to 1.66% for the second quarter of 2010. Average rates paid on bank certificates of deposit decreased 26 basis points from 2.09% for the quarter ended June 30, 2010 to 1.83% for the quarter ended June 30, 2011, while our average cost of borrowed funds decreased 64 basis points during the second quarter of 2011 compared to the same period in 2010. Total interest expense decreased $345 thousand or 11.8% during the second quarter of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities. For the six months ended June 30, 2011, our cost of funds was 1.46%, a decrease of 24 basis points when compared to 1.70% for the same period in 2010. Average rates paid on bank certificates of deposit decreased 23 basis points from 2.09% to 1.86% for the first six months of 2011, while our cost of borrowed funds decreased 27 basis points compared to the same period a year ago. Total interest expense decreased $700 thousand or 11.8% during the six months of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $19.6 million for the six months of 2011 compared with the same period in 2010.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2011 was 3.35% compared to 3.52% in the second quarter of 2010, while our net interest spread decreased 14 basis points during the same period. For the six months ended June 30, 2011, our net interest margin, on a tax-equivalent basis, was 3.33% compared to 3.54% in the six months of 2010 while our net interest spread decreased 17 basis points.

Average interest-bearing liabilities, as a percentage of interest-earning assets, for the quarters ended June 30, 2011 and 2010 were 85.8% and 85.2%, respectively. For the six months ended June 30, 2011, average interest-bearing liabilities as a percentage of interest-earning assets were 86.1% compared to 85.5% for the six months ended June 30, 2010.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended

	June 30, 2011			June 30, 2010
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$530,303	5.54%	$7,329	$569,042	5.49%	$7,790
Taxable securities	284,997	3.06%	2,172	192,000	3.51%	1,680
Non-taxable securities (2)	11,555	6.15%	177	49,038	6.07%	742
Other investments	25,123	0.22%	14	19,659	0.10%	5
Total interest-earning assets	851,978	4.56%	$9,692	829,739	4.94%	$10,217
Cash and due from banks	12,160			11,910
Bank premises and equipment, net	26,677			25,082
Other assets	36,272			26,763
Total assets	$927,087			$893,494

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$685,641	1.39%	$2,369	$678,439	1.63%	$2,749
Short-term borrowings	17,544	1.67%	73	13,933	1.76%	61
Long-term obligations	27,500	2.11%	145	14,500	3.37%	122
Total interest-bearing liabilities	730,685	1.42%	2,587	706,872	1.66%	2,932
Non-interest-bearing deposits	110,824			101,194
Other liabilities	5,358			32
Shareholders’ equity	80,220			85,396
Total liabilities and Shareholders’ equity	$927,087			$893,494

Net interest income and net interest margin (FTE) (3)		3.35%	$7,105		3.52%	$7,285

Interest rate spread (FTE) (4)		3.14%			3.28%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $60 thousand and $252 thousand for periods ended June 30, 2011 and 2010, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

For the six months ended

	June 30, 2011			June 30, 2010
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$538,722	5.50%	$14,686	$567,999	5.48%	$15,422
Taxable securities	276,360	3.00%	4,118	196,348	3.70%	3,604
Non-taxable securities (2)	12,098	6.19%	371	47,583	6.11%	1,442
Other investments	18,181	0.23%	21	16,208	0.09%	7
Total interest-earning assets	845,361	4.58%	$19,196	828,138	4.99%	$20,475
Cash and due from banks	12,736			11,107
Bank premises and equipment, net	26,725			25,169
Other assets	35,363			26,829
Total assets	$920,185			$891,243

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$682,103	1.42%	$4,790	$674,457	1.66%	$5,567
Short-term borrowings	15,447	1.85%	142	16,455	1.43%	117
Long-term obligations	30,141	2.17%	325	17,193	3.20%	273
Total interest-bearing liabilities	727,691	1.46%	5,257	708,105	1.70%	5,957
Non-interest-bearing deposits	106,402			97,634
Other liabilities	5,650			161
Shareholders’ equity	80,442			85,343
Total liabilities and Shareholders’ equity	$920,185			$891,243

Net interest income and net interest margin (FTE) (3)		3.33%	$13,939		3.54%	$14,518

Interest rate spread (FTE) (4)		3.12%			3.29%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $126 thousand and $490 thousand for periods ended June 30, 2011 and 2010, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended June 30, 2011 and 2010

Increase (Decrease) in interest income and expense due to changes in:

	2011 compared to 2010
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$(533)	$72	$(461)
Taxable securities	761	(269)	492
Non-taxable securities (2)	(571)	6	(565)
Other investments	2	7	9
Interest income	(341)	(184)	(525)
Interest-bearing deposits	27	(407)	(380)
Short-term borrowings	15	(3)	12
Long-term obligations	89	(66)	23
Interest expense	131	(476)	(345)
Net interest income	$(472)	$292	$(180)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $60 thousand and $252 thousand for periods ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 and 2010

Increase (Decrease) in interest income and expense due to changes in:

	2011 compared to 2010
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$(797)	$61	$(736)
Taxable securities	1,330	(816)	514
Non-taxable securities (2)	(1,082)	11	(1,071)
Other investments	2	12	14
Interest income	(547)	(732)	(1,279)
Interest-bearing deposits	58	(835)	(777)
Short-term borrowings	(8)	33	25
Long-term obligations	173	(121)	52
Interest expense	223	(923)	(700)
Net interest income	$(770)	$191	$(579)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $126 thousand and $490 thousand for periods ended June 30, 2011 and 2010, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three and six months ended June 30, 2011 was $1.3 million and $5.2 million, respectively. The provision for loan losses charged to operations during the three and six months ended June 30, 2010 was $1.8 million and $4.8 million, respectively. The increase for the six-month period reflects higher historical loss rates, additional impaired loans and management’s response to the current economic environment. The Bank had net charge-offs of $1.1 million for the quarter ended June 30, 2011 compared to net charge-offs of $2.6 million during the second quarter of 2010. For the six-month periods ended June 30, 2011 and 2010, the Bank had net charge-offs of $3.1 million and $4.0 million, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and six-month periods ended June 30, 2011 and 2010.

	For the Three Months Ended June 30, 2011	Changes from the Prior Year		For the Six Months Ended June 30, 2011	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$828	$(65)	(7.3)	$1,593	$(123)	(7.2)
Other service charges and fees	330	(103)	(23.8)	574	(124)	(17.8)
Mortgage origination fees	452	159	54.3	778	273	54.1
Net gain on sale of securities	858	706	464.5	884	(557)	(38.7)
Income from bank owned life insurance	74	—	—	148	—	—
Other operating expense	(3)	(24)	NM	(7)	(33)	NM

Total noninterest income	$2,539	$673	36.1	$3,970	$(564)	(12.4)

Noninterest income increased $673 thousand or 36.1% to $2.5 million for the second quarter of this year compared to $1.9 million for the same period in 2010. For the six months ended June 30, 2011 noninterest income decreased $564 thousand or 12.4% to $4.0 million compared to $4.5 million for the same period in 2010. The increase in noninterest income in the second quarter of 2011 as compared to the same quarter of 2010 is primarily due to an increase in net gain on sale of securities of $706 thousand. The year to date decrease in noninterest income is primarily the result of a decrease in net gains on the sale of securities of $557 thousand. Service charges on deposit accounts decreased $65 thousand and $123 thousand, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010 mainly due to a decrease in overdraft protection fees. Other service charges and fees decreased $103 thousand and $124 thousand, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010. The primary reason for the decrease is that brokerage investment service fees and gain on mortgage commitments were down during both periods. Mortgage loan origination fees increased $159 thousand and $273 thousand, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010. The increase is mainly because we established a correspondent bank platform for our mortgage department near the end of the first quarter of 2010 and we began originating loans in our name and selling them in the secondary market. This change fully impacted the three and six months ending on June 30, 2011 but had less of an impact on the prior year periods.

Noninterest Expense

Noninterest expense increased 12.5% and 6.1%, respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The following table presents the components of noninterest expense for the three and six months ended June 30, 2011 and dollar and percentage changes from the prior year.

	For the Three Months Ended June 30, 2011	Changes from the Prior Year		For the Six Months Ended June 30, 2011	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,826	$500	21.5	$5,390	$745	16.0
Retirement and other employee benefits	784	72	10.1	1,460	18	1.2
Occupancy	522	75	16.8	1,005	101	11.2
Equipment	513	27	5.6	1,072	119	12.5
Professional fees	271	60	28.4	542	43	8.6
Supplies	78	10	14.7	129	9	7.5
Telephone	189	32	20.4	358	18	5.3
FDIC deposit insurance	201	(144)	(41.7)	527	(151)	(22.3)
Other outside services	162	52	47.3	343	115	50.4
Net cost of real estate and repossessions acquired in settlement of loans	79	32	68.1	97	(284)	(74.5)
Other operating expenses	1,032	25	2.5	1,978	14	0.7

Total noninterest expenses	$6,657	$741	12.5	$12,901	$747	6.1

Salary expense for the three and six months ended June 30, 2011 increased $500 thousand and $745 thousand, respectively, compared to the same prior year periods. The increase is primarily the result of additions made to personnel including personnel associated with a new branch opened in December 2010. The increase also includes general cost of living and merit increases.

Employee related benefits expense for the three and six months ended June 30, 2011 increased $72 thousand and $18 thousand, respectively, compared to the same prior year periods. The increase is associated with the increase in salaries mentioned above which was partially offset by a decrease in supplemental employee retirement plan expense. As of June 30, 2011, we had 246 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office.

Occupancy expense for the three and six months ended June 30, 2011 increased $75 thousand and $101 thousand, respectively, compared to the same prior year periods. The increases are related to expenses associated with the new branch that was opened in December 2010 and an increase in building repairs and maintenance expense.

Equipment expense for the three and six months ended June 30, 2011 increased $27 thousand and $119 thousand, respectively, compared to the same prior year periods. The increases are related to expenses associated with the new branch that was opened in December 2010 and an increase in equipment maintenance expense.

Professional fees, which include consulting, audit and legal fees, increased $60 thousand for the three months ended June 30, 2011 compared to the same period of 2010 and increased $43 thousand when compared on a year to date basis to the prior year period. Consulting expense during the second quarter increased $39 thousand and, on a year to date basis, consulting expense decreased $12 thousand in 2011 when compared to the same period in 2010. Audit and accounting fees in the second quarter of 2011 decreased $2 thousand from the prior year period and for the six-month period ended June 30, 2011 audit fees increased $9 thousand over the prior year six-month period. Legal expense during the second quarter increased $24 thousand and, on a year to date basis, legal expense increased $47 thousand in 2011 when compared to the same period in 2010.

FDIC deposit insurance expenses decreased $144 thousand for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. For the six-month period ended June 30, 2011, FDIC deposit insurance expense decreased $151 thousand over the six-month period ended June 30, 2010. The decreases for both the three- and six-month periods were due to a change made by the FDIC in its assessment calculations.

Other outside services expense for the three and six months ended June 30, 2011 increased $52 thousand and $115 thousand, respectively, compared to the same prior year periods. The increases are related to additional services acquired and an increase in cost of existing services.

Net cost of real estate and repossessions acquired in the settlement of loans expense for the six months ended June 30, 2011 decreased $284 thousand compared to the same prior year period. The decrease is related to a drop in losses on the sale and write-down of other real estate owned during the six-month period ending June 30, 2011. Losses were reduced during the six-month period ending June 30, 2011 partially from the action that bank management took in prior periods to appropriately value properties as market values declined.

Income Taxes

Income tax expense for the three months ended June 30, 2011 and 2010 was $509 thousand and $246 thousand, respectively, resulting in effective tax rates of 30.8% and 20.4%, respectively. The effective tax rate was higher for the three months ended June 30, 2011 compared to the same period in 2010 mainly due to a decrease in interest income exempt from federal income taxes. For the six-month period ending June 30, 2011, there was a tax benefit of $382 thousand compared to an income tax expense of $184 thousand for the same period of 2010, which resulted in effective tax rates of 119.0% and 11.3%, respectively. The effective tax rate was higher for the six months ended June 30, 2011 compared to the same period in 2010 due to reporting a loss before income taxes and reporting a tax benefit for the 2011 period.

Financial Condition

Balance Sheet

Our total assets were $941.5 million at June 30, 2011, $919.9 million at December 31, 2010 and $921.8 million at June 30, 2010. Deposit growth funded our year-over-year asset growth. For the twelve months ended June 30, 2011, our loans declined $27.5 million or 4.8% while our deposits grew by approximately $20.3 million or 2.6%. Year-over-year, our earning assets grew by $18.4 million primarily through additions to our available-for-sale investment securities portfolio. For the six months ended June 30, 2011, our loans outstanding decreased $24.9 million and deposits increased by $26.8 million.

Loans

As of June 30, 2011, total loans had decreased to $542.7 million, down 4.4% from total loans of $567.6 million at December 31, 2010 and down 4.8% from total loans of $570.2 million at June 30, 2010. The decline in loans year-over-year and for the six months ending June 30, 2011 can be attributed to continued weak economic conditions.

Asset Quality

At June 30, 2011, our allowance for loan losses as a percentage of loans was 2.85%, up from 1.83% at June 30, 2010 and up from 2.33% at December 31, 2010. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. Also, the increase reflects the recognition of additional loans identified as being impaired. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs for the first six months of 2011 totaled $3.0 million compared to net charge-offs of $4.0 million during the first six months of 2010. The provision for loan losses charged to operations for the six months ended June 30, 2011 and 2010 was $5.2 million and $4.8 million, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010.

Analysis of Changes in Allowance for Loan Losses

	For the six months
	Ended June 30,
	2011	2010
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$542,687	$570,174

Average loans outstanding-gross	$551,356	$578,071

Allowance for loan losses at beginning of period	$13,247	$9,725
Loans charged off:
Real estate	(2,664)	(3,093)
Installment loans	(15)	(26)
Credit cards and related plans	(9)	—
Demand deposit overdraft program	(92)	(97)
Commercial and all other loans	(368)	(900)

Total charge-offs	(3,148)	(4,116)

Recoveries of loans previously charged off:
Real estate	8	16
Installment loans	2	2
Credit cards and related plans	1	1
Demand deposit overdraft program	57	53
Commercial and all other loans	78	1

Total recoveries	146	73

Net charge offs	(3,002)	(4,043)

Provision for loan losses	5,203	4,780

Allowance for loan losses at end of period	$15,448	$10,462

	For the six months
	Ended June 30,
	2011	2010
Ratios
Annualized net charge offs to average loans during the period	1.09%	1.40%
Allowance for loan losses to loans at period end	2.85%	1.83%
Allowance for loan losses to nonperforming loans at period end	61%	54%
Allowance for loan losses to impaired loans at period end	49.3%	36.1%

The ratio of annualized net charge-offs to average loans decreased to 1.09% at June 30, 2011 from 1.40% at June 30, 2010 mainly due to a decrease in commercial related charge-offs. The increase in the allowance for loan losses to loans to 2.85% at June 30, 2011 from 1.83% at June 30, 2010 reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. Also, the increase reflects the recognition of additional loans identified as being impaired. The ratio of our allowance for loan losses to nonperforming loans increased to 61% as of June 30, 2011 compared to 54% as of June 30, 2010.

Construction, land and development (“CLD”) loans make up 15.5% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Bank. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total
	Balance	% of Total	Balance	% of Total	Loans
	(Dollars in thousands)
Balances at June 30, 2011	$84,291	15.5%	$458,396	84.5%	$542,687
Impaired loans	16,331	52.2%	14,981	47.8%	31,312
Allocated Reserves	7,466	53.7%	6,434	46.3%	13,900
YTD Net Charge-offs	1,911	63.7%	1,091	36.3%	3,002
Nonperforming loans (NPL)	12,415	49.2%	12,801	50.8%	25,216
NPL as % of loans	14.7%		2.8%		4.64%

While balances of CLD loans make up 15.5% of the Bank’s loan portfolio at June 30, 2011, they represent 52.2% and 63.7% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 49.2% of the Bank’s nonperforming loans and 53.7% of the Bank’s allocated reserves are allocated to CLD loans.

Nonperforming Assets

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Non-accrual loans	$18,297	$15,896
Restructured loans	6,919	6,193
Other real estate owned & repossessions	7,050	4,536

Total	$32,266	$26,625

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $32.3 million and $26.6 million, or 3.4% and 2.89% of total assets at June 30, 2011 and December 31, 2010, respectively. On June 30, 2011, our nonperforming loans (consisting of non-accruing and restructured loans) amounted to approximately $25.2 million compared to $22.1 million as of December 31, 2010. The increase in nonperforming loans was mainly due to increases in nonaccrual real estate loans secured by residential properties and secured by nonfarm nonresidential properties. We had $7.1 million in other real estate owned and repossessions at June 30, 2011 compared to $4.5 million at December 31, 2010. The increase is mainly due from an increase in construction and land development loans.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At June 30, 2011, we had loans totaling $31.3 million (which includes $24.1 million in nonperforming loans) which were considered to be impaired compared to $26.3 million at December 31, 2010. As discussed under the caption Asset Quality, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans, net of previous charge-offs, that were considered impaired, and their associated reserve allocation, if any, at June 30, 2011. Twenty-four non-accrual loans with a total balance of approximately $1.0 million and two restructured loans with a balance of $90 thousand were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	57	$17.3	$0.8
Restructured loans	11	6.8	1.5

Total nonperforming loans	68	$24.1	$2.3

Other impaired loans with allocated reserves	17	6.8	1.8
Other impaired loans without allocated reserves	3	0.4	—

Total impaired loans	88	$31.3	$4.1

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

Our investment securities totaled $298.1 million at June 30, 2011, $273.2 million at December 31, 2010 and $268.1 million at June 30, 2010. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At June 30, 2011, the securities portfolio had unrealized net gains of approximately $0.7 million, which are reported in accumulated other comprehensive income on the consolidated statement of changes in shareholders’ equity, net of tax. Our securities portfolio at June 30, 2011 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of June 30, 2011, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of June 30, 2011 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$97,479	$98,101
Federal Home Loan Mortgage Corporation	40,760	41,066
Federal Home Loan Banks	8,601	8,360
Government National Mortgage Association	32,843	33,010
Small Business Administration	81,016	81,217

At June 30, 2011, we held $9.1 million in bank owned life insurance, compared to $9.0 million and $8.8 million at December 31, 2010 and June 30, 2010, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $812.8 million as of June 30, 2011 compared to deposits of $785.9 million at December 31, 2010 and up 2.6% compared to deposits of $792.5 million at June 30, 2010. We attribute our deposit growth during the twelve months ended June 30, 2011 to an increase in public funds in money market accounts, an increase in Rewards Checking and Savings accounts and an increase in noninterest bearing demand accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less. Our short-term borrowings totaled $13.7 million at June 30, 2011, compared to $11.5 million on December 31, 2010, a net increase of $2.2 million.

The following table details the maturities and rates of our borrowings from the FHLB, as of June 30, 2011.

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

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $27.5 million on June 30, 2011, compared to $34.5 million of FHLB advances on December 31, 2010 and $14.5 million in advances on June 30, 2010. The decrease of $7.0 million in long-term FHLB advances as of June 30, 2011 from December 31, 2010, is the result of FHLB advances being reclassified to short-term borrowing because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $188.3 million, $184.0 million and $184.4 million of advances from the FHLB at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. At June 30, 2011, we had outstanding FHLB advances totaling $36.0 million compared to $42.5 million and $31.0 million at December 31, 2010 and June 30, 2010, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2011, we owned 40,320 shares of the FHLB’s $100 par value capital stock, compared to 45,708 and 51,160 shares at December 31, 2010 and June 30, 2010, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $46.0 million available to us at June 30, 2011 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2011, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the six months ended June 30, 2011 totaled $9.5 million, compared to net cash provided by operations of $3.9 million for the same period in 2010. Net cash used in investing activities decreased to $2.9 million for the six months ended June 30, 2011, as compared to $21.8 million for the same period in 2010. Net cash provided by financing activities was $21.4 million for the first half of 2011, compared to net cash provided of $29.5 million for the same period in 2010. Cash and cash equivalents at June 30, 2011 were $48.2 million compared to $29.5 million at June 30, 2010.

As discussed in Note 11, during April 2011, the Bank’s Board of Directors adopted a resolution at the request of the Federal Deposit Insurance Corporation to the effect that, among other things, the Bank will not pay any cash dividend to us without the approval of the FDIC and N.C. Commissioner of Banks. Dividends we receive from the Bank are our primary source of funds with which we can pay dividends on our outstanding common and preferred stock. As a result, if the Bank’s regulators declined to permit the Bank to dividend funds to us, we would be unable to pay dividends on our common and preferred stock.

Capital Resources

Shareholders’ Equity

As of June 30, 2011, our total shareholders’ equity was $82.3 million (consisting of common shareholders’ equity of $64.9 million and preferred stock of $17.4 million) compared with total shareholders’ equity of $80.9 million as of December 31, 2010 (consisting of common shareholders’ equity of $63.6 million and preferred stock of $17.3 million). Common shareholders’ equity increased by approximately $1.3 million to $64.9 million at June 30, 2011 from $63.6 million at December 31, 2010. We generated net income of $61 thousand, experienced an increase in net unrealized gains on available-for-sale securities of $2.0 million, a decrease of $67 thousand to the post retirement benefit plan and recognized stock based compensation of $11 thousand on incentive stock awards. We declared cash dividends of $199 thousand on our common shares or $0.07 per share during the first half of 2011 and dividends and accretion of discount of $530 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of June 30, 2011, we and the Bank met all capital adequacy requirements to which we are subject.

As of June 30, 2011, we experienced a decrease in our capital ratios when compared to the period ending June 30, 2010. This decrease is primarily due to a decrease in Tier 1 capital. Risk weighted ratios were up slightly when compared to December 31, 2010 primarily due to an increase in Tier 1 and Total capital.

On June 30, 2011, we entered into a Securities Purchase Agreement with certain institutional investors to issue $75 million in 4,687,500 common shares under a private placement at $16 per share. For more information please see Note 12.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions		Minimum ratio required for capital adequacy purposes		Our Ratio	Bank’s Ratio
As of June 30, 2011:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.39%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.20	12.20
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.46	13.46
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.66%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.08	12.08
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.34	13.34
As of June 30, 2010:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	9.26%	7.25%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.78	10.01
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	14.03	11.26

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2011, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB BANCORP, INC. (Registrant)
Date: August 12, 2011	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: August 12, 2011	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

10.01	Securities Purchase Agreement (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated June 30, 2011 and filed on July 7, 2011)

10.02	Registration Rights Agreement (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated June 30, 2011 and filed on July 7, 2011)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1	Interactive Data File (submitted herewith)