Form 10-Q
period 2011-09-30
ECB BANCORP INC
filed 2011-11-14
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

On November 10, 2011, there were 2,849,841 outstanding shares of Registrant’s common stock.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2011 (unaudited) and December 31, 2010

(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010*
Assets
Non-interest bearing deposits and cash	$13,123	$11,731
Interest bearing deposits	61	20
Overnight investments	4,055	8,415

Total cash and cash equivalents	17,239	20,166

Investment securities
Available-for-sale, at market value (cost of $325,023 and $275,883 at September 30, 2011 and December 31, 2010, respectively)	327,066	273,229

Loans held for sale	2,338	4,136

Loans	521,626	567,631
Allowance for loan losses	(12,214)	(13,247)

Loans, net	509,412	554,384

Real estate and repossessions acquired in settlement of loans, net	6,223	4,536
Federal Home Loan Bank common stock, at cost	3,768	4,571
Bank premises and equipment, net	26,137	26,636
Accrued interest receivable	4,972	5,243
Bank owned life insurance	11,676	8,954
Other assets	14,864	18,014

Total	$923,695	$919,869

Liabilities and Shareholders’ equity
Deposits
Demand, noninterest bearing	$123,783	$104,932
Demand, interest bearing	257,115	262,977
Savings	46,879	29,938
Time	368,832	388,094

Total deposits	796,609	785,941

Accrued interest payable	630	631
Short-term borrowings	13,528	11,509
Long-term obligations	25,500	34,500
Other liabilities	4,180	6,394

Total liabilities	840,447	838,975

Shareholders’ equity
Preferred stock, Series A	17,412	17,288
Common stock, par value $3.50 per share	9,974	9,974
Capital surplus	25,868	25,852
Warrants	878	878
Retained earnings	27,946	28,554
Accumulated other comprehensive income (loss)	1,170	(1,652)

Total shareholders’ equity	83,248	80,894

Total	$923,695	$919,869

Common shares outstanding	2,849,841	2,849,841
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Results of Operations

For the three and nine months ended September 30, 2011 and 2010 (unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$7,096	$7,640	$21,782	$23,062
Interest on investment securities:
Interest exempt from federal income taxes	106	385	351	1,337
Taxable interest income	1,961	1,949	6,061	5,519
Dividend income	9	6	27	40
Other interest income	17	2	38	9

Total interest income	9,189	9,982	28,259	29,967

Interest expense:
Deposits:
Demand accounts	511	406	1,573	1,045
Savings	85	25	212	52
Time	1,751	2,347	5,352	7,248
Short-term borrowings	73	66	215	183
Long-term obligations	146	161	471	434

Total interest expense	2,566	3,005	7,823	8,962

Net interest income	6,623	6,977	20,436	21,005
Provision for loan losses	1,028	3,863	6,231	8,643

Net interest income after provision for loan losses	5,595	3,114	14,205	12,362

Noninterest income:
Service charges on deposit accounts	836	842	2,429	2,558
Other service charges and fees	410	470	984	1,168
Mortgage origination fees	255	351	1,033	856
Net gain on sale of securities	998	2,030	1,882	3,471
Income from bank owned life insurance	74	75	222	223
Other operating (expense) income	(5)	32	(12)	58

Total noninterest income	2,568	3,800	6,538	8,334

Noninterest expenses:
Salaries	2,737	2,548	8,127	7,193
Retirement and other employee benefits	638	740	2,098	2,182
Occupancy	528	480	1,533	1,384
Equipment	550	589	1,622	1,542
Professional fees	240	187	782	686
Supplies	49	45	178	165
Telephone	179	147	537	487
FDIC insurance	236	355	763	1,033
Other outside services	94	123	437	351
Net cost of real estate and repossessions acquired in settlement of loans	645	112	742	493
Other operating expenses	1,643	1,053	3,621	3,017

Total noninterest expenses	7,539	6,379	20,440	18,533

Income before income taxes	624	535	303	2,163
Income tax expense (benefit)	97	(5)	(285)	179

Net income	527	540	588	1,984

Preferred stock dividends	225	225	673	673
Accretion of discount	42	42	124	124

Income (loss) available to common shareholders	$260	$273	($209)	$1,187

Net income (loss) per share - basic	$0.09	$0.10	($0.07)	$0.42

Net income (loss) per share - diluted	$0.09	$0.10	($0.07)	$0.42

Weighted average shares outstanding - basic	2,849,841	2,849,841	2,849,841	2,849,511

Weighted average shares outstanding - diluted	2,849,841	2,849,841	2,849,841	2,849,554

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2011 and 2010 (unaudited)

(Dollars in thousands, except per share data)

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number	Amount
Balance January 1, 2010	$17,122	2,847,881	$9,968	$878	$25,803	$29,555	$1,049		$84,375

Unrealized gain, net of income tax expense of $ 1,563							2,497	$2,497	2,497

Net income						1,984		1,984	1,984

Total comprehensive income								$4,481

Stock based compensation					28				28

Stock options exercised		1,960	6		13				19

Preferred stock accretion	124					(124)			—

Cash dividends on preferred stock						(673)			(673)

Cash dividends ($0.21 per share)						(598)			(598)

Balance September 30, 2010	$17,246	2,849,841	$9,974	$878	$25,844	$30,144	$3,546		$87,632

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Comprehensive income	Total
		Number	Amount
Balance January 1, 2011	$17,288	2,849,841	$9,974	$878	$25,852	$28,554	$(1,652)		$80,894

Unrealized gain, net of income tax expense of $ 1,808							2,889	$2,889	2,889

Post retirement health insurance benefit adjustment, net of income tax benefit of $ 42							(67)	(67)	(67)

Net income						588		588	588

Total comprehensive income								$3,410

Stock based compensation					16				16

Preferred stock accretion	124					(124)			—

Cash dividends on preferred stock						(673)			(673)

Cash dividends ($0.14 per share)						(399)			(399)

Balance September 30, 2011	$17,412	2,849,841	$9,974	$878	$25,868	$27,946	$1,170		$83,248

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010 (unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$588	$1,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,071	999
Amortization of premium on investment securities, net	2,245	1,284
Provision for loan losses	6,231	8,643
Gain on sale of securities	(1,882)	(3,471)
Stock based compensation	16	28
Decrease (increase) in accrued interest receivable	271	(209)
Impairment of real estate and repossessions acquired in settlement of loans	515	206
Loss on sale of real estate and repossessions acquired in settlement of loans	101	272
Income from Bank owned life insurance	(222)	(223)
Originations of mortgage loans held for sale	(40,860)	(18,485)
Proceeds from sale of loans held for sale	42,658	16,382
Decrease in other assets	1,384	266
Decrease in accrued interest payable	(1)	(139)
Decrease in other liabilities, net	(2,323)	(859)

Net cash provided by operating activities	9,792	6,678

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	112,587	96,858
Proceeds from maturities of investment securities classified as available-for-sale	35,684	36,981
Purchases of investment securities classified as available-for-sale	(197,774)	(152,456)
Redemption of Federal Home Loan Bank common stock	803	367
Purchases of premises and equipment	(572)	(1,169)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	2,156	2,357
Purchases of life insurance	(2,500)	—
Net loan repayments (disbursements)	34,282	(5,436)

Net cash used by investing activities	(15,334)	(22,498)

Cash flows from financing activities:
Net increase in deposits	10,668	35,862
Net increase (decrease) in borrowings	(6,981)	4,124
Dividends paid to common shareholders	(399)	(917)
Dividends paid on preferred stock	(673)	(673)
Net proceeds from issuance of common stock	—	19

Net cash provided by financing activities	2,615	38,415

(Decrease) increase in cash and cash equivalents	(2,927)	22,595
Cash and cash equivalents at beginning of period	20,166	17,811

Cash and cash equivalents at end of period	$17,239	$40,406

Cash paid during the period:
Interest	$7,824	$9,101
Taxes	163	746
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$—	$199
Unrealized gains on available-for-sale securities, net of deferred taxes	2,889	2,497
Transfer from loans to real estate and repossessions acquired in settlement of loans	4,459	3,043
Transfer from long-term to short-term borrowings	9,000	6,500
Transfer from investments to other assets	—	250
Transfer from real estate and repossessions acquired in settlement of loans to bank premises and equipment	—	398

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K as of December 31, 2010 should be referenced when reading these unaudited interim consolidated financial statements. Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Allowance for Loan Losses

The allowance for loan losses (AFLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the allowance. The AFLL represents management’s estimate of the amount necessary to absorb estimated probable losses in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on individual loan reviews, past loan loss experience, economic conditions in the Company’s market areas, the fair value and adequacy of underlying collateral, and the growth and loss attributes of the loan portfolio. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. Thus, future changes to the AFLL may be necessary based on the impact of changes in loan loss experience, the fair value and adequacy of underlying collateral, the growth and loss attributes of the loan portfolio and economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s AFLL. Such agencies may require the Company to recognize adjustments to the AFLL based on their judgments about information available to them at the time of their examination.

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

During the third quarter of 2011, the following circumstances occurred which represent the primary factors contributing to a reduction in the AFLL:

•

We experienced a significant decline in the outstanding balance of construction and land development as well as commercial and industrial loans. Additionally, the overall risk grade of the remaining loans within these segments has improved. Given the significance of historical loss rates attributable to these loan segments, the declining loan balances and improved average risk grades had a substantial impact on our general reserves, effectively lowering them by approximately 16 basis points, or $769 thousand, as compared to our prior quarter end.

•

Consistent with each quarterly reporting period, management also evaluated the AFLL model’s unallocated internal and external factor percentages. As the Bank has continued to strengthen certain internal controls of the credit function, specific internal factors were scored to ensure they were consistent with improved Bank policies and procedures. The impact of these modifications increased our general reserves by approximately 14 basis points, or $690 thousand as compared to our prior quarter end.

•

During the quarter, management conducted an impairment migration study using the Bank’s historical data from the preceding two years. From this study we determined that our years to impairment AFLL model assumption should be reduced in all but two of our loan segments. This analysis provided statistical support for the refinement of this assumption and effectively lowered our general reserves by approximately 47 basis points, or $2.3 million, after considering the net effect of the prior two points above, as compared to our prior quarter end.

Management’s migration study was supplemented by an independent study of the allowance model. During the third quarter of 2011, the Bank also employed an independent specialist to perform a loss migration analysis on the Bank’s loan portfolio in order to provide additional statistical data and validation for the Bank’s AFLL modeling process. That analysis provided the Bank with useful data regarding its loss migration history and mean level of loss history given our credit migration, and served as an independent validation of our overall allowance position at period end. Management and the Board of Directors have evaluated the impact of these AFLL model updates and determined that the allowance represents an amount necessary to absorb estimated probable losses in the loan portfolio.

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

A special meeting of the shareholders of the Company was held on October 12, 2011. At this meeting the shareholders approved amending the Company’s Articles of Incorporation to increase the number of its authorized shares of common stock from 10,000,000 to 50,000,000 and authorized 2,000,000 shares of a new class of mandatorily convertible non-voting common stock. The shareholders also approved the Company’s 2011 Equity Plan and the issuance of shares of the Company’s common stock to certain institutional investors in a private placement offering pursuant to the terms of a Securities Purchase Agreement, dated as of June 30, 2011 and amended and restated as of September 9, 2011, and related documents.

(2) Net Income Per Share

Basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per share for the nine or three-month periods ended September 30, 2011 and September 30, 2010.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted average shares outstanding did not increase for the nine and three months ended September 30, 2011 as there was no dilutive impact of options for the periods. For the nine months ended September 30, 2010, diluted weighted average shares outstanding increased by 43 due to the dilutive impact of options. Stock options had no impact on diluted weighted average shares for the three months ended September 30, 2010. For the nine month period ending September 30, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive. For the three month period ending September 30, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the Company’s stock for that period. There were 28,513 options outstanding for both the nine and three months ended September 30, 2010, that were not included in the computation of diluted net income per share because the exercise price was above the average market value of the Company’s stock for the periods. As of September 30, 2010, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share for either the nine or three-month period because its exercise price exceeded the average market price of the company’s stock for the periods.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income (Loss) Per Share for the nine months ended September 30.

	Nine months ended September 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(209)	2,849,841	$(0.07)

Effect of dilutive securities	—	—

Diluted net loss per share	$(209)	2,849,841	$(0.07)

	Nine months ended September 30, 2010 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,187	2,849,511	$0.42

Effect of dilutive securities	—	43

Diluted net income per share	$1,187	2,849,554	$0.42

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Share for the three months ended September 30.

	Three months ended September 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$260	2,849,841	$0.09

Effect of dilutive securities	—	—

Diluted net income per share	$260	2,849,841	$0.09

	Three months ended September 30, 2010 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$273	2,849,841	$0.10

Effect of dilutive securities	—	—

Diluted net income per share	$273	2,849,841	$0.10

(3) Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of comprehensive income for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$527	540	$588	$1,984
Other comprehensive income:
Unrealized gains on available for sale securities arising during the period	2,332	2,990	6,579	7,531
Tax expense	(898)	(1,150)	(2,533)	(2,899)
Reclassification to realized gains	(998)	(2,030)	(1,882)	(3,471)
Tax expense	384	780	725	1,336
Defined benefit pension adjustment	—	—	(109)	—
Tax benefit	—	—	42	—

Total other comprehensive income	820	590	2,822	2,497

Total comprehensive income	$1,347	$1,130	$3,410	$4,481

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 7.

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

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$14,180	$349	$—	$14,529
Obligations of states and political subdivisions	10,861	592	—	11,453
Mortgage-backed securities	154,388	2,401	(88)	156,701
SBA-backed securities	112,844	554	(197)	113,201
Corporate bonds	32,750	30	(1,598)	31,182

	$325,023	$3,926	$(1,883)	$327,066

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$25,466	$183	$(868)	$24,781
Obligations of states and political subdivisions	12,818	240	(80)	12,978
Mortgage-backed securities	150,850	837	(1,597)	150,090
SBA-backed securities	57,362	258	(767)	56,853
Corporate bonds	29,387	77	(937)	28,527

	$275,883	$1,595	$(4,249)	$273,229

Gross realized gains and losses on sales of securities for the three and nine-month periods ended September 30, 2011 and September 30, 2010 were as follows:

	$0,000,000	$0,000,000
	Nine months ended September 30, (Dollars in thousands)
	2011	2010
Gross realized gains	$1,987	$3,519
Gross realized losses	(105)	(48)

Net realized gains	$1,882	$3,471

	$0,000,	$0,000,
	Three months ended September 30, (Dollars in thousands)
	2011	2010
Gross realized gains	$1,016	$2,062
Gross realized losses	(18)	(32)

Net realized gains	$998	$2,030

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following tables set forth the amount of unrealized losses at September 30, 2011 and December 31, 2010 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer.

	September 30, 2011
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities	$23,213	$88	$—	$—	$23,213	$88
SBA-backed securities	42,846	197	—	—	42,846	197
Corporate bonds	22,948	1,187	1,588	411	24,536	1,598

Total	$89,007	$1,472	$1,588	$411	$90,595	$1,883

	December 31, 2010
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds	$17,410	$868	$—	$—	$17,410	$868
Obligations of states and political subdivisions	3,548	80	—	—	3,548	80
Mortgage-backed securities	99,549	1,597	—	—	99,549	1,597
SBA-backed securities	31,963	767	—	—	31,963	767
Corporate bonds	20,815	654	1,717	283	22,532	937

Total	$173,285	$3,966	$1,717	$283	$175,002	$4,249

As of September 30, 2011 and December 31, 2010, management concluded that the unrealized losses presented above, which consisted of thirty-seven securities at September 30, 2011 and seventy-nine securities at December 31, 2010, are temporary in nature and the Company has the intent to hold these investments for a time necessary to recover their cost and it is not likely that the Bank would be required to sell prior to recovery. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At September 30, 2011 and December 31, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $3.8 million and $4.6 million, respectively. On August 16, 2011, FHLB paid a dividend for the second quarter of 2011 with an annualized rate of 0.76%. The dividend rate was equal to average three-month LIBOR for the period of April 1, 2011 to June 30, 2011 plus 0.50%, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2011 or December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2011 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:
Due in five through ten years	$14,180	$14,529
Obligations of states and political subdivisions:
Due in one year or less	251	252
Due in one through five years	961	1,038
Due in five through ten years	4,153	4,383
Due after ten years	5,496	5,780
Mortgage-backed securities:
Due in five through ten years	8,152	8,288
Due after ten years	146,236	148,413
SBA-backed securities:
Due in five through ten years	4,967	5,075
Due after ten years	107,877	108,126
Corporate bonds:
Due in one through five years	13,358	13,241
Due in five through ten years	19,392	17,941

Total securities	$325,023	$327,066

Securities with an amortized cost of $190.7 million at September 30, 2011 are pledged as collateral. Of this total, securities with an amortized cost of $57.0 million and fair value of $57.5 million are pledged as collateral for FHLB advances.

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

(6) Loans

Loans at September 30, 2011 and December 31, 2010 classified by type are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Real estate loans:
Construction and land development	$71,282	$90,267
Secured by farmland	31,844	26,694
Secured by residential properties	117,691	120,183
Secured by nonfarm, nonresidential properties	211,719	218,028
Consumer installment	5,233	4,096
Credit cards and related plans	2,229	2,261
Commercial and all other loans:
Commercial and industrial	44,185	60,242
Loans to finance agricultural production	20,902	28,217
All other loans	16,639	17,863

	521,724	567,851
Less deferred fees and costs, net	98	220

	$521,626	$567,631

Included in the above:
Nonaccrual loans	$20,741	$15,896
Restructured loans 1	7,877	6,193

1.	Restructured loans include loans restructured and still accruing. There were $3,387 in restructured loans included in nonaccrual total. The Company is not committed to advance additional funds on restructured loans.

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

At September 30, 2011 and December 31, 2010, included in real estate loans were loans collateralized by owner-occupied residential real estate of approximately $57.7 million and $55.5 million, respectively.

Loans with a book value of approximately $27.2 million at September 30, 2011 are pledged as eligible collateral for FHLB advances. Loans with a book value of approximately $30.1 million at December 31, 2010 were pledged as eligible collateral for FHLB advances.

(7) Credit Quality of Loans and Allowance for Loan Losses

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2011, and September 30, 2010 follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Beginning balance	$15,448	$10,462	$13,247	$9,725
Provision for loan losses	1,028	3,863	6,231	8,643
Recoveries	88	170	234	243
Loans charged off	(4,350)	(1,308)	(7,498)	(5,424)

Ending balance	$12,214	$13,187	$12,214	$13,187

The following tables summarize the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the nine months ending September 30, 2011, three months ending September 30, 2011 and for the year ending December 31, 2010:

Allowance for Loan Losses

As of and for the Nine Months Ended September 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247
Charge-offs	(4,327)	—	(941)	(1,594)	(18)	(108)	(338)	—	(172)	—	(7,498)
Recoveries	9	—	7	43	4	1	84	—	86	—	234
Provisions	2,553	(12)	149	2,067	17	305	215	109	178	650	6,231

Ending Balance	$4,403	$16	$2,665	$1,523	$15	$219	$843	$127	$231	$2,172	$12,214

Ending Balance: individually evaluated for impairment	$940	$—	$1,059	$999	$—	$200	$510	$—	$—	$—	$3,708

Ending Balance: collectively evaluated for impairment	$3,463	$16	$1,606	$524	$15	$19	$333	$127	$231	$2,172	$8,506

Loans
Ending Balance	$71,174	$31,782	$117,824	$211,479	$5,354	$2,231	$44,201	$20,910	$16,671	$—	$521,626

Ending Balance: individually evaluated for impairment	$12,567	$—	$7,678	$9,755	$—	$200	$1,363	$—	$—	$—	$31,563

Ending Balance: collectively evaluated for impairment	$58,607	$31,782	$110,146	$201,724	$5,354	$2,031	$42,838	$20,910	$16,671	$—	$490,063

Allowance for Loan Losses

As of and for the Three Months Ended September 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$7,467	$33	$4,239	$1,132	$30	$188	$622	$15	$174	$1,548	$15,448
Charge-offs	(2,410)	—	(237)	(1,551)	(3)	(99)	—	—	(50)	—	(4,350)
Recoveries	3	—	5	43	2	—	6	—	29	—	88
Provisions	(657)	(17)	(1,342)	1,899	(14)	130	215	112	78	624	1,028

Ending Balance	$4,403	$16	$2,665	$1,523	$15	$219	$843	$127	$231	$2,172	$12,214

Ending Balance: individually evaluated for impairment	$940	$—	$1,059	$999	$—	$200	$510	$—	$—	$—	$3,708

Ending Balance: collectively evaluated for impairment	$3,463	$16	$1,606	$524	$15	$19	$333	$127	$231	$2,172	$8,506

Loans
Ending Balance	$71,174	$31,782	$117,824	$211,479	$5,354	$2,231	$44,201	$20,910	$16,671	$—	$521,626

Ending Balance: individually evaluated for impairment	$12,567	$—	$7,678	$9,755	$—	$200	$1,363	$—	$—	$—	$31,563

Ending Balance: collectively evaluated for impairment	$58,607	$31,782	$110,146	$201,724	$5,354	$2,031	$42,838	$20,910	$16,671	$—	$490,063

Allowance for Loan Losses

As of and for the Year Ended December 31, 2010

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$4,623	$25	$2,383	$541	$23	$13	$523	$16	$169	$1,409	$9,725
Charge-offs	(5,977)	—	(2,022)	(213)	(54)	(11)	(1,191)	—	(277)	(—)	(9,745)
Recoveries	111	—	19	—	7	1	19	—	130	—	287
Provisions	7,411	3	3,070	679	36	18	1,531	2	117	113	12,980

Ending Balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247

Ending Balance: individually evaluated for impairment	$803	$—	$916	$546	$—	$—	$102	$—	$—	$—	$2,367

Ending Balance: collectively evaluated for impairment	$5,365	$28	$2,534	$461	$12	$21	$780	$18	$139	$1,522	$10,880

Loans
Ending Balance	$90,145	$26,661	$120,278	$217,709	$4,209	$2,261	$60,238	$28,215	$17,915	$—	$567,631

Ending Balance: individually evaluated for impairment	$15,940	$—	$6,103	$3,812	$—	$—	$397	$—	$—	$—	$26,252

Ending Balance: collectively evaluated for impairment	$74,205	$26,661	$114,175	$213,897	$4,209	$2,261	$59,841	$28,215	$17,915	$—	$541,379

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

The following tables present loans as of September 30, 2011 and December 31, 2010 classified by risk type:

Credit Quality Indicators

As of September 30, 2011

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$28,042	$23,173	$6,289	$13,670	$71,174
Real Estate—Secured by Farmland	23,724	4,500	3,558	—	31,782
Real Estate—Secured by Residential Properties	61,587	36,253	10,989	8,995	117,824
Real Estate—Secured by Nonfarm Nonresidential	94,931	79,452	23,191	13,905	211,479
Consumer Installment	3,438	1,587	228	101	5,354
Credit Cards and Related Plans	1,160	670	111	290	2,231
Commercial and Industrial	22,938	17,516	1,899	1,848	44,201
Loans to Finance Agriculture Production	14,735	3,829	2,346	—	20,910
All Other Loans	5,912	10,735	22	2	16,671

Total	$256,467	$177,715	$48,633	$38,811	$521,626

Credit Quality Indicators

As of December 31, 2010

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$35,356	$27,978	$9,466	$17,345	$90,145
Real Estate—Secured by Farmland	17,869	6,294	2,495	3	26,661
Real Estate—Secured by Residential Properties	64,457	43,364	3,469	8,988	120,278
Real Estate—Secured by Nonfarm Nonresidential	94,208	96,287	20,107	7,107	217,709
Consumer Installment	2,466	1,460	265	18	4,209
Credit Cards and Related Plans	1,211	869	89	92	2,261
Commercial and Industrial	33,416	22,805	3,292	725	60,238
Loans to Finance Agriculture Production	18,346	7,230	2,639	—	28,215
All Other Loans	8,442	9,341	119	13	17,915

Total	$275,771	$215,628	$41,941	$34,291	$567,631

The following tables summarize the past due loans by category as of September 30, 2011 and December 31, 2010:

Past Due Loans

As of September 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$99	$—	$8,537	$8,636	$62,538	$71,174
Real Estate Secured by Farmland	—	—	—	—	31,782	31,782
Real Estate Secured by Residential Properties	2,248	682	1,841	4,771	113,053	117,824
Real Estate Secured by Nonfarm Nonresidential	1,490	1,850	3,492	6,832	204,647	211,479
Consumer Installment	3	6	—	9	5,345	5,354
Credit Cards and Related Plans	1	—	200	201	2,030	2,231
Commercial and Industrial	42	—	253	295	43,906	44,201
Loans to Finance Agricultural Production	—	—	—	—	20,910	20,910
All Other Loans	26	—	—	26	16,645	16,671

Total	$3,909	$2,538	$14,323	$20,770	$500,856	$521,626

Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$2,997	$929	$9,627	$13,553	$76,592	$90,145
Real Estate Secured by Farmland	—	—	—	—	26,661	26,661
Real Estate Secured by Residential Properties	251	389	2,526	3,166	117,112	120,278
Real Estate Secured by Nonfarm Nonresidential	545	—	919	1,464	216,245	217,709
Consumer Installment	35	6	5	46	4,163	4,209
Credit Cards and Related Plans	3	—	—	3	2,258	2,261
Commercial and Industrial	111	19	553	683	59,555	60,238
Loans to Finance Agricultural Production	—	—	—	—	28,215	28,215
All Other Loans	22	4	—	26	17,889	17,915

Total	$3,964	$1,347	$13,630	$18,941	$548,690	$567,631

The following tables summarize impaired loans as of September 30, 2011 and December 31, 2010. The recorded investment balance includes the loan balance, deferred fees that have yet to be recognized and accrued interest. The deferred fees that have yet to be recognized are not material amounts. At September 30, 2011, $14.0 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $8.9 million. At December 31, 2010, $11.8 million of the recorded investment in impaired loans were loans that were written down through partial charge-offs of $7.3 million.

Impaired Loans

	Balance at September 30, 2011			Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$9,766	$15,847	$—	$8,009	$98	$8,389	$32
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	3,546	3,880	—	3,858	58	3,881	21
Real Estate Secured by Nonfarm Nonresidential	5,779	7,245	—	2,220	47	3,626	25
Consumer Installment	—	—	—		—		—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	413	650	—	359	10	344	3
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with no related allowance	$19,504	$27,622	$—	$14,446	$213	$16,240	$81

With an allowance recorded:
Real Estate Construction and Land Development	$2,807	$3,478	$940	$7,449	$91	$5,935	$22
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	4,138	4,135	1,059	4,064	62	4,367	24
Real Estate Secured by Nonfarm Nonresidential	3,983	4,046	999	3,889	82	5,178	35
Consumer Installment	—	—	—	—	—	—	—
Credit Cards and Related Plans	200	200	200	200	7	200	2
Commercial and Industrial	958	951	510	601	17	995	9
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with related allowance recorded	$12,086	$12,810	$3,708	$16,203	$259	$16,675	$92

Total
Construction and Land Development	$12,573	$19,325	$940	$15,458	$189	$14,324	$54
Residential	7,684	8,015	1,059	7,922	120	8,248	45
Commercial	11,133	12,892	1,509	7,069	156	10,143	72
Consumer	200	200	200	200	7	200	2

Total impaired loans	$31,590	$40,432	$3,708	$30,649	$472	$32,915	$173

Impaired Loans

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$9,212	$13,354	$—
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	2,700	2,972	—
Real Estate Secured by Nonfarm Nonresidential	1,029	1,097	—
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	218	217	—
Loans to Finance Agricultural Production	—	—	—
All Other Loans	—	—	—

Total impaired loans with no related allowance	$13,159	$17,640	$—

With an allowance recorded:
Real Estate Construction and Land Development	$6,771	$9,497	$803
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	3,411	3,405	915
Real Estate Secured by Nonfarm Nonresidential	2,794	2,784	546
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	179	199	102
Loans to Finance Agricultural Production	—	—	—
All Other Loans	—	—	—

Total impaired loans with related allowance recorded	$13,155	$15,885	$2,366

Total
Construction and Land Development	$15,983	$22,851	$803
Residential	6,111	6,377	915
Commercial	4,220	4,297	648
Consumer	—	—	—

Total impaired loans	$26,314	$33,525	$2,366

The following table presents nonaccrual loans as of September 30, 2011 and December 31, 2010 by loan category:

Nonaccrual Loans

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Real Estate Construction and Land Development	$9,817	$10,839
Real Estate Secured by Farmland	—	—
Real Estate Secured by Residential Properties	4,630	3,268
Real Estate Secured by Nonfarm Nonresidential	5,797	1,231
Consumer Installment	—	5
Credit Cards and Related Plans	200	—
Commercial and Industrial	297	553
Loans to Finance Agricultural Production	—	—
All Other Loans	—	—

Total	$20,741	$15,896

For the three and nine months ended September 30, 2011 the following table presents a breakdown of the types of concessions made by loan class. The recorded investment balances presented are balances at the time of concessions.

Troubled Debt Restructurings

	Three Months ended September 30, 2011			Nine Months ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
			(Dollars in thousands)
Below market interest rate:
Real Estate Secured by Residential Properties	—	$—	$—	1	$219	$219
Real Estate Secured by Nonfarm Nonresidential	—	—	—	1	1,145	1,145
Credit Cards and Related Plans	—	—	—	1	33	33

Total below market interest rate	—	$—	$—	3	$1,397	$1,397

Extended payment terms:
Real Estate Construction and Land Development	—	$—	$—	1	$56	$56
Real Estate Secured by Residential Properties	—	—	—	3	1,549	1,549
Real Estate Secured by Nonfarm Nonresidential	3	918	918	3	918	918
Commercial and Industrial	2	227	227	2	227	227

Total Extended Payment Terms	5	$1,145	$1,145	9	$2,750	$2,750

Forgiveness of principal:
Real Estate Construction and Land Development	—	$—	$—	10	$925	$860

Total forgiveness of principal	—	$—	$—	10	$925	$860

Total	5	$1,145	$1,145	22	$5,072	$5,007

The following table presents the successes and failures of the types of modifications within the previous nine months as of September 30, 2011. The recorded investment balances presented are as of September 30, 2011.

	Paid in Full		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate	—	$—	3	$1,395	—	$—	—	$—
Extended payment terms	—	—	8	2,588	1	166	—	—
Forgiveness of principal	—	—	—	—	10	828	—	—

Total	—	—	11	$3,983	11	994	—	—

Of the loans listed above only one loan in the amount of $166 thousand converted to non-accrual during the three months ended September 30, 2011. There were no loans that were restructured during the three or nine months ending on September 30, 2011 that were ninety days or more past due and therefore had a payment default.

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans (also known as “troubled debt restructurings” or “TDR’s”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Company identified no loans as TDRs which the allowance for loan losses had previously been measured under a general allowance methodology.

(8) Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the nine- and three-month periods ended September 30, 2011 and 2010 includes the following components.

	Nine months ended September 30, (Dollars in thousands)
	2011	2010
Components of net periodic cost:
Service cost	$6	$3
Interest cost	27	32
Prior service cost	—	(6)

Net periodic postretirement benefit cost	$33	$29

	Three months ended September 30, (Dollars in thousands)
	2011	2010
Components of net periodic cost:
Service cost	$2	$1
Interest cost	9	11
Prior service cost	—	(2)

Net periodic postretirement benefit cost	$11	$10

The Company expects to contribute $43 thousand to its postretirement benefit plan in 2011. No contributions were made in the first nine months of 2011. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2010.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,239	$17,239	$20,166	$20,166
Investment securities	327,066	327,066	273,229	273,229
FHLB stock	3,768	3,768	4,571	4,571
Accrued interest receivable	4,972	4,972	5,243	5,243
Net loans	509,412	501,923	554,384	550,614
Loans held for sale	2,338	2,338	4,136	4,136
Financial liabilities:
Deposits	$796,609	$804,049	$785,941	$790,105
Short-term borrowings	13,528	13,528	11,509	11,509
Accrued interest payable	630	630	631	631
Long-term obligations	25,500	26,340	34,500	34,954

The fair value of net loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This does not include consideration of liquidity that market participants would use to value such loans. The estimated fair values of deposits and long-term obligations at September 30, 2011 and December 31, 2010 are based on estimated cash flows discounted at market interest rates. The carrying values of other financial instruments, including various receivables and payables, approximate fair value. The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At September 30, 2011, the amount of fair value associated with these interest rate lock commitments was $96 thousand, which is included in other assets. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments was $101 thousand, which was included in other assets. Forward loan sale commitments have been deemed insignificant for both periods.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets recorded at fair value on a recurring basis

September 30, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$14,529	$—	$14,529	$—
Obligations of states and political subdivisions	11,453	—	11,453	—
Mortgage-backed securities	156,701	25,109	131,592	—
SBA-backed securities	113,201	113,201	—	—
Corporate bonds	31,182	4,994	23,100	3,088

Total Securities	$327,066	$143,304	$180,674	$3,088
Interest rate lock commitments	$96	$—	$—	$96

Total assets at fair value	$327,162	$143,304	$180,674	$3,184

Assets recorded at fair value on a recurring basis

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$24,781	$—	$24,781	$—
Obligations of states and political subdivisions	12,978	—	12,978	—
Mortgage-backed securities	150,090	4,200	145,890	—
SBA-backed securities	56,853	55,422	1,431	—
Corporate bonds	28,527	—	26,811	1,716

Total Securities	$273,229	$59,622	$211,891	$1,716
Interest rate lock commitments	$101	$—	$—	$101

Total assets at fair value	$273,330	$59,622	$211,891	$1,817

Assets recorded at fair value on a nonrecurring basis

September 30, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$10,962	$—	$4,320	$6,642
Real estate—secured by residential properties	4,510	—	3,251	1,259
Real estate—secured by nonfarm nonresidential properties	5,500	—	3,488	2,012
Commercial and industrial	630	—	36	594

Total impaired loans	$21,602	$—	$11,095	$10,507
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	$6,223	$—	$4,517	$1,706

Total assets at fair value	$27,825	$—	$15,612	$12,213

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$11,077	$—	$3,027	$8,050
Real estate—secured by residential properties	3,834	—	3,666	168
Real estate—secured by nonfarm nonresidential properties	2,550	—	2,467	83
Commercial and industrial	77	—	—	77

Total impaired loans	$17,538	$—	$9,160	$8,378
Real estate and repossessions acquired in settlement of loans
Real estate and repossessions acquired in settlement of loans	$4,536	$—	$2,277	$2,259

Total assets at fair value	$22,074	$—	$11,437	$10,637

As of September 30, 2011 there were $3.9 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2010. The bond was transferred from Level 1 to Level 2 during the year of 2011 because the December 31, 2010 pricing was based on the Company’s actual trade for the security at initial purchase while the September 30, 2011 pricing was through a pricing system.

During the first nine months of 2011 there were no investment securities transferred in or out of Level 3. During the first nine months of 2010, there was one Level 3 investment security that was transferred to Level 2 given that the September 30, 2010 valuation was based on a third party market valuation that was based on quoted prices for similar instruments in active markets versus the December 31, 2009 valuation which was based on assumptions not observable in the market. The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine month periods of 2011 and the first nine months of 2010.

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,716	$101	$1,817
Total gains or losses (realized/unrealized):
Included in earnings	—	(31)	(31)
Included in other comprehensive income	(225)	—	(225)
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, June 30, 2011	$1,491	$70	$1,561

Total gains or losses (realized/unrealized):
Included in earnings	—	26	26
Included in other comprehensive income	97	—	97
Purchases, issuances, and settlements	1,500	—	1,500
Transfers in to/out of Level 3	—	—	—

Balance, September 30, 2011	$3,088	$96	$3,184

	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Total
	(Dollars in thousands)
Balance, December 31, 2009	$2,480	$1,871	$4,351
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(70)	(70)
Purchases, issuances, and settlements			—
Transfers in to/out of Level 3	(2,480)	—	(2,480)

Balance, September 30, 2010	$—	$1,801	$1,801

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

(11) Regulatory Matters

Bancorp’s and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions		Minimum ratio required for capital adequacy purposes		Bancorp’s Ratio	Bank’s Ratio
As of September 30, 2011:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.34%	8.34%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.85	13.85
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.66%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.08	12.08
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.34	13.34
As of September 30, 2010:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.79%	6.85%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.38	9.65
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.64	10.91

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

(12) Security Purchase Agreement

On June 30, 2011, the Company entered into a Securities Purchase Agreement with certain institutional investors to issue $75 million in 4,687,500 common shares under a private placement at $16 per share. It will also issue warrants to the investors with five-year terms that are convertible into common stock at an exercise price of $8 per share. The amount of common shares subject to exercise under the warrants will equal 25% of the number of shares to be issued to the investors in the offering. The completion of the transaction is subject to regulatory approval but is expected to close in the fourth quarter.

On September 9, 2011, the Company entered into a First Amended and Restated Securities Purchase Agreement (the “Amended Agreement”) pursuant to which one additional institutional investor agreed to purchase common stock in the Offering and one other Investor agreed to increase their respective investments in the Company. As a result, the aggregate size of the Offering was increased to $79.7 million and the number of common shares to be issued increased to 4,981,250.

The Company intends to use the proceeds of the offering to support future operational growth and to redeem the preferred stock and associated warrants that were issued under the TARP Capital Purchase Program. The proceeds will also be used to improve capital for other general corporate purposes.

(13) Entry Into a Definitive Material Agreement.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available through our Internet website at www.myecb.com or directly through the Commission’s website at www.sec.gov. Forward-looking statements in this Report may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, (a) the necessary approval required for the private placement and assumption of deposits may not be obtained or may not be obtained on the terms expected or on the schedule that we anticipate, and other closing conditions for such transactions may not be satisfied (b) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and equity markets, (c) continued or unexpected increases in credit losses in our loan portfolio, (d) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (e) the financial success or changing strategies of our customers, (f) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business, (g) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, (h) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets; (i) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business; and (j) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements in this Report are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and we do not intend, to update these forward-looking statements.

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

As of September 30, 2011, we had consolidated assets of approximately $923.7 million, total loans of approximately $521.6 million, total deposits of approximately $796.6 million and shareholders’ equity of approximately $83.2 million. For the three months ended September 30, 2011, we had income available to common shareholders of $260 thousand, or $0.09 basic and diluted earnings per share, compared to income available to common shareholders of $273 thousand, or $0.10 basic and diluted earnings per share for the three months ended September 30, 2010. For the nine months ended September 30, 2011, we had net loss attributable to common shareholders of $209 thousand or $0.07 basic and diluted loss per share, compared to income available to common shareholders of $1.2 million or $0.42 basic and diluted earnings per share for the nine months ended September 30, 2010.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Of these significant accounting policies, we consider our policy regarding the allowance for loan losses to be our most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. Additional information concerning our allowance for loan losses and related matters is contained in the discussion under the caption “Asset Quality”.

Comparison of the Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2011 and 2010

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2011 as compared to the same periods in 2010.

Condensed Consolidated Results of Operations

(Dollars in thousands)

	For the Three Months Ended September 30, 2011	Changes from the Prior Year		For the Nine Months Ended September 30, 2011	Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$9,189	$(793)	(7.9)	$28,259	$(1,708)	(5.7)
Total interest expense	2,566	(439)	(14.6)	7,823	(1,139)	(12.7)

Net interest income	6,623	(354)	(5.1)	20,436	(569)	(2.7)
Provision for loan losses	1,028	(2,835)	(73.4)	6,231	(2,412)	(27.9)

Net interest income after
Provision for loan losses	5,595	2,481	79.7	14,205	1,843	14.9
Noninterest income	2,568	(1,232)	(32.4)	6,538	(1,796)	(21.6)
Noninterest expense	7,539	1,160	18.2	20,440	1,907	10.3

Income before income taxes	624	89	16.6	303	(1,860)	(86.0)
Income tax provision (benefit)	97	102	(2,040)	(285)	(464)	(259.2)

Net income	527	(13)	(2.4)	588	(1,396)	(70.4)
Preferred stock dividend and accretion of discount	267	—	—	797	—	—

Net income (loss) available to common shareholders	$260	$(13)	(4.8)	$(209)	$(1,396)	(117.6)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2011 was $6.6 million, a decrease of $354 thousand or 5.1% when compared to net interest income of $7.0 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net interest income was $20.4 million, a decrease of $569 thousand or 2.7% when compared to net interest income of $21.0 million for the same period in 2010.

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

Interest income decreased $793 thousand or 7.9% for the three months ended September 30, 2011 compared to the same three months of 2010. Interest income decreased $1.7 million or 5.7% for the nine months ended September 30, 2011 compared to the same nine months in 2010. The decreases for the three and nine months ended September 30, 2011 are due to the decreases in the rates earned on our average earning assets and a decrease in the volume of these earning assets. The tax-equivalent yield on average earning assets decreased 45 basis points for the quarter ended September 30, 2011 to 4.24% from 4.69% for the same period in 2010. For the first nine months of 2011, the yield on average earning assets, on a tax-equivalent basis, decreased 43 basis points to 4.46% compared to 4.89% for the nine months ended September 30, 2010. Management attributes the decrease in the yield on our earning assets to the continued low level of market interest rates. Yields on our taxable securities decreased approximately 54 and 62 basis points for the three- and nine-month periods ending September 30, 2011, respectively, as compared to the same periods last year as the volume of securities has increased with lower yielding securities and previously held securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds during the third quarter of 2011 was 1.39%, a decrease of 25 basis points when compared to 1.64% for the third quarter of 2010. Average rates paid on bank certificates of deposit decreased 30 basis points from 2.07% for the quarter ended September 30, 2010 to 1.77% for the quarter ended September 30, 2011, while our average cost of borrowed funds decreased 3 basis points during the third quarter of 2011 compared to the same period in 2010. Total interest expense decreased $439 thousand or 14.6% during the third quarter of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities. For the nine months ended September 30, 2011, our cost of funds was 1.43%, a decrease of 25 basis points when compared to 1.68% for the same period in 2010. Average rates paid on bank certificates of deposit decreased 24 basis points from 2.08% to 1.84% for the first nine months of 2011, while our cost of borrowed funds decreased 18 basis points compared to the same period a year ago. Total interest expense decreased $1.1 million or 12.7% during the nine months of 2011 compared to the same period in 2010, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities increased approximately $14.6 million for the nine months of 2011 compared with the same period in 2010.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2011 was 3.06% compared to 3.31% in the third quarter of 2010, while our net interest spread decreased 20 basis points during the same period. For the nine months ended September 30, 2011, our net interest margin, on a tax-equivalent basis, was 3.24% compared to 3.46% in the first nine months of 2010 while our net interest spread decreased 18 basis points.

Average interest-bearing liabilities, as a percentage of interest-earning assets, for the quarters ended September 30, 2011 and 2010 were 84.6% and 84.5%, respectively. For the nine months ended September 30, 2011, average interest-bearing liabilities as a percentage of interest-earning assets were 85.6% compared to 85.2% for the nine months ended September 30, 2010.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax-Equivalent Basis

For the three months ended

	September 30, 2011			September 30, 2010
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$522,486	5.39%	$7,096	$564,526	5.37%	$7,640
Taxable securities	302,011	2.59%	1,970	247,596	3.13%	1,955
Non-taxable securities (2)	10,863	5.87%	161	38,220	6.06%	583
Other investments	29,147	0.23%	17	10,013	0.08%	2

Total interest-earning assets	864,507	4.24%	$9,244	860,355	4.69%	$10,180
Cash and due from banks	14,775			11,955
Bank premises and equipment, net	26,343			25,622
Other assets	35,385			27,433

Total assets	$941,010			$925,365

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$690,380	1.35%	$2,347	$684,890	1.61%	$2,778
Short-term borrowings	14,287	2.03%	73	18,351	1.43%	66
Long-term obligations	26,978	2.15%	146	23,812	2.68%	161

Total interest-bearing liabilities	731,645	1.39%	2,566	727,052	1.64%	3,005
Non-interest-bearing deposits	121,741			108,111
Other liabilities	5,288			1,792
Shareholders’ equity	82,336			88,410

Total liabilities and Shareholders’ equity	$941,010			$925,365

Net interest income and net interest margin (FTE) (3)		3.06%	$6,678		3.31%	$7,175

Interest rate spread (FTE) (4)		2.85%			3.05%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $55 thousand and $198 thousand for periods ended September 30, 2011 and 2010, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

For the nine months ended

	September 30, 2011			September 30, 2010
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$533,250	5.46%	$21,782	$566,824	5.44%	$23,062
Taxable securities	285,005	2.86%	6,088	213,564	3.48%	5,559
Non-taxable securities (2)	11,681	6.09%	532	44,461	6.09%	2,026
Other investments	21,876	0.23%	38	14,129	0.09%	9

Total interest-earning assets	851,812	4.46%	$28,440	838,978	4.89%	$30,656
Cash and due from banks	13,423			11,395
Bank premises and equipment, net	26,596			25,321
Other assets	35,363			27,032

Total assets	$927,194			$902,726

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$684,901	1.39%	$7,137	$677,946	1.65%	$8,345
Short-term borrowings	15,056	1.91%	215	17,113	1.43%	183
Long-term obligations	29,075	2.17%	471	19,384	2.99%	434

Total interest-bearing liabilities	729,032	1.43%	7,823	714,443	1.68%	8,962
Non-interest-bearing deposits	111,563			101,202
Other liabilities	5,5526			708
Shareholders’ equity	81,073			86,373

Total liabilities and Shareholders’ equity	$927,194			$902,726

Net interest income and net interest margin (FTE) (3)		3.24%	$20,617		3.46%	$21,694

Interest rate spread (FTE) (4)		3.03%			3.21%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $181 thousand and $689 thousand for periods ended September 30, 2011 and 2010, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended September 30, 2011 compared to 2010

Increase (Decrease) in interest income and expense due to changes in:

	2011 compared to 2010
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$(570)	$26	$(544)
Taxable securities	392	(377)	15
Non-taxable securities (2)	(411)	(11)	(422)
Other investments	7	8	15
Interest income	(582)	(354)	(936)
Interest-bearing deposits	20	(451)	(431)
Short-term borrowings	(18)	25	7
Long-term obligations	19	(34)	(15)
Interest expense	21	(460)	(439)

Net interest income	$(603)	$106	$(497)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $55 thousand and $198 thousand for periods ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011 compared to 2010

Increase (Decrease) in interest income and expense due to changes in:

	2011 compared to 2010
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$(1,369)	$89	$(1,280)
Taxable securities	1,693	(1,164)	529
Non-taxable securities (2)	(1,493)	(1)	(1,494)
Other investments	9	20	29
Interest income	(1,160)	(1,056)	(2,216)
Interest-bearing deposits	79	(1,287)	(1,208)
Short-term borrowings	(26)	58	32
Long-term obligations	187	(150)	37
Interest expense	240	(1,379)	(1,139)

Net interest income	$(1,400)	$323	$(1,077)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $181 thousand and $689 thousand for periods ended September 30, 2011 and 2010, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three and nine months ended September 30, 2011 was $1.0 million and $6.2 million, respectively. The provision for loan losses charged to operations during the three and nine months ended September 30, 2010 was $3.9 million and $8.6 million, respectively. The decreases for both periods were mainly due to changes made to our allowance model related to years to impairment. During the third quarter ended on September 30, 2011 the estimation of years to impairment for most homogeneous loan groups were reduced in the allowance model from two years to one year to reflect actual historic calculations. The Bank had net charge-offs of $4.3 million for the quarter ended September 30, 2011 compared to net charge-offs of $1.1 million during the third quarter of 2010. For the nine-month periods ended September 30, 2011 and 2010, the Bank had net charge-offs of $7.3 million and $5.2 million, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in the discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and nine-month periods ended September 30, 2011 and 2010.

	For the Three Months Ended September 30, 2011	Changes from the Prior Year		For the Nine Months Ended September 30, 2011	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$836	$(6)	(0.7)	$2,429	$(129)	(5.0)
Other service charges and fees	410	(60)	(12.8)	984	(184)	(15.8)
Mortgage origination fees	255	(96)	(27.4)	1,033	177	20.7
Net gain on sale of securities	998	(1,032)	(50.8)	1,882	(1,589)	(45.8)
Income from bank owned life insurance	74	(1)	(1.3)	222	(1)	(0.4)
Other operating expense	(5)	(37)	(115.6)	(12)	(70)	(120.7)

Total noninterest income	$2,568	$(1,232)	(32.4)	$6,538	$(1,796)	(21.6)

Noninterest income decreased $1.2 million or 32.4% to $2.6 million for the third quarter of this year compared to $3.8 million for the same period in 2010. For the nine months ended September 30, 2011 noninterest income decreased $1.8 million or 21.6% to $6.5 million compared to $8.3 million for the same period in 2010. The decrease in noninterest income in the third quarter of 2011 as compared to the same quarter of 2010 is primarily due to a decrease in net gain on sale of securities of $1.0 million. The year to date decrease in noninterest income is also primarily the result of a decrease in net gain on the sale of securities of $1.8 million. Service charges on deposit accounts decreased $6 thousand and $129 thousand, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 mainly due to a decrease in overdraft protection fees. Other service charges and fees decreased $60 thousand and $184 thousand, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The primary reason for the decrease is that brokerage investment service fees and gain on mortgage commitments were down during both periods. Mortgage loan origination fees decreased $96 thousand and increased $177 thousand, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The increase is mainly because we established a correspondent bank platform for our mortgage department near the end of the first quarter of 2010 and we began originating loans in our name and selling them in the secondary market. This change fully impacted the nine months ending on September 30, 2011 but had less of an impact on the prior year periods.

Noninterest Expense

Noninterest expense increased 18.2% and 10.3%, respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2011 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30, 2011	Changes from the Prior Year		For the Nine Months Ended September 30, 2011	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,737	$189	7.4	$8,127	$934	13.0
Retirement and other employee benefits	638	(102)	(13.8)	2,098	(84)	(3.8)
Occupancy	528	48	10.0	1,533	149	10.8
Equipment	550	(39)	(6.6)	1,622	80	5.2
Professional fees	240	53	28.3	782	96	14.0
Supplies	49	4	8.9	178	13	7.9
Telephone	179	32	21.8	537	50	10.3
FDIC deposit insurance	236	(119)	(33.5)	763	(270)	(26.1)
Other outside services	94	(29)	(23.6)	437	86	24.5
Net cost of real estate and repossessions acquired in settlement of loans	645	533	475.9	742	249	50.5
Other operating expenses	1,643	590	56.0	3,621	604	20.0

Total noninterest expenses	$7,539	$1,160	18.2	$20,440	$1,907	10.3

Salary expense for the three and nine months ended September 30, 2011 increased $189 thousand and $934 thousand, respectively, compared to the same prior year periods. The increase is primarily the result of additions made to personnel including personnel associated with a new branch opened in December 2010. The increase also includes general cost of living and merit increases.

Employee related benefits expense for the three and nine months ended September 30, 2011 decreased $102 thousand and $84 thousand, respectively, compared to the same prior year periods. The decrease is mainly associated with a decrease in supplemental employee retirement plan expense. As of September 30, 2011, we had 246 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office.

Occupancy expense for the three and nine months ended September 30, 2011 increased $48 thousand and $149 thousand, respectively, compared to the same prior year periods. The increases are related to expenses associated with the new branch that was opened in December 2010 and an increase in building repairs and maintenance expense.

Equipment expense for the three and nine months ended September 30, 2011 decreased $39 thousand and increased $80 thousand, respectively, compared to the same prior year periods. The increase for the nine month period is mainly the result of increases in depreciation and equipment rental expenses.

Professional fees, which include consulting, audit and legal fees, increased $53 thousand for the three months ended September 30, 2011 compared to the same period of 2010, and increased $96 thousand when compared on a year to date basis to the prior year period. Consulting expense during the third quarter decreased $4 thousand and, on a year to date basis, consulting expense decreased $18 thousand in 2011 when compared to the same period in 2010. Audit and accounting fees in the third quarter of 2011 increased $16 thousand from the prior year period, and for the nine-month period ended September 30, 2011 audit fees increased $25 thousand over the prior year nine-month period. Legal expense during the third quarter increased $42 thousand and, on a year to date basis, legal expense increased $89 thousand in 2011 when compared to the same period in 2010.

FDIC deposit insurance expenses decreased $119 thousand for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. For the nine-month period ended September 30, 2011, FDIC deposit insurance expense decreased $270 thousand over the nine-month period ended September 30, 2010. The decreases for both the three- and nine-month periods were due to a change made by the FDIC in its assessment calculations.

Other outside services expense for the three and nine months ended September 30, 2011 decreased $29 thousand and increased $86 thousand, respectively, compared to the same prior year periods. The increase for the nine month period is related to additional services acquired and an increase in cost of existing services.

Net cost of real estate and repossessions acquired in the settlement of loans expense for the three and nine months ended September 30, 2011 increased $533 thousand and $249 thousand, respectively, compared to the same prior year periods. The increases are mainly related to write-downs on one residential property and one construction and land development property that occurred in the third quarter or 2011.

Other operating expenses for the three and nine months ended September 30, 2011 increased $590 thousand and $604 thousand, respectively, compared to the same prior year periods. The increases are mainly related to increases in advertising, core processing services, and expenses related to branch acquisition.

Income Taxes

Income tax expense for the three months ended September 30, 2011 was $97 thousand compared to an income tax benefit of $5 thousand for the three months ended September 30, 2010, resulting in effective tax rates of 15.5% and (0.9)%, respectively. The effective tax rate was higher for the three months ended September 30, 2011 compared to the same period in 2010 mainly due to a decrease in interest income exempt from federal income taxes. For the nine-month period ending September 30, 2011, there was a tax benefit of $285 thousand compared to an income tax expense of $179 thousand for the same period of 2010, which resulted in effective tax rates of (94.1)% and 8.3%, respectively. The effective tax rate was lower for the nine months ended September 30, 2011 compared to the same period in 2010 due to a larger percentage of tax exempt income to taxable income during the nine months ended September 30, 2011.

Financial Condition

Balance Sheet

Our total assets were $923.7 million at September 30, 2011, $919.9 million at December 31, 2010 and $932.2 million at September 30, 2010. For the twelve months ended September 30, 2011, our loans declined $53.4 million or 9.3% while our deposits grew by approximately $6.0 million or 0.8%. Year-over-year, our earning assets decreased by $18.6 million primarily through a decline in our loans. For the nine months ended September 30, 2011, our loans outstanding decreased $46.0 million and deposits increased by $10.7 million.

Loans

As of September 30, 2011, total loans had decreased to $521.6 million, down 8.1% from total loans of $567.6 million at December 31, 2010 and down 9.3% from total loans of $575.0 million at September 30, 2010. The decline in loans year-over-year and for the nine months ending September 30, 2011 can be attributed to continued weak economic conditions.

Asset Quality

At September 30, 2011, our allowance for loan losses as a percentage of loans was 2.34%, up from 2.29% at September 30, 2010 and up from 2.33% at December 31, 2010. The increase in part reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. Also, the increase reflects the recognition of additional loans identified as being impaired. The increase was partially offset by changes made to the allowance model as discussed below. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping that include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

During the third quarter of 2011, the following circumstances occurred which represent the primary factors contributing to a reduction in the AFLL:

•

We experienced a significant decline in the outstanding balance of construction and land development as well as commercial and industrial loans. Additionally, the overall risk grade of the remaining loans within these segments has improved. Given the significance of historical loss rates attributable to these loan segments, the declining loan balances and improved average risk grades had a substantial impact on our general reserves, effectively lowering them by approximately 16 basis points, or $769 thousand, as compared to our prior quarter end.

•

Consistent with each quarterly reporting period, management also evaluated the AFLL model’s unallocated internal and external factor percentages. As the Bank has continued to strengthen certain internal controls of the credit function, specific internal factors were scored to ensure they were consistent with improved Bank policies and procedures. The impact of these modifications increased our general reserves by approximately 14 basis points, or $690 thousand as compared to our prior quarter end.

•

During the quarter, management conducted an impairment migration study using the Bank’s historical data from the preceding two years. From this study we determined that our years to impairment AFLL model assumption should be reduced in all but two of our loan segments. This analysis provided statistical support for the refinement of this assumption and effectively lowered our general reserves by approximately 47 basis points, or $2.3 million, after considering the net effect of the prior two points above, as compared to our prior quarter end.

Management’s migration study was supplemented by an independent study of the allowance model. During the third quarter of 2011, the Bank also employed an independent specialist to perform a loss migration analysis on the Bank’s loan portfolio in order to provide additional statistical data and validation for the Bank’s AFLL modeling process. That analysis provided the Bank with useful data regarding its loss migration history and mean level of loss history given our credit migration, and served as an independent validation of our overall allowance position at period end. Management and the Board of Directors have evaluated the impact of these AFLL model updates and determined that the allowance represents an amount necessary to absorb estimated probable losses in the loan portfolio.

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

Homogeneous loan groups are assigned risk factors based on their perceived loss potential, current economic conditions and their respective risk ratings. The probability of loss is increased as the risk grade increases within each risk grouping to more accurately reflect the Bank’s exposure in that particular group of loans. The Bank utilizes a system of eight possible risk ratings. The risk ratings are established based on perceived probability of loss. Most loans risk rated “substandard”, “doubtful” and “loss” are removed from their homogeneous group and individually analyzed for impairment. Some smaller loans risk rated “substandard”, “doubtful” and “loss” with balances less than $100 thousand are not removed from their homogeneous group and individually analyzed for impairment. Other groups of loans based on loan size may be selected for impairment review. Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses a comparison to the recent selling price of similar assets, which is consistent with those that would be utilized by unrelated third parties.

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

Unsecured loans are charged-off in full against the Bank’s allowance for loan losses as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended, or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisals. Included in the write-down is the estimated expense to liquidate the property and, typically, an additional allowance for the foreclosure discount.

Net charge-offs for the first nine months of 2011 totaled $7.3 million compared to net charge-offs of $5.2 million during the first nine months of 2010. The provision for loan losses charged to operations for the nine months ended September 30, 2011 and 2010 was $6.2 million and $8.6 million, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010.

Analysis of Changes in Allowance for Loan Losses

	For the nine months
	Ended September 30,
	2011	2010
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$521,626	$575,003

Average loans outstanding-gross	$546,225	$576,497

Allowance for loan losses at beginning of period	$13,247	$9,725
Total charge-offs	(7,498)	(5,424)
Total recoveries	234	243

Net charge offs	(7,264)	(5,181)

Provision for loan losses	6,231	8,643

Allowance for loan losses at end of period	$12,214	$13,187

	$000	$000
	For the nine months
	Ended September 30,
	2011	2010
Ratios
Annualized net charge-offs to average loans during the period	1.77%	1.20%
Allowance for loan losses to loans at period end	2.34%	2.29%
Allowance for loan losses to nonperforming loans at period end	42.7%	63.9%
Allowance for loan losses to impaired loans at period end	38.7%	37.9%

The ratio of annualized net charge-offs to average loans increased to 1.77% at September 30, 2011 from 1.20% at September 30, 2010 mainly due to an increase in real estate related charge-offs. The increase in the allowance for loan losses to loans to 2.34% at September 30, 2011 from 2.29% at September 30, 2010 reflects the increase in our historical loss rate as our charge-offs have increased during the past two years. Also, the increase reflects the recognition of additional loans identified as being impaired. The increase was partially offset by changes made to the allowance model as discussed under the caption “Asset Quality”. The ratio of our allowance for loan losses to nonperforming loans decreased to 42.7% as of September 30, 2011 compared to 63.9% as of September 30, 2010.

Construction, land and development (“CLD”) loans make up 13.6% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity and has had a disproportionate impact on the Bank’s credit quality. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Balances at September 30, 2011	$71,174	13.6%	$450,452	86.4%	$521,626
Impaired loans	12,567	39.8%	18,996	60.2%	31,563
Allocated Reserves	4,403	41.1%	6,301	59.9%	10,704
YTD Net Charge-offs	4,318	59.4%	2,946	40.6%	7,264
Nonperforming loans (NPL)	11,445	40.0%	17,173	60.0%	28,618
NPL as % of loans	16.1%		3.8%		5.5%

While balances of CLD loans make up 13.6% of the Bank’s loan portfolio at September 30, 2011, they represent 39.8% and 59.4% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 40.0% of the Bank’s nonperforming loans and 41.1% of the Bank’s allocated reserves are allocated to CLD loans.

Nonperforming Assets

The following table summarizes our nonperforming assets at the dates indicated.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Non-accrual loans	$20,741	$15,896
Restructured loans	7,877	6,193
Other real estate owned & repossessions	6,223	4,536

Total	$34,841	$26,625

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt, and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $34.8 million and $26.6 million, or 3.77% and 2.89% of total assets, at September 30, 2011 and December 31, 2010, respectively. On September 30, 2011, our nonperforming loans (consisting of non-accruing and restructured loans) amounted to approximately $28.6 million compared to $22.1 million as of December 31, 2010. The increase in nonperforming loans was mainly due to increases in nonaccrual real estate loans secured by non-farm non-residential properties. We had $6.2 million in other real estate owned and repossessions at September 30, 2011 compared to $4.5 million at December 31, 2010. The increase is mainly due to additional foreclosures on construction and land development loans.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At September 30, 2011, we had loans totaling $31.6 million (which includes $27.7 million in nonperforming loans) which were considered to be impaired compared to $26.3 million at December 31, 2010. As discussed under the caption “Asset Quality”, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans, net of previous charge-offs, that were considered impaired, and their associated reserve allocation, if any, at September 30, 2011. Twenty-three non-accrual loans with a total balance of approximately $799 thousand and four restructured loans with a balance of $164 thousand were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	62	$20.0	$1.1
Restructured loans	14	7.7	1.8

Total nonperforming loans	76	$27.7	$2.9

Other impaired loans with allocated reserves	11	3.7	0.8
Other impaired loans without allocated reserves	2	0.2	—

Total impaired loans	89	$31.6	$3.7

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

Our investment securities totaled $327.1 million at September 30, 2011, $273.2 million at December 31, 2010 and $263.9 million at September 30, 2010. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At September 30, 2011, the securities portfolio had unrealized net gains of approximately $2.0 million, which are reported in accumulated other comprehensive income on the consolidated statement of changes in shareholders’ equity, net of tax. Our securities portfolio at September 30, 2011 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds and tax-exempt municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of September 30, 2011, our aggregate amortized cost of securities we held from certain individual issuers exceeded 10% of our common shareholders’ equity. As of September 30, 2011 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$100,138	$101,610
Federal Home Loan Mortgage Corporation	37,327	37,769
Goldman Sachs Group	7,383	7,108
Government National Mortgage Association	21,923	22,390
Morgan Stanley	7,473	7,052
Small Business Administration	112,844	113,201

At September 30, 2011, we held $11.7 million in bank owned life insurance, compared to $9.0 million and $8.9 million at December 31, 2010 and September 30, 2010, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $796.6 million as of September 30, 2011 compared to deposits of $785.9 million at December 31, 2010 and up 0.8% compared to deposits of $790.6 million at September 30, 2010. We attribute our deposit growth during the twelve months ended September 30, 2011 mainly to an increase in Rewards Checking and Savings accounts and an increase in noninterest bearing demand accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less. Our short-term borrowings totaled $13.5 million at September 30, 2011, compared to $11.5 million on December 31, 2010, a net increase of $2.0 million.

The following table details the maturities and rates of our borrowings from the FHLB, as of September 30, 2011.

Borrow Date	Type	Principal	Term	Rate	Maturity
	(Dollars in thousands)
February 29, 2008	Fixed rate	$5,000	4 years	3.18%	February 29, 2012
March 12, 2008	Fixed rate	2,000	4 years	3.25	March 12, 2012
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
August 17, 2010	Fixed rate	3,000	4 years	1.49	August 18, 2014
August 17, 2010	Fixed rate	4,500	5 years	1.85	August 17, 2015
August 17, 2010	Fixed rate	2,500	6 years	2.21	August 17, 2016
August 20, 2010	Fixed rate	2,000	3 years	1.09	August 20, 2013
August 20, 2010	Fixed rate	3,000	4 years	1.48	August 20, 2014
August 20, 2010	Fixed rate	3,000	5 years	1.83	August 20, 2015
September 1, 2010	Fixed rate	2,000	2 years	0.66	September 4, 2012
	Total Borrowings:	$34,500	Composite rate:	2.34%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $25.5 million on September 30, 2011, compared to $34.5 million of FHLB advances on both December 31, 2010 and September 30, 2010. The decrease of $9.0 million in long-term FHLB advances as of September 30, 2011 from December 31, 2010, is the result of FHLB advances being reclassified to short-term borrowings because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $184.7 million, $184.0 million and $186.4 million of advances from the FHLB at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. At September 30, 2011, we had outstanding FHLB advances totaling $34.5 million compared to $42.5 million for both December 31, 2010 and September 30, 2010.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2011, we owned 37,675 shares of the FHLB’s $100 par value capital stock, compared to 45,708 and 47,494 shares at December 31, 2010 and September 30, 2010, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $46.0 million available to us at September 30, 2011 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2011, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the nine months ended September 30, 2011 totaled $9.8 million, compared to net cash provided by operations of $6.7 million for the same period in 2010. Net cash used in investing activities decreased to $15.3 million for the nine months ended September 30, 2011, as compared to $22.5 million for the same period in 2010. Net cash provided by financing activities was $2.6 million for the first nine months of 2011, compared to net cash provided of $38.4 million for the same period in 2010. Cash and cash equivalents at September 30, 2011 were $17.2 million compared to $40.4 million at September 30, 2010.

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

Capital Resources

Shareholders’ Equity

As of September 30, 2011, our total shareholders’ equity was $83.2 million (consisting of common shareholders’ equity of $65.8 million and preferred stock of $17.4 million) compared with total shareholders’ equity of $80.9 million as of December 31, 2010 (consisting of common shareholders’ equity of $63.6 million and preferred stock of $17.3 million). Common shareholders’ equity increased by approximately $2.2 million to $65.8 million at September 30, 2011 from $63.6 million at December 31, 2010. We generated net income of $588 thousand, experienced an increase in net unrealized gains on available-for-sale securities of $2.9 million, recognized a decrease of $67 thousand to the post retirement benefit plan and stock based compensation of $16 thousand on incentive stock awards. During the first nine months of 2011, we declared cash dividends of $399 thousand or $0.14 on our common shares and we declared dividends and recorded accretion of discount of $673 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2011, we and the Bank met all capital adequacy requirements to which we are subject.

As of September 30, 2011, we experienced an increase in our risk-weighted capital ratios when compared to the periods ending September 30, 2010 and December 31, 2011. This increase is primarily due to a decrease in risk-weighted assets.

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

On September 9, 2011, the Company entered into a First Amended and Restated Securities Purchase Agreement (the “Amended Agreement”) pursuant to which one additional institutional investor agreed to purchase common stock in the Offering and one other Investor agreed to increase their respective investments in the Company. As a result, the aggregate size of the Offering was increased to $79.7 million and the number of common shares to be issued increased to 4,981,250.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions		Minimum ratio required for capital adequacy purposes		Our Ratio	Bank’s Ratio
As of September 30, 2011:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.34%	8.34%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.85	13.85
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.66%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.08	12.08
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.34	13.34
As of September 30, 2010:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.79%	6.85%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.38	9.65
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.64	10.91

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2011, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K referred to above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ECB BANCORP, INC. (Registrant)

Date: November 14, 2011	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: November 14, 2011	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

10.01	Securities Purchase Agreement (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated June 30, 2011 and filed on July 7, 2011)

10.02	First Amended and Restated Securities Purchase Agreement (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated and filed on September 9, 2011)

10.03	Registration Rights Agreement (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated June 30, 2011 and filed on July 7, 2011)

10.04	Purchase and Assumption Agreement between The Bank of Hampton Roads and The East Carolina Bank (incorporated by reference from Exhibits to Registrant’s Current Report of Form 8-K dated July 14, 2011 and filed on July 15, 2011)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1	Interactive Data File (submitted herewith)