Form 10-K
period 2011-12-31
ECB BANCORP INC
filed 2012-03-30
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 0-24753

ECB BANCORP, INC.

(Name of Registrant as specified in its charter)

North Carolina	56-2090738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 337

Engelhard, North Carolina 27824

(Address of principal executive offices, including Zip Code)

(252) 925-5501

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $3.50 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24.6 million, based upon the closing price of $11.11 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

On March 19, 2012, there were 2,849,841 outstanding shares of registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission in connection with its 2012 annual meeting of shareholders, are incorporated into Part III of this Report.

PART I

When used in this Report, the terms “we,” “us,” “our” and similar terms refer to the registrant, ECB Bancorp, Inc. The term “Bank” refers to our bank subsidiary, The East Carolina Bank.

Item 1.    Business.

General

We are a North Carolina corporation organized during 1998 by the Bank and at the direction of its Board of Directors to serve as the Bank’s parent holding company. We operate as a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and our primary business activity is owning the Bank and promoting its banking business. Through the Bank, we engage in a general, community-oriented commercial and consumer banking business.

The Bank is a North Carolina-chartered bank that was founded in 1919. Its deposits are insured under the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law, and it is subject to supervision and regulation by the FDIC and the North Carolina Commissioner of Banks.

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

Business Offices and Banking Markets

The Bank has 25 full-service banking offices located in thirteen North Carolina counties. Our banking markets are located east of the Interstate Highway 95 corridor in portions of the Coastal Plain region of North Carolina which extends from the Virginia border along the coast of North Carolina to the South Carolina border. Within that region, we subdivide our banking markets into two banking regions. The following table lists our branch offices in each banking region.

Region	Branches	County
Northeast Region	Currituck	Currituck
	Southern Shores/ Kitty Hawk	Dare
	Nags Head	Dare
	Manteo	Dare
	Avon	Dare
	Hatteras	Dare
	Ocracoke	Hyde
	Engelhard	Hyde
	Swan Quarter	Hyde
	Fairfield	Hyde
	Columbia	Tyrrell
	Creswell	Washington
	Hertford	Perquimans

Southeast Region	Greenville (three offices)	Pitt
	Wilmington	New Hanover
	Porters Neck	New Hanover
	Ocean Isle Beach	Brunswick
	Leland	Brunswick
	Morehead City	Carteret
	New Bern	Craven
	Washington	Beaufort
	Winterville	Pitt
	Williamston	Martin

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

Banking also is highly competitive in our banking markets, and customers tend to aggressively “shop” the terms of both their loans and deposits. We compete with other commercial banks, savings banks and credit unions, including banks headquartered or controlled by companies headquartered outside of North Carolina but that have offices in our banking markets. According to the most recent market share data published by the FDIC, on June 30, 2011 there were 302 offices of 34 different FDIC-insured depository institutions (including us) in the 13 counties in which we have banking offices. Four of those banks (Wells Fargo, BB&T, Bank of America and First-Citizens Bank) controlled an aggregate of approximately 60% of all deposits in the 13-county area held by those 4 institutions, while we held approximately 7% of total deposits.

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

Seasonality and Cycles

Because the local economies of communities in our Northeast Region and Southeast Regions depend, to a large extent, on tourism and agribusiness (including seafood related businesses), historically there has been an element of seasonality in our business in those regions. However, more recently, the extent to which seasonality affects our business has diminished somewhat, largely as a result of a shift away from the seasonal population growth that once characterized many of our coastal communities and toward a more year-round economy resulting from increasing numbers of permanent residents and retirees relocating to these markets. The seasonal patterns that once characterized agribusiness also have been lessened with agricultural product diversification, the year round marketing and sales of agricultural commodities, and agribusiness tax and financial planning.

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

Real Estate Loans.    Our real estate loan classification includes all loans secured by real estate. Real estate loans include loans made to purchase, construct or improve residential or commercial real estate, and for real estate development purposes. However, many of our real estate loans, while secured by real estate, were made for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). This generally reflects our efforts to reduce credit risk by taking real estate as primary or additional collateral, whenever possible, without regard to loan purpose. Substantially all of our real estate loans are secured by real property located in or near our banking markets. On December 31, 2011, loans amounting to approximately 82.7% of our loan portfolio were classified as real estate loans. We make long-term residential mortgage loans through our mortgage department. These loans are held for sale and we generally hold these loans for a short period of time of approximately ten days. This allows us to make long-term residential loans available to our customers and generate fee income but avoid most risks associated with those loans.

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

On December 31, 2011, our construction and acquisition and development loans (consumer and commercial) amounted to approximately 13.5% of our loan portfolio, and our other commercial real estate loans amounted to approximately 40.9% of our loan portfolio.

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

Our real estate loans also include home equity lines of credit that generally are used for consumer purposes and usually are secured by junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may either pay accrued interest only (calculated at variable interest rates), with their outstanding principal balances becoming due in full at the maturity of the lines, or they may make monthly payments of principal and interest equal to 1.5% of their outstanding balances. On December 31, 2011, our home equity lines of credit amounted to approximately 7.3% of our loan portfolio.

Consumer Installment Loans.    Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. On December 31, 2011, our consumer installment loans made up approximately 1.3% of our loan portfolio, and approximately 24.7% of the aggregate outstanding balances of those loans were unsecured. In addition to loans classified on our books as consumer installment loans, many of our loans included in the real estate loan classification are made for consumer purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 15 years but under terms that allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.

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

Commercial and Industrial Loans and Agricultural Loans.    Our commercial and industrial loan classification includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. This classification excludes any loan secured by real estate. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2011, our commercial and industrial loans made up approximately 13.5% of our loan portfolio, and approximately 18.0% of the aggregate outstanding balances of those loans represented unsecured loans. Those loans included approximately $21.5 million, or approximately 4.3% of our total loans, to borrowers engaged in agriculture, commercial fishing or seafood-related businesses. In addition to loans classified on our books as commercial and industrial loans, many of our loans included in the real estate loan classification are made for commercial or agricultural purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest. However, any loan that has a maturity or amortization schedule of longer than five years normally will be made at an interest rate that varies with our prime lending rate and will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Loan Pricing.    We price our loans under policies established as a part of our asset/liability management function. For larger loans, we use a pricing model developed by an outside vendor to reduce our exposure to interest rate risk on fixed and variable rate loans that have maturities of longer than three years. On December 31, 2011, approximately 58.3% of the total dollar amount of our loans accrued interest at variable rates.

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

Our Board of Directors has approved levels of lending authority for lending and credit personnel based on our aggregate credit exposure to a borrower. A loan that satisfies the Bank’s loan policies and is within a lending officer’s assigned authority may be approved by that officer alone. Loans involving aggregate credit exposures in excess of a lending officer’s authority may be approved by a Credit Policy Officer in our Loan Administration Department up to the amount of that officer’s authority. Above those amounts, a secured or unsecured loan involving an aggregate exposure to a single relationship of up to $2 million may be approved either by our Chief Executive Officer, Chief Revenue Officer or Chief Credit Officer, and a loan involving an aggregate exposure to a single relationship of up to $3 million may be approved by our General Loan Committee which consists of our Chief Executive Officer, Chief Revenue Officer and Chief Credit Officer. A loan that exceeds the approval authority of that Committee, and, notwithstanding the above credit authorities, any single loan in excess of $2 million, must be approved by the Executive Committee of our Board of Directors.

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

Allowance for Loan Losses.    Our Board of Directors reviews all impaired loans at least quarterly, and our management reviews asset quality trends monthly. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management monthly and reviewed by our Board of Directors each quarter. On December 31, 2011, our allowance was $12.1 million and amounted to 2.44% of our total loans and approximately 47% of our nonperforming loans.

On December 31, 2011, our nonperforming loans (consisting of non-accrual loans, loans past due greater than 90 days and still accruing interest, and restructured loans) amounted to approximately $25.6 million, and we had $6.6 million of other real estate owned and repossessed collateral acquired in settlement of loans on our books. We also had $1.4 million in other nonperforming investment assets on our books at December 31, 2011. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Deposit Activities and Other Sources of Funds

General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.    Our deposit services include business and individual checking accounts, NOW accounts, money market checking accounts, savings accounts and certificates of deposit. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2011, our time deposits of $100,000 or more amounted to approximately $112.4 million, or approximately 14.1% of our total deposits. We derive the majority of our deposits from within our banking market. However, we also accept deposits through deposit brokers and market our certificates of deposit by advertising our deposit rates on an Internet certificate of deposit network, and we generate a significant amount of out-of-market deposits in that manner. Although we accept these deposits primarily for liquidity purposes, we also use them to manage our interest rate risk. On December 31, 2011, our out-of-market deposits amounted to approximately $69.2 million, or approximately 8.7% of our total deposits and approximately 20.6% of our total certificates of deposit.

Business Banking and Cash Management Services.    We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses. We also offer remote capture products for business customers to meet their online banking needs. Additionally, we offer sweep accounts and money market accounts for businesses. We are seeking to increase our commercial deposits through the offering of these types of cash management products.

Statistical information about our deposit accounts is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Borrowings.    We may utilize advances from the Federal Home Loan Bank of Atlanta to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2011, we had the ability to borrow a total of $184.3 million from the Federal Home Loan Bank of Atlanta, of which $34.5 million was outstanding. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on residential real estate or investment securities.

Financial Services.    ECB Wealth Management, a department of the Bank, offers customers a range of nondeposit services and products, including investment and retirement planning services, mutual funds, fixed income and equity securities, real estate investment trusts and life insurance services. Wealth management fees totaled $426 thousand during the year ended December 31, 2011.

Investment Portfolio

On December 31, 2011, our investment portfolio totaled approximately $339.5 million and included municipal securities, corporate notes, mortgage-backed securities guaranteed by the Government National Mortgage Association or issued by the Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation (including collateralized mortgage obligations), and securities issued by U.S. government-sponsored enterprises and agencies. We have classified all of our securities as “available-for-sale,” and we analyze their performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Statistical information about our investment portfolio is contained in Item 7 of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

On December 31, 2011, the Bank employed 244 full-time employees (including our executive officers), and 8 part-time employees. We have no separate employees of our own. The Bank is not party to any collective bargaining agreement with its employees, and we consider the Bank’s relations with its employees to be good.

Supervision and Regulation

As a registered bank holding company, we are subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. In addition, the Bank is subject to extensive regulation by the North Carolina Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer, and the Bank’s deposits are insured up to applicable limits by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the North Carolina legislature, the FDIC or Congress, could have a material adverse impact on our operations. The Bank is a member of the Federal Home Loan Bank of Atlanta.

Certain regulatory requirements applicable to us are referred to below or elsewhere herein. This description of statutes and regulations is intended to be a summary of the material provisions of such statutes and regulations and their effects on us. You are encouraged to reference the actual statutes and regulations for additional information.

Recent Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision and required that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadens the base for FDIC insurance assessments, permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provides that noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks such as the Bank, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs in the future.

Holding Company Regulation

We are subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. As a result, prior Federal Reserve Board approval would be required for us to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

We are also subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis), which are substantially similar to those of the FDIC for the Bank.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if we ever held as a separate subsidiary a depository institution in addition to the Bank.

We are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on our business or financial condition.

Our status as a registered bank holding company under the Bank Holding Company Act does not exempt us from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Reserve System

The Federal Reserve Board’s regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

North Carolina Banking Laws and Supervision

General.    As a North Carolina commercial bank, the Bank is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks and to various North Carolina statutes and regulations which govern, among other things, investment powers, lending and deposit taking activities, borrowings, maintenance of surplus and reserve accounts, distributions of earnings and payment of dividends. In addition, the Bank is also subject to North Carolina consumer protection and civil rights laws and regulations. The approval of the North Carolina Commissioner of Banks is required for a North Carolina commercial bank to establish or relocate branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

Loans to One Borrower Limitations.    North Carolina law generally limits a state chartered commercial bank’s direct or indirect extensions of credit to a single borrower to 15% of the unimpaired capital of the bank. An additional 10% of unimpaired capital may be lent if secured by readily marketable collateral having a market value at least equal to the additional loans.

Branching.    With appropriate regulatory approvals, North Carolina commercial banks are authorized to establish branches both in North Carolina and in other states. Federal law allows interstate branching through mergers unless the state in which the target is located has opted out of this provision. De novo branching into other states is permitted if the other state has expressly authorized de novo branching into the state by out-of-state banks. A bank that establishes a branch in another state may conduct any activity at that branch office that is permitted by the law of that state to the extent that the activity is permitted either for a state bank chartered by that state or for a branch in the state of an out-of-state national bank.

Restrictions on Payment Dividends.    A North Carolina stock commercial bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the commercial bank at the time of its conversion to stock form.

In April 2011, the Bank’s Board of Directors adopted a resolution at the request of the FDIC that provides that, among other things, the Bank will not pay any cash dividend to us without seeking the prior approval of the FDIC and

North Carolina Commissioner of Banks. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and the Series A Preferred Stock we have sold to Treasury.

Regulatory Enforcement Authority.    Any North Carolina commercial bank that does not operate in accordance with the regulations, policies and directives of the North Carolina Commissioner of Banks may be subject to sanctions for noncompliance, including revocation of its articles of incorporation. The North Carolina Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors of a state commercial bank who have violated the law or conducted the bank’s business in a manner which is unsafe or unsound. Upon finding that a state commercial bank has engaged in an unsafe, unsound or discriminatory manner, the North Carolina Commissioner of Banks may issue an order to cease and desist and impose civil monetary penalties on the institution.

Federal Banking Regulations

Capital Requirements.    Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common shareholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

The following table lists our consolidated regulatory capital ratios, and the Bank’s separate regulatory capital ratios, at December 31, 2011. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum Required Ratios	Required to be “Well Capitalized”	Our Consolidated Capital Ratios	The Bank’s Capital Ratios
Leverage Capital Ratio (Tier 1 Capital to average assets)	3.0%	5.0%	8.25%	8.25%
Risk-based capital ratios:
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	12.59%	12.59%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	13.85%	13.85%

Standards for Safety and Soundness.    As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities.    Since the enactment of FDIC Improvement Act, all state- chartered federally insured banks, including commercial banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC regulations permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by North Carolina law, whichever is less. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates.    Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

Enforcement.    The FDIC has extensive enforcement authority over insured state-chartered commercial banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts.    The FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered. The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

Federal Home Loan Bank System.    The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2011, the Bank complied with this requirement with an investment in Federal Home Loan Bank of Atlanta stock of $3.5 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, or general results of operations, could reduce or eliminate the dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act.    Under the Community Reinvestment Act, as implemented by FDIC regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the FDIC to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

The Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Available Information

Copies of reports we file electronically with the Securities and Exchange Commission, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available free of charge through our Internet website as soon as reasonably practicable after they are filed. Our website address is www.myecb.com. These filings also are accessible on the SEC’s website at www.sec.gov. Information on our website should not be considered a part of this Report.

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

Risks Relating to Our Business

•

We make and hold in our portfolio construction and land development loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans.

We originate construction loans for residential properties and commercial real estate properties, including properties built on speculative, undeveloped property by builders and developers who have not identified a buyer for the completed residential or commercial real estate property at the time of loan origination. At December 31, 2011, $67.1 million, or 13.5%, of our loan portfolio consisted of construction and land development loans.

Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the progress of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. While we believe we have established adequate allowances in our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our allowances, which could adversely impact our future earnings.

Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in our market area. Further, if we lost our relationship with several of our larger borrowers building in this area or there is a decline in the demand for new housing in this area, it is expected that the demand for construction loans would decline and our net income would be adversely affected.

•	Our commercial lending exposes us to lending risks.

At December 31, 2011, $248.7 million, or 50.1%, of our loan portfolio consisted of commercial real estate and commercial business loans and $ 21.5 million, or 4.3% of our loan portfolio consisted of agricultural loans. Commercial loans generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, the value of which may be more difficult to appraise, and may be more susceptible to fluctuation in value. In addition, many of our commercial real estate and commercial business loans are unseasoned, meaning that they were originated recently, with a limited significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio.

•	Our level of nonperforming loans expose us to increased risk of loss. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At December 31, 2011, our nonperforming loans totaled $25.6 million, representing 5.2% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market continues to weaken, we could experience loan losses or be required to record further provisions to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectability as of the corresponding balance sheet date. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2011, our allowance for loan losses totaled $12.1 million, which represented 2.44% of total loans and 47.3% of nonperforming loans. Our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

•

A return of recessionary conditions in our national economy and, in particular, local economy could continue to increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and, in particular, our local market area as a result of our geographic concentration of lending activities. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally, and in our market area in particular. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Our primary market area was also negatively impacted by the downturn in the economy and experienced increased unemployment levels and a softening of the local real estate market, including reductions in local property values.

Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. In particular, unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in our primary market area. Most of our loans are secured by real estate or made to businesses in our primary market area and the surrounding communities. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would reduce our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

•	Our residential mortgage loans and home equity lines of credit exposes us to lending risks.

At December 31, 2011, $74.2 million, or 14.9%, of our loan portfolio consisted of residential mortgage loans and $36.2 million, or 7.3%, of our loan portfolio consisted of home equity lines of credit. We intend to continue to emphasize and grow these types of lending, in particular residential mortgage lending. Recent declines in the housing market have resulted in declines in real estate values in our market area. Declines in real estate values could cause some of our residential mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, recently a number of financial institutions have sought to raise considerable amounts of additional capital in response to a deterioration in their results of operations and financial condition arising from increases in their non-performing loans and loan losses, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2011, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

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

•	If we are unable to redeem our Series A Preferred Stock prior to 2014, the cost of this capital to us will increase substantially.

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

On December 31, 2011, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets. A rising rate environment within that one-year period generally would have a negative effect on our earnings, while a falling rate environment generally would have a positive effect on our earnings.

•	Our continued success is largely dependent on key management team members.

We are a customer-focused and relationship-driven organization. Future growth is expected to be driven by a large part in the relationships maintained with customers. While we have assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers in order that management succession can be achieved, is not assured. The unexpected loss of key employees could have a material adverse effect on our business and may result in lower revenues or reduced earnings.

•	Our inability to successfully implement our strategic plans could adversely impact earnings as well as our overall financial condition.

We may not be able to successfully implement our strategic plans and manage its growth if we are unable to identify attractive markets, locations or opportunities for expansion in the future. Successful management of increased growth is contingent upon whether we can maintain appropriate levels of capital to support our growth, maintain control over growth in expenses, maintain adequate asset quality, and successfully integrate into the organization, any businesses acquired. In the event that we do open new branches or acquire existing branches or banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of branch franchise expansion, we must absorb these higher expenses as we begin to generate new deposits. There is a further time lag involved in redeploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, we may not be able to implement our long-term growth strategy, and our plans to branch could depress earnings in the short run, even if we are able to efficiently execute our branching strategy.

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

•	Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.

We are an entity separate and distinct from the Bank and derive substantially all of our revenue in the form of dividends from the Bank. Accordingly, we are and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on our shares of common stock and Series A Preferred Stock. The Bank’s ability to pay dividends is subject to federal and state regulations that limit the amount of dividends that the Bank may pay to us based on the Bank’s ability to earn net income and to meet certain regulatory requirements. In April 2011, the Bank’s Board of Directors adopted a resolution at the request of the FDIC that provides that, among other things, the Bank will not pay any cash dividend to us without seeking the prior approval of the FDIC and North Carolina Commissioner of Banks. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and the Series A Preferred Stock we have sold to Treasury. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

In addition, the securities purchase agreement between us and the Treasury that we entered into in connection with the TARP Capital Purchase Program provides that prior to the earlier of (i) January 16, 2012 and (ii) the date on which all of the shares of the Series A Preferred Stock we issued to the Treasury have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our quarterly common stock to more than $0.1825 per share, or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock then outstanding. We also are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the Warrant we issued to the Treasury, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors.

•

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the date of enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring certain public companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial service industry, it is expected that at a minimum it will increase our operating costs.

•	We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation and supervision by the Federal Reserve Board, and the Bank is subject to extensive government regulation, supervision and examination by the FDIC and the North Carolina Commissioner of Banks. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Our common stock is listed on the NYSE Amex, but it has a relatively low average daily trading volume relative to many other stocks. Thinly traded stock can be more volatile than stock trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded and limit an investor’s ability to quickly sell blocks of stock. We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock.

•

Our outstanding Series A Preferred Stock affects net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 4.84% of the shares of our common stock outstanding as of March 16, 2012 (including the shares issuable upon exercise of the warrant). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

All the Bank’s existing branch offices are in good condition and fully equipped for the Bank’s purposes. At December 31, 2011, our consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $26.3 million.

Item 3.    Legal Proceedings

From time to time we may become involved in legal proceedings in the ordinary course of our business. However, subject to the uncertainties inherent in any litigation, we believe that, at December 31, 2011 there was no pending proceedings that are likely to result in a material adverse change in our financial condition or operating results.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective as of December 30, 2011, our common stock is listed on the NYSE Amex under the trading symbol “ECBE.” Prior to that time, our common stock was listed on the Nasdaq Global Market under the trading symbol “ECBE.” The following table lists the high and low sales prices for our common stock as reported by The Nasdaq Stock Market, and cash dividends declared on our common stock, for the periods indicated.

	Sales Price Range		Cash Dividend Declared Per Share
Quarter	High	Low
2011 Fourth	$12.15	$9.58	$0.0500
Third	13.85	10.12	0.0700
Second	12.64	10.41	0.0000
First	14.50	11.09	0.0700
2010 Fourth	$14.50	$12.57	$0.0700
Third	14.55	11.25	0.0700
Second	16.97	11.37	0.0700
First	12.77	11.00	0.0700

On March 16, 2012, there were approximately 629 record holders of our common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”

We did not repurchase any shares of our common stock during the quarter ended December 31, 2011.

Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. We have paid cash dividends since we were incorporated during 1998, and, subject to regulatory approval of Bank dividends to us, we intend to continue to pay dividends on a quarterly basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the limitations that apply to the Bank.

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

In April 2011, the Bank’s Board of Directors adopted a resolution at the request of the FDIC that provides that, among other things, the Bank will not pay any cash dividend to us without seeking the prior approval of the FDIC and North Carolina Commissioner of Banks. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and the Series A Preferred Stock we have sold to Treasury.

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

The following graph compares the cumulative total shareholder return (CTSR) on our common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq Composite index and the SNL Bank NASDAQ index. Each trend line assumes that $100 was invested on December 31, 2006, and that dividends were reinvested for additional shares.

Effective as of December 30, 2011, our common stock is listed on the NYSE Amex under the trading symbol “ECBE.” Prior to that time, our common stock was listed on the Nasdaq Global Market under the trading symbol “ECBE.”

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
ECB Bancorp, Inc.	100.00	80.43	51.98	37.83	46.86	37.30
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ Index	100.00	78.51	57.02	46.25	54.57	48.42

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

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Income Statement Data:
Net interest income	$26,971	$27,919	$26,748	$20,273	$20,357
Provision for loan losses	8,483	12,980	11,100	2,450	(99)
Non-interest income	8,800	11,995	8,649	6,809	6,377
Non-interest expense	29,856	26,840	23,152	20,633	20,344
Provision for income taxes	(1,544)	(766)	(357)	580	1,677
Net income (loss)	(1,024)	860	1,502	3,419	4,812
Preferred stock dividend & accretion of discount	1,063	1,063	1,003	—	—
Net income (loss) available to common shareholders	$(2,087)	$(203)	499	3,419	4,812
Per Share Data and Shares Outstanding:
Basic net income (loss)(1)	$(0.73)	$(0.07)	$0.18	$1.19	$1.65
Diluted net income (loss)(1)	(0.73)	(0.07)	0.18	1.18	1.65
Cash dividends declared	0.19	0.28	0.73	0.73	0.70
Dividend payout ratio	(26.03)%	(400.00)%	405.56%	61.34%	42.42%
Book value at period end	22.10	22.32	23.62	23.89	22.88
Weighted-average number of common shares outstanding:
Basic	2,849,841	2,849,594	2,844,950	2,884,396	2,908,371
Diluted	2,849,841	2,849,594	2,845,966	2,889,016	2,914,352
Shares outstanding at period end	2,849,841	2,849,841	2,847,881	2,844,489	2,920,769
Balance Sheet Data:
Total assets	$921,277	$919,869	$888,720	$841,851	$643,889
Loans receivable	496,542	567,631	577,791	538,836	454,198
Allowance for loan losses	12,092	13,247	9,725	5,931	4,083
Other interest-earning assets	352,140	290,371	253,183	244,470	133,970
Total deposits	797,645	785,941	754,730	629,152	526,361
Borrowings	37,179	46,009	43,910	83,716	43,174
Shareholders’ equity	80,443	80,894	84,375	67,943	66,841
Selected Performance Ratios:
Return on average assets	(0.11)%	0.09%	0.17%	0.47%	0.77%
Return on average shareholders’ equity	(1.26)	0.99	1.74	5.14	7.48
Net interest margin(2)	3.20	3.40	3.41	3.12	3.72
Efficiency ratio(3)	82.30	65.36	63.48	73.91	73.44
Asset Quality Ratios:
Nonperforming loans to period-end loans	5.15%	3.89%	2.54%	1.85%	0.10%
Allowance for loan losses to period-end loans	2.44	2.33	1.68	1.10	0.90
Allowance for loan losses to nonperforming loans	47.29	59.97	66.17	59.42	876.92
Nonperforming assets to total assets(4)	3.64	2.89	2.27	1.63	0.08
Net loan charge-offs to average loans outstanding	1.79	1.64	1.30	0.12	0.13
Capital Ratios:
Equity-to-assets ratio(5)	8.73%	8.79%	9.49%	8.07%	10.38%
Leverage capital ratio(6)	8.25	8.66	9.59	8.65	10.66
Tier 1 capital ratio(6)	12.59	12.08	12.77	10.83	12.94
Total capital ratio(6)	13.85	13.34	14.02	11.80	13.72

(1)	Per share amounts are computed based on the weighted-average number of shares outstanding during each period.
(2)	Net interest margin is net interest income divided by average interest earning assets, net of allowance for loan losses.
(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income, both as calculated on a fully taxable-equivalent basis.
(4)	Nonperforming assets consist of the aggregate amount of any non-accruing loans, loans past due greater than 90 days and still accruing interest, restructured loans, repossessions and foreclosed assets and other nonperforming assets on each date.
(5)	Equity-to-assets ratios are computed based on total shareholders’ equity and total assets at each period end.
(6)	These ratios are described in Item 1 under the captions “Supervision and Regulation—Capital Requirements” and “—Prompt Corrective Action.”

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

Our consolidated assets increased 0.2% to $921.3 million on December 31, 2011, from $919.9 million at year-end 2010. Our loan portfolio decreased 12.5% to $496.5 million at December 31, 2011, from $567.6 million at year-end 2010 while deposits increased 1.5% to $797.6 million at year-end 2011 from $785.9 million at year-end 2010. Total shareholders’ equity was approximately $80.4 million at year-end 2011.

In 2011, we had a loss attributable to common shareholders of $2.1 million or $(0.73) basic and diluted loss per share, compared to a loss attributable to common shareholders of $203 thousand or $(0.07) basic and diluted loss per share for the year ended December 31, 2010. The 2011 loss attributable to common shareholders represents a higher loss than was reported in 2010 mainly due to a decrease in net gains on sales of securities, fees incurred in connection with the terminated private placement offering and increased data processing fees.

Critical Accounting Policies

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practices within the banking industry. Our significant accounting policies are set forth in Note 1 to our audited consolidated financial statements included in Item 8 of this report. Management makes a number of estimates and assumptions relating to reported amounts of assets, liabilities, revenues and expenses in the preparation of the financial statements and disclosures. Estimates and assumptions that are most significant to the Company are related to the determination of the allowance for loan losses, asset impairment valuations, postretirement and benefit plan accounting and income taxes.

We consider our policy regarding the allowance for loan losses to be our most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not currently known to management. For additional discussion concerning our allowance for loan losses and related matters, see “—Allowance for Loan Losses” and “—Nonperforming Assets and Past Due Loans.” Other real estate acquired through the settlement of loans is carried at fair value less cost to sell. Management relies on outside appraisals and estimates of costs of disposal in determining this value. The actual disposal value could vary from this fair value estimate.

The determination of retirement plans and other postretirement benefit plans requires the use of estimates and judgments related to the amount and timing of expected future cash out-flows for benefit payments and cash in-flows for maturities. Our retirement plans and other postretirement benefit plans are actuarially determined based on assumptions on the discount rate and the health care cost trend rate. Changes in estimates and assumptions related to mortality rates and future health care costs could have a material impact to our financial condition or results of operations. The discount rate is used to determine the present value of future benefit obligations and the net periodic benefit cost. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. For additional discussion concerning our retirement plans and other postretirement benefits refer to Note 8 of our consolidated financial statements.

Management seeks strategies that minimize the tax effect of implementing their business strategies. As such, judgments are made regarding the ultimate consequence of long-term tax planning strategies, including the likelihood of future recognition of deferred tax benefits. The Company’s tax returns are subject to examination by both Federal and State authorities. Such examinations may result in the assessment of additional taxes, interest and penalties. As a result, the ultimate outcome, and the corresponding financial statement impact, can be difficult to predict with accuracy. For additional discussion concerning income taxes refer to Note 6 of our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

In 2011, our loss attributable to common shareholders was $2.1 million or $(0.73) basic and diluted loss per share, compared to loss attributable to common shareholders of $203 thousand or $(0.07) basic and diluted loss per share for the year ended December 31, 2010. The decrease in earnings is primarily due to a decrease in net gains on sales of securities.

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

	Year Ended December 31,
	2011	2010	2009
Return on assets	(0.11)%	0.09%	0.17%
Return on equity	(1.26)	0.99	1.74
Dividend payout	(26.0)	(400.00)	405.56
Shareholders’ equity to assets	8.79	9.53	9.98

Our core strategies continue to be to: (1) grow the loan portfolio while maintaining high asset quality; (2) grow core deposits; (3) increase non-interest income; (4) control expenses; and (5) make strategic investments in new and existing communities that will result in increased shareholder value.

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

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average interest earning assets and takes into account the positive effects of investing non-interest-bearing deposits in earning assets.

Our net interest income for the year ended December 31, 2011 was $27.0 million, a decrease of $948 thousand or 3.40% when compared to net interest income of $27.9 million for the year ended December 31, 2010. Our net interest margin, on a tax-equivalent basis, for 2011 was 3.20% compared to 3.40% for 2010. Our net interest rate spread, on a tax-equivalent basis, for 2011 was 2.99% compared to 3.16% for 2010. The spread decreased by seventeen basis points as the decrease in the rates paid on interest-bearing liabilities was twenty-five basis points while the decrease on yields earned on interest-earning assets was forty-two basis points for the year.

Total interest income decreased $2.7 million or 6.8% to $37.1 million in 2011 compared to $39.8 million in interest income in 2010. Although our average interest earning assets increased $5.5 million in 2011 when compared to 2010 this still resulted in a $1.8 million decrease in interest income from 2010 to 2011 as the increase in volume of lower yielding taxable securities was more than offset by the decline in volume of higher yielding loans and tax-exempt securities. Our interest income declined $1.5 million in 2011 as compared to 2010 from a decline in yields. We funded the increases in interest-earning assets primarily with long-term borrowings.

The effect of variances in volume and rate on interest income and interest expense is illustrated in the table titled “Change in Interest Income and Expense on Tax Equivalent Basis.” Management attributes the decrease in the yield on our interest earning assets to the continued low level of market interest rates. Yields on our taxable securities decreased approximately 60 basis points for 2011 as compared to 2010 as the volume of securities has increased with lower yielding securities and previously held securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds for 2011 was 1.40%, a decrease of 25 basis points when compared to 1.65% for 2010. The average cost on Bank certificates of deposit decreased 24 basis points from 2.06% paid in 2010 to 1.82% paid in 2011, while our average cost of borrowed funds decreased 15 basis points during 2011 compared to 2010.

Total interest expense decreased $1.8 million or 15.1% to $10.1 million in 2011 from $11.9 million in 2010, primarily as a result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $3.3 million when comparing 2011 with that of 2010. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $1.9 million and the increase attributable to higher volumes of interest-bearing liabilities was $96 thousand.

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

Total interest income decreased $1.1 million or 2.7% to $39.8 million in 2010 compared to $40.9 million in interest income in 2009. Increases in our average earning assets of $38.7 million in 2010 when compared to 2009 resulted in a $1.6 million increase in interest income from 2009 to 2010 but this was more than offset by a decrease in interest income of $2.7 million from a decline in yields. We funded the increases in interest-earning assets primarily with interest-bearing demand accounts.

Our average cost of funds for 2010 was 1.65%, a decrease of 42 basis points when compared to 2.07% for 2009. The average cost on Bank certificates of deposit decreased 48 basis points from 2.54% paid in 2009 to 2.06% paid in 2010, while our average cost of borrowed funds increased 64 basis points during 2010 compared to 2009. The increase in the average cost of borrowed funds for 2010 compared to 2009 was the result of a decrease in the volume of lower cost short-term borrowings.

Total interest expense decreased $2.3 million or 16.2% to $11.9 million in 2010 from $14.2 million in 2009, primarily as a result of decreased market rates paid on Bank certificates of deposit. The volume of average interest-bearing liabilities increased approximately $37.6 million when comparing 2010 with that of 2009. The decrease to interest expense resulting from decreased rates on all interest-bearing liabilities was $3.2 million and the increase attributable to higher volumes of interest-bearing liabilities was $0.9 million.

The following table presents an analysis of average interest-earning assets and interest-bearing liabilities, the interest income or expense applicable to each asset or liability category and the resulting yield or rate paid.

Average Consolidated Balances and Net Interest Income Analysis

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Yield/ Rate	Income/ Expense	Average Balance	Yield/ Rate	Income/ Expense	Average Balances	Yield/ Rate	Income/ Expense
	(Dollars in thousands)
Assets:
Loans—net(1)	$525,244	5.45%	$28,652	$566,007	5.43%	$30,745	$556,017	5.50%	$30,595
Taxable securities	292,982	2.70	7,896	227,505	3.30	7,508	201,676	4.41	8,901
Nontaxable securities(2)	12,814	5.73	735	38,351	6.09	2,335	36,743	5.80	2,130
Other investments(3)	19,290	0.23	44	12,981	0.10	13	11,705	0.03	3

Total interest-earning assets	850,330	4.39	37,327	844,844	4.81	40,601	806,141	5.16	41,629
Cash and due from banks	13,092			11,645			10,999
Bank premises and equipment, net	26,515			25,577			25,506
Other assets	35,938			27,277			23,745

Total assets	$925,875			$909,343			$866,391

Liabilities and Shareholders’ Equity:
Interest-bearing deposits	$680,576	1.35%	$9,208	$680,920	1.62%	$11,010	$607,880	2.13%	$12,958
Short-term borrowings	14,547	1.95	284	15,842	1.52	241	52,293	0.94	492
Long-term obligations	28,174	2.18	614	23,195	2.75	637	22,219	3.18	707

Total interest-bearing liabilities	723,297	1.40	10,106	719,957	1.65	11,888	682,392	2.07	14,157
Non-interest-bearing deposits	115,847			102,039			90,732
Other liabilities	5,379			705			6,783
Shareholders’ equity	81,352			86,642			86,484

Total liabilities and shareholders’ equity	$925,875			$909,343			$866,391

Net interest income and net interest margin (FTE)(4)		3.20%	$27,221		3.40%	$28,713		3.41%	$27,472

Net interest rate spread (FTE)(5)		2.99%			3.16%			3.09%

(1)	Average loans include non-accruing loans, net of allowance for loan losses, and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $250 thousand, $794 thousand, and $724 thousand for the years ended December 31, 2011, 2010, and 2009, respectively.
(3)	Other investments include federal funds sold and interest-bearing deposits with banks and other institutions.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.

The following table presents the relative impact on net interest income of the volume of earning assets and interest- bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on Tax Equivalent Basis

	2011 Compared to 2010			2010 Compared to 2009
	Volume(1)	Rate(1)	Net	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans(2)	$(2,219)	$126	$(2,093)	$546	$(396)	$150
Taxable securities	1,963	(1,575)	388	996	(2,389)	(1,393)
Nontaxable securities(3)	(1,510)	(90)	(1,600)	96	109	205
Other investments	10	21	31	1	9	10

Interest income	(1,756)	(1,518)	(3,274)	1,639	(2,667)	(1,028)

Interest-bearing deposits	(5)	(1,797)	(1,802)	1,369	(3,318)	(1,949)
Short-term borrowings	(22)	65	43	(449)	198	(251)
Long-term obligations	123	(146)	(23)	29	(99)	(70)

Interest expense	96	(1,878)	(1,782)	949	(3,219)	(2,270)

Net interest income	$(1,852)	$360	$(1,492)	$690	$552	$1,242

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Income on non-accrual loans is included only to the extent that it represents interest payments received.
(3)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $250 thousand, $794 thousand, and $724 thousand for the years ended December 31, 2011, 2010, and 2009, respectively.

Rate Sensitivity Management

Rate sensitivity management, an important aspect of achieving satisfactory levels of net interest income, is the management of the composition and maturities of rate-sensitive assets and liabilities. The following table sets forth our interest sensitivity analysis at December 31, 2011 and describes, at various cumulative maturity intervals, the gap-ratios (ratios of rate-sensitive assets to rate-sensitive liabilities) for assets and liabilities that we consider to be rate sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Variable rate loans are considered to be highly sensitive to rate changes and are assumed to reprice within 12 months.

The difference between interest-sensitive asset and interest-sensitive liability repricing within time periods is referred to as the interest-rate-sensitivity gap. Gaps are identified as either positive (interest-sensitive assets in excess of interest-sensitive liabilities) or negative (interest-sensitive liabilities in excess of interest-sensitive assets).

As of December 31, 2011, we had a negative one-year cumulative gap of 12.5% and had interest-earning assets of $440.7 million maturing or repricing within one year and interest-bearing liabilities of $546.7 million repricing or maturing within one year. This is primarily the result of short-term interest sensitive liabilities being used to fund longer term interest-earning assets, such as loans and investment securities. A negative gap position implies that interest-bearing liabilities (deposits and other borrowings) will reprice at a faster rate than interest-earning assets (loans and investments). In a falling rate environment, a negative gap position will generally have a positive effect on earnings, while in a rising rate environment this will generally have a negative effect on earnings.

On December 31, 2011, our savings, NOW and Money Market accounts had aggregate balances totaling $325.6 million. In our rate sensitivity analysis, these deposits are considered as repricing in the earliest period (3 months or less) because the rate we pay on these interest-bearing deposits can be changed weekly. However, our historical experience has shown that changes in market interest rates have little, if any, effect on those deposits within a given time period and, for that reason, those liabilities could be considered non-rate sensitive. If those deposits were excluded from rate sensitive liabilities, our rate sensitive assets and liabilities would be more closely matched at the end of the one-year period.

Rate Sensitivity Analysis as of December 31, 2011

	3 Months Or Less	4-12 Months	Total Within 12 Months	Over 12 Months	Total
	(Dollars in thousands)

Earning assets:
Loans—gross	$310,502	$29,297	$339,799	$156,743	$496,542
Loans held for sale	2,866	—	2,866	—	2,866
Investment securities	69,976	18,173	88,149	251,301	339,450
Interest bearing deposits	63	—	63	—	63
Federal funds sold	6,305	—	6,305	—	6,305
FHLB stock	3,456	—	3,456	—	3,456

Total earning assets	393,168	47,470	440,638	408,044	848,682

Percent of total earnings assets	46.3%	5.6%	51.9%	48.1%	100.0%
Cumulative percentage of total earning assets	46.3	51.9	51.9	100.0

Interest-bearing liabilities:
Savings, NOW and Money Market deposits	325,636	—	325,636	—	325,636
Time deposits of $100,000 or more	24,249	53,467	77,716	34,661	112,377
Other time deposits	64,958	66,671	131,629	92,271	223,900
Short-term borrowings	11,679	—	11,679	—	11,679
Long-term obligations	—	—	—	25,500	25,500

Total interest-bearing liabilities	$426,522	$120,138	$546,660	$152,432	$699,092

Percent of total interest-bearing liabilities	61.0%	17.2%	78.2%	21.8%	100.0%
Cumulative percent of total interest-bearing liabilities	61.0	78.2	78.2	100.0

Ratios:
Ratio of earning assets to interest-bearing liabilities (gap ratio)	92.2%	39.5%	80.6%	267.7%	121.4%
Cumulative ratio of earning assets to interest-bearing liabilities (cumulative gap ratio)	92.2%	80.6%	80.6%	121.4%
Interest sensitivity gap	$(33,354)	$(72,668)	$(106,022)	$255,612	$149,590
Cumulative interest sensitivity gap	(33,354)	(106,022)	(106,022)	149,590	149,590
As a percent of total earnings assets	(3.9)%	(12.5)%	(12.5)%	17.6%	17.6%

As of December 31, 2011, approximately 51.9% of our interest-earning assets could be repriced within one year and approximately 68.0% of our interest-earning assets could be repriced within five years. Approximately 78.2% of interest-bearing liabilities could be repriced within one year and 100.0% could be repriced within five years.

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

Market Risk Analysis

	Principal Maturing in Years Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Loans, gross:
Fixed rate	$49,880	$41,837	$27,743	$19,850	$34,851	$32,683	$206,844	$205,245
Average rate (%)	5.53%	6.12%	6.09%	5.99%	5.72%	5.35%	5.77%
Variable rate	84,460	46,805	55,045	37,492	21,152	44,744	289,698	289,698
Average rate (%)	4.93	4.78	4.95	4.82	5.13	3.73	4.72

Loans held for sale:
Fixed rate	2,866	—	—	—	—	—	2,866	2,866
Average rate (%)	3.85						3.85

Investment securities:
Fixed rate	250	—	—	5,200	5,102	234,752	245,304	246,591
Average rate (%)	7.35	—	—	3.27	3.32	3.00	3.01
Variable rate	—	—	—	2,500	1,500	89,381	93,381	92,859
Average rate (%)	—	—	—	5.00	2.85	1.96	2.05	63

Interest-bearing deposits:
Variable rate	63	—	—	—	—	—	63	63
Average rate (%)	0.01	—	—	—	—	—	0.01

Liabilities:
Savings and interest-bearing checking:
Variable rate	325,636	—	—	—	—	—	325,636	325,636
Average rate (%)	0.70	—	—	—	—	—	0.70

Certificate of deposit:
Fixed rate	208,096	40,351	16,584	43,993	26,003	—	335,027	342,124
Average rate (%)	1.21	1.93	2.31	2.77	2.24	—	1.64
Variable rate	1,250	—	—	—	—	—	1,250	1,250
Average rate (%)	0.25	—	—	—	—	—	0.25

Short-term borrowings:
Fixed rate	9,000	—	—	—	—	—	9,000	9,000
Average rate (%)	2.64	—	—	—	—	—	2.64
Variable rate	2,679	—	—	—	—	—	2,679	2,679
Average rate (%)	1.00	—	—	—	—	—	1.00

Long-term borrowings:
Fixed rate	—	9,500	6,000	7,500	2,500	—	25,500	26,296
Average rate (%)	—	3.02	1.49	1.84	2.21	—	2.23

Non-interest Income

Non-interest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of non-interest income for 2011, 2010 and 2009.

Non-interest Income

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Service charges on deposit accounts	$3,262	$3,418	$3,652
Other service charges and fees	1,225	1,419	1,160
Mortgage origination fees	1,300	1,283	950
Net gain (loss) on sale of securities	2,631	5,508	2,565
Income from bank owned life insurance	324	297	310
Other operating income	58	70	12

Total non-interest income	$8,800	$11,995	$8,649

Non-interest income decreased $3.2 million or 26.7% to $8.8 million in 2011 compared to $12.0 million for 2010. The decrease in non-interest income for the year ending December 31, 2011 is primarily the result of a decrease of $2.9 million in gains on the sale of securities compared to 2010. Service charges on deposit accounts decreased $156 thousand or 4.6% as we saw a decline in our overdraft protection fees. Other service charges and fees decreased $194 thousand or 13.7% in 2011 compared to the prior year mainly due to a decrease in gain on mortgage commitments. Mortgage origination fees increased $17 thousand or 1.3% over 2010. Other operating income decreased $12 thousand in 2011 compared to the prior year due to an impairment charge on investments.

Non-interest income increased $3.3 million or 38.7% to $12.0 million in 2010 compared to $8.6 million for 2009. The increase in non-interest income for the year ending December 31, 2010 is primarily the result of an increase of $2.9 million in gains on the sale of securities compared to 2009. Service charges on deposit accounts decreased $234 thousand or 6.4% as we saw a decline in our overdraft protection fees. Other service charges and fees increased $259 thousand or 22.3% in 2010 compared to the prior year mainly due to increased investment brokerage fees of $295 thousand. Mortgage origination fees increased $333 thousand or 35.1% over 2009.

Non-interest Expense

Non-interest expense increased $3.1 million or 11.6% to $29.9 million in 2011 compared to $26.8 million in 2010. Non-interest expense increased $3.7 million or 15.9% in 2010 compared to $23.2 million in 2009. The following table presents the components of non-interest expense for 2011, 2010 and 2009.

Non-interest Expense

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries	$10,869	$9,832	$8,287
Retirement and other employee benefits	2,814	2,924	2,488
Occupancy	2,041	1,876	1,832
Equipment	2,173	2,160	1,763
Professional fees	1,386	936	832
Supplies	238	221	216
Communications/Data lines	710	663	642
FDIC Insurance	941	1,445	1,689
Other outside services	602	528	470
Net cost of real estate and repossessions acquired in settlement of loans	1,438	1,104	1,345
Data processing and related expenses	1,062	295	304
Securities Purchase Agreement termination fees	1,686	—	—
Contract early termination fees	—	1,141	—
Other	3,896	3,715	3,284

Total	$29,856	$26,840	$23,152

Salary expense increased $1.0 million or 10.5% in 2011 compared to 2010. During 2011, we continued to expand the Bank’s infrastructure to support asset growth as outlined in our five-year strategic plan and implemented several initiatives to improve our customer service delivery. A portion of the increase in salary expense can be attributed to the successful implementation of a fully staffed and functioning Customer Care Center that manages various communication channels and contact points for the customer. This allows customers to utilize phone, email, website and online banking to receive immediate responses to questions they have regarding their Bank accounts or other services offered by the Bank. The Customer Care Center is part of the Bank’s continued development of its Customer Experience strategy designed to focus on improving the experience customers have, whether it be interacting with a branch or the many “banking channels” offered to maintain their banking relationship with ECB. We also made staff additions to our Agriculture Lending business unit during 2011 as we continue to expand our presence and expertise to capture attractive lending opportunities within our eastern North Carolina footprint. Expansion of our Bank support infrastructure came in several forms during 2011, the Bank added additional staff in the areas of Information Technology, Risk Management, Asset Review, Human Resources, Training, Marketing and Special Assets. The Bank’s salary expense also increased during 2011 as the result of a full year of salary expense incurred at our newest office in Porter’s Neck opened in December of 2010.

Employee benefit expense decreased $110 thousand or 3.8% in 2011 over the prior year principally due to the reduction in the Bank’s supplemental executive retirement plan benefit expense. As of December 31, 2011, we had 251 full time equivalent employees compared to 239 full time equivalent employees at December 21, 2010. We operated 25 full service banking offices and a mortgage loan origination office in both 2011 and 2010.

Occupancy expense increased $165 thousand or 8.8% in 2011 mainly due to building repairs and maintenance expense increasing $94 thousand. Equipment expense remained relatively flat only increasing $13 thousand or less than 1%.

Professional fees, which include audit, legal and consulting fees, increased $450 thousand or 48.1% to $1.4 million for 2011 compared to $936 thousand in 2010. Legal fees increased $282 thousand year over year as loan collection legal fees increased $67 thousand and other legal fees increased $215 thousand which was partially related to legal expense associated with our previously announced proposed private placement offering and efforts to acquire several branches from another financial institution. Consulting fees increased $129 thousand in 2011 as compared to 2010, partially due to fees associated with the above mentioned branch acquisition efforts. Accounting and audit fees increased $39 thousand in 2011 as compared to 2010, primarily due to expanded quarterly review of our Allowance for Loan Loss (ALLL) model by our external auditors.

FDIC insurance decreased $504 thousand in 2011 compared to 2010. The decrease was mainly due to a change made by the FDIC in its assessment calculations.

Other outside services increased $74 thousand in 2011 compared to 2010. During 2011, we updated our branch operations manual at a cost of approximately $38 thousand. We also incurred expense of $31 thousand for professional services relating to our previously announced proposed private placement offering potential equity raise, and we incurred $29 thousand of expense for marketing research associated with our proposed branch acquisition efforts.

Net cost of real estate and repossessions acquired in settlement of loans expense increased $334 thousand or 30.3% in 2011 compared to 2010.

Data processing services expense, which primarily consist of check and deposit item processing, nightly update of loan, deposit and general ledger balances, ATM/ EFT network management and On-line Banking, for the period ended December 31, 2011 was $1.1 million compared to $0.3 million for the period ended December 31, 2010. In May of 2011, the Bank outsourced all of its core bank data processing under agreement with InfoTech Alliance Bank Services (“ITA”) using the FIS integrated HORIZON banking system. Prior to the core system conversion in May, the Bank only outsourced its item processing through ITA while maintaining an in-house core processing system, ATM/EFT network and On-line Banking package. During 2010, expense related to our On-line Banking totaled approximately $311 thousand and was included in Other Outside Services. Our 2010 expense for our ATM/EFT network management totaled approximately $228 thousand and was included in Other Operating Expense. The year-over-year data processing expense increase also includes a one-time charge of $175 thousand paid to ITA for pre-conversion services related to our terminated 2011 branch acquisition effort. In addition, the Bank implemented a number of ancillary systems including an advanced data reporting interface, customer relationship management system, fraud monitoring system, teller system, and real-time online banking among others. These additional systems also added to the increase in data processing services expense in 2011 when compared to 2010.

On February 8, 2012, we and six institutional investors mutually agreed to terminate a previously reported Securities Purchase Agreement under which the Company would issue $79.7 million in Company common stock in a private placement offering. Pursuant to the terms of the agreement, we had also agreed to reimburse the lead investors for certain out-of-pocket expenses such as legal fees, asset review fees and travel expense incurred during their due diligence process during 2011 of approximately $300 thousand dollars. In addition, pursuant to our engagement letter dated July 19, 2010 with our investment banking group, we agreed to reimburse out-of-pocket expenses such as legal fees, asset review fees and travel expense incurred on behalf of ECB Bancorp in connection with the private placement that totaled approximately $425 thousand dollars. These reimbursable expenses are included in other liabilities on the balance sheet at December 31, 2011. The Bank incurred additional expense of approximately $965 thousand dollars related to the equity raise during 2011. As a result of the agreement termination, we recorded a Securities Purchase Agreement termination expense of $1.7 million at December 31, 2011.

Salary expense increased $1.5 million or 18.6% in 2010 compared to 2009. The increase was primarily the result of additions made to senior management and other management positions during 2010 and general cost of living and merit increases. Employee benefits increased $436 thousand or 17.5% in 2010 over the prior year principally due to the additional positions mentioned above and an increase in supplemental employee retirement plan expense. As of December 31, 2010, we had 239 full time equivalent employees and operated 25 full service banking offices and a mortgage loan origination office. At December 31, 2009 we had 219 full time equivalent employees and operated 24 full service banking offices, a loan production office and a mortgage loan origination office.

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

During 2010 we accrued an expense for contract early termination fees in the amount of $1.1 million. The Bank announced on August 12, 2010, that it had signed an agreement with InfoTech Alliance Bank Services to implement the FIS integrated HORIZON banking system. As a result of this decision, it was determined that several existing multiyear support and maintenance agreements with current vendors would be terminated early resulting in the accrual of the expenses in 2010.

Other operating expense increased $431 thousand in 2010 compared to 2009. The increase is related to increased director fees of $138 thousand due to an accrual of retirement benefits and an increase in franchise taxes of $122 thousand in 2010 as compared to 2009.

Income Taxes

For the year ended December 31, 2011, we recorded an income tax benefit of $1.5 million, compared to a benefit of $766 thousand and $357 thousand for the years ended December 31, 2010 and 2009, respectively. Our effective tax rate for the years ended December 31, 2011, 2010 and 2009 was 60.1%, (814.9%) and (31.2%), respectively. The effective tax rate in 2011, 2010 and 2009 differs from the federal statutory rate of 34.0% primarily due to tax-exempt interest income we earned on tax-exempt securities in our investment portfolio. For more information see disclosure on income taxes in note 6.

The valuation allowance for deferred tax assets was $7 thousand for December 31, 2011 and $43 thousand for December 31, 2010 and December 31, 2009. The valuation allowance was primarily for certain capital losses related to equity securities and perpetual preferred stock issued by FNMA and FHLMC in 2004. These losses are capital in character and we may not have current capital gain capacity to offset these losses.

Financial Condition at December 31, 2011, 2010 and 2009

Our total assets were $921.3 million at December 31, 2011, $919.9 million at December 31, 2010 and $888.7 million at December 31, 2009. Asset growth during 2011 was funded primarily by an increase in non-interest-bearing demand accounts of $30.8 million. For the year ended December 31, 2011 our loans declined $71.1 million which can be attributed to continued weak economic conditions. For the year ended December 31, 2010, our loans declined $10.2 million, which was also, due primarily to weak economic conditions. For the years ended December 31, 2011 and 2010, we grew our deposits $11.7 million and $31.2 million, respectively. The deposit growth was mainly through non-interest-bearing demand deposits in 2011 and mainly through interest-bearing demand deposits in 2010, the proceeds of which were invested in interest-earning assets.

We believe our financial condition is sound. The following discussion focuses on the factors considered by us to be important in assessing our financial condition.

The following table sets forth the relative composition of our balance sheets at December 31, 2011, 2010 and 2009.

Distribution of Assets and Liabilities

	December 31,
	2011		2010		2009
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%
Assets:
Loan, gross	$496,542	53.9%	$567,631	61.7%	$577,791	65.0%
Loans held for sale	2,866	0.3	4,136	0.4	—	0.0
Investment securities	339,450	36.8	273,229	29.7	239,332	26.9
Interest-bearing deposits	63	0.0	20	0.0	870	0.1
FHLB stock	3,456	0.4	4,571	0.5	5,116	0.6
Federal funds sold	6,305	0.7	8,415	0.9	7,865	0.9

Total earning assets	848,682	92.1	858,002	93.2	830,974	93.5
Allowance for loan losses	(12,092)	(1.3)	(13,247)	(1.4)	(9,725)	(1.1)
Non-interest-bearing deposits and cash	18,363	2.0	11,731	1.3	9,076	1.0
Bank premises and equipment, net	26,289	2.9	26,636	2.9	25,329	2.9
Other assets	40,035	4.3	36,747	4.0	33,066	3.7

Total assets	$921,277	100.0%	$919,869	100.0%	$888,720	100.0%

Liabilities and Shareholders’ Equity:
Demand deposits	$135,732	14.7%	$104,932	11.4%	$93,492	10.5%
Savings, NOW and Money Market deposits	325,636	35.3	292,915	31.8	161,551	18.2
Time deposits of $100,000 or more	112,377	12.2	92,889	10.1	198,388	22.3
Other time deposits	223,900	24.3	295,205	32.1	301,299	33.9

Total deposits	797,645	86.5	785,941	85.4	754,730	84.9
Short-term borrowings	11,679	1.3	11,509	1.3	22,910	2.6
Long-term obligations	25,500	2.8	34,500	3.7	21,000	2.4
Accrued interest and other liabilities	6,010	0.7	7,025	0.8	5,705	0.6

Total liabilities	840,834	91.3	838,975	91.2	804,345	90.5
Shareholders’ equity	80,443	8.7	80,894	8.8	84,375	9.5

Total liabilities and share-holders’ equity	$921,277	100.0%	$919,869	100.0%	$888,720	100.0%

Loans

As of December 31, 2011, total loans decreased to $496.5 million, down 12.5% from total loans of $567.6 million at December 31, 2010. Construction and land development loans decreased from $90.1 million in 2010 to $67.1 million in 2011. The decrease in construction and development loans was a result of the continuing decline of the housing market. Commercial and residential real estate loans decreased from $364.6 million in 2010 to $343.3 million in 2011.

As of December 31, 2010, total loans decreased to $567.6 million, down 1.8% from total loans of $577.8 million at December 31, 2009. Construction and land development loans decreased from $125.9 million in 2009 to $90.1 million in 2010. The decrease in construction and development loans was a function of the decline of economic conditions. Commercial and residential real estate loans increased from $335.0 million in 2009 to $364.6 million in 2010. The growth in residential and commercial real estate loans was due to a continued focus on growth by the bank in owner-occupied small business lending during the year.

At December 31, 2011, our loan portfolio contained no foreign loans, and we believe the portfolio is adequately diversified. Real estate loans represented approximately 82.7% of our loan portfolio at December 31, 2011. However, many of our real estate loans, while secured by real estate, were made for various other commercial, agricultural and consumer purposes (which may or may not be related to our real estate collateral). Real estate loans are primarily loans secured by real estate, including mortgage and construction loans. Residential mortgage loans accounted for approximately $110.4 million or 26.9% of our real estate loans at December 31, 2011. Commercial loans are spread throughout a variety of industries, with no particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. At December 31, 2011, our ten largest loans accounted for approximately 7.57% of our loans outstanding. As of December 31, 2011, we had outstanding loan commitments of approximately $93.8 million. The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type.

Loan Portfolio Composition

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Real estate—construction and land development	$67,127	$90,145	$125,856	$132,525	$104,339
Real estate—commercial, residential and other(1)	343,327	364,648	335,004	298,959	234,812
Installment loans	6,620	4,209	4,351	5,115	5,808
Credit card and related plans	1,661	2,261	2,451	2,214	2,002
Commercial and all other loans	77,807	106,368	110,129	100,023	107,237

Total	$496,542	$567,631	$577,791	$538,836	$454,198

(1)	The majority of the commercial real estate is owner-occupied and operated.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution of our loans as of December 31, 2011. A significant majority of our loans maturing after one year reprice at two and three year intervals. In addition, approximately 58.3% of our loan portfolio is comprised of variable rate loans.

Loan Maturities at December 31, 2011

	1 year or less	Due after 1 year through 5 years		Due after 5 years		Total
		Floating	Fixed	Floating	Fixed
	(Dollars in thousands)
Real estate—construction and land development	$36,203	$16,102	$12,246	$1,589	$987	$67,127
Real estate—commercial, residential and other	57,325	128,825	97,701	40,248	19,228	343,327
Installment loans	1,528	374	4,189	30	499	6,620
Credit card and related plans	716	224	22	25	674	1,661
Commercial and all other loans	38,568	14,970	10,122	2,852	11,295	77,807

Total	$134,340	$160,495	$124,280	$44,744	$32,683	$496,542

Allowance for Loan Losses

We consider the allowance for loan losses (AFLL) adequate to cover estimated probable loan losses relating to the loans outstanding as of each reporting period. However, the procedures and methods used in the determination of the allowance necessarily rely upon various judgments and assumptions about economic conditions and other factors affecting our loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Those agencies may require us to recognize adjustments to the allowance for loan losses based on their judgments about the information available to them at the time of their examinations. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings.

The following table summarizes the balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance that have been charged to expense.

Analysis of the Allowance for Loan Losses

	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of year—gross	$496,542	$567,631	$577,791	$538,836	$454,198

Average loans outstanding—gross	$537,524	$575,374	$562,095	$504,426	$431,579

Allowance for loan losses at beginning of year	$13,247	$9,725	$5,931	$4,083	$4,725

Loans charged off:
Real estate	9,022	8,211	7,032	381	433
Installment loans	20	21	18	64	43
Credit cards and related plans	294	44	19	—	—
Commercial and all other loans	622	1,469	497	253	161

Total charge-offs	9,958	9,745	7,566	698	637

Recoveries of loans previously charged off:
Real estate	65	130	72	1	—
Installment loans	5	7	3	4	18
Credit cards and related plans	3	1	4	9	—
Commercial and all other loans	247	149	181	82	76

Total recoveries	320	287	260	96	94

Net charge-offs	9,638	9,458	7,306	602	543
Provision for loan losses	8,483	12,980	11,100	2,450	(99)

Allowance for loan losses at end of year	$12,092	$13,247	$9,725	$5,931	$4,083

Ratios:
Net charge-offs during year to average loans outstanding	1.79%	1.64%	1.30%	0.12%	0.13%
Allowance for loan losses to loans at year end	2.44	2.33	1.68	1.10	0.90
Allowance for loan losses to nonperforming loans	47	60	66	59	877

At December 31, 2011, our AFLLas a percentage of loans was 2.44%, up from 2.33% at December 31, 2010. The increase was mainly due to increases in the portion of the allowance determined through general qualitative and quantitative internal and external factors. Also, the increase reflects the recognition of additional loans identified as being impaired. For additional discussion on the AFLL refer to Note 4 of our consolidated financial statements.

In evaluating the AFLL, the Company prepares an analysis of its current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

A portion of the Bank’s AFLL is not allocated to any specific category of loans. This general portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the portion determined through general qualitative and quantitative internal and external factors, the general portion may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. While the Company believes that our management uses the best information available to determine the AFLL, unforeseen market conditions could result in adjustments to the AFLL, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Unsecured loans are charged-off in full against the Company’s AFLL as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy. Secured loans are considered uncollectible when the liquidation of collateral is deemed to be the most likely source of repayment. Once secured loans reach 90 days past due, they are placed into non-accrual status. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal. Included in the write-down is the estimated expense to liquidate the property and typically an additional allowance for the foreclosure discount.

Net charge-offs totalled $9.6 million for 2011 representing an increase of $180 thousand and $2.3 million when compared to 2010 and 2009, respectively. Net charge-offs from real estate secured loans were $9.0 million, $8.1 million and $7.0 million for 2011, 2010 and 2009, respectively. Asset quality remains a top priority of the Bank. For the year ending December 31, 2011, net loan charge-offs were 1.79% of average loans compared to 1.64% for the year ending December 31, 2010. The increase in the AFLL to loans to 2.44% at December 31, 2011 from 2.33% at December 31, 2010 was mainly due to increases in the portion of the allowance determined through general qualitative and quantitative internal and external factors.

Construction, land and development (“CLD”) loans make up 13.5% of the Bank’s loan portfolio. The local construction industry has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
	Balance	% of Total	Balance	% of Total
	Dollars in thousands
Balances at December 31, 2011	$67,127	13.5%	$429,415	86.5%	$496,542
Impaired loans	10,074	32.2%	21,215	67.8%	31,289
Allocated Reserves	3,655	42.6%	4,933	57.4%	8,588
YTD Net Charge-offs	5,140	53.3%	4,498	46.7%	9,638
Nonperforming loans (NPL)	8,757	34.2%	16,813	65.8%	25,570
NPL as % of loans	13.0%		3.9%		5.1%

While balances of CLD loans make up 13.5% of the Bank’s loan portfolio, they represent 32.2% and 53.3% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 34.2% of the Bank’s nonperforming loans and 42.6% of the Bank’s allocated allowance for loan loss is reserved for CLD loans.

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses and percent of our total loans represented by the loans in each loan category for each of the years presented.

Allocation of the Allowance for Loan Losses

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate	$7,828	82.7%	$10,653	80.1%	$7,572	79.8%	$4,762	80.1%	$2,642	74.7%
Installment loans	46	1.3	12	0.7	23	0.8	25	0.9	73	1.3
Credit cards and related plans	18	0.3	21	0.4	13	0.4	16	0.4	38	0.4
Commercial and all other loans	696	15.7	1,039	18.8	708	19.0	507	18.6	773	23.6

Total allocated	8,588	100.0%	11,725	100.0%	8,316	100.0%	5,310	100.0%	3,526	100.0%
Unallocated[1]	3,504		1,522		1,409		621		557

Total	$12,092		$13,247		$9,725		$5,931		$4,083

1.	Beginning in 2009 unallocated reserve was reflected in our homogenous pool estimates based on general qualitative and quantitative internal and external factors.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At December 31, 2011, we had loans totaling $31.3 million (which includes $24.7 million in nonperforming loans) which were considered to be impaired compared to $26.3 million at December 31, 2010. Loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans may include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on current independent appraisal.

The following table sets forth the number and volume of loans net of previous charge-offs considered impaired and their associated reserve allocation, if any, at December 31, 2011. Twenty-four non-accrual loans with a total balance of $745 thousand and three restructured loans with a balance of $114 thousand were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	39	$15.2	$0.3
Restructured loans(1)	17	9.5	1.5

Total nonperforming loans	56	$24.7	$1.8

Other impaired loans with allocated reserves	11	4.9	0.7
Impaired loans without allocated reserves	6	1.7	—

Total impaired loans	73	$31.3	$2.5

(1)	Restructured loans include loans restructured and still accruing.

Nonperforming Assets and Past Due Loans

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

Nonperforming Assets and Past Due Loans

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans	$15,973	$15,896	$13,343	$9,957	$393
Loans past due 90 days or more days still accruing	—	—	—	—	—
Restructured loans	9,596	6,193	1,353	24	73
Other real estate owned & repossessions	6,573	4,536	5,443	3,724	66
Other nonperforming assets(1)	1,427	—	—	—	—

Total	$33,569	$26,625	$20,139	$13,705	$532

(1)	The other nonperforming asset of $1.4 million represents the movement of a foreclosed participation loan into a separate LLC for liability purposes. It is a single purpose LLC set up specifically by the lending group to handle the disposition of the property. Proper approvals for this arrangement had to be obtained in advance from the NC Commissioner of Banks.

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

At December 31, 2011 and 2010, nonperforming assets were approximately 3.64% and 2.89%, respectively, of total assets outstanding at such dates. The general downturn in the overall economy has contributed to the overall increase in nonperforming assets reflected at year end. The impact of our impaired loans at December 31, 2011 on our interest income was approximately $0.9 million, as we would have accrued $1.6 million in interest income versus the $0.7 million recognized.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We also have contractual cash obligations and commitments, including certificates of deposit, other borrowings, operating leases and loan commitments. The following tables set forth our commercial commitments and contractual payment obligations as of December 31, 2011.

	000000	000000	000000	000000	000000
	Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Loan commitments and lines of credit	$92,336	$53,990	$8,148	$5,552	$24,646
Standby letters of credit	1,534	1,500	34	—	—

Total commercial commitments	$93,870	$55,490	$8,182	$5,552	$24,646

	Amount of Payments Due per Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Short-term borrowings	$11,679	$11,679	$—	$—	$—
Long-term borrowings	25,500	—	15,500	10,000	—
Operating leases	1,916	531	864	402	119
Deposits	797,645	670,714	56,935	69,996	—

Total contractual obligations	$836,740	$682,924	$73,299	$80,398	$119

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

Our investment securities totaled $339.5 million at December 31, 2011, $273.2 million at December 31, 2010, and $239.3 million at December 31, 2009. The investment portfolio increased $66.3 million or 24.2% from December 31, 2010 to December 31, 2011. The investment portfolio increased $33.9 million or 14.1% from December 31, 2009 when compared to December 31, 2010. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

The carrying values of investment securities held by us at the dates indicated are summarized as follows:

Investment Portfolio Composition

	December 31,
	2011	Percentage	2010	Percentage	2009	Percentage
	(Dollars in thousands)

Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$1,032	0.3%	$24,781	9.1%	$35,843	15.0%
Collaterized mortgage obligations	4,333	1.3	21,683	7.9	25,285	10.6
Corporate bonds	30,771	9.1	28,527	10.4	5,860	2.5
Mortgage-backed securities	127,959	37.7	128,407	47.0	92,851	38.8
SBA-backed securities	146,637	43.2	56,853	20.8	32,665	13.6
Municipal securities	28,718	8.4	12,978	4.8	46,022	19.2
Equity securities	—	—	—	—	806	0.3

Total investments	$339,450	100.0%	$273,229	100.0%	$239,332	100.0%

The following table shows maturities of the carrying values and the weighted-average yields of investment securities held by us at December 31, 2011.

Investment Portfolio Maturity Schedule

	3 months or less	Over 3 months through 1 year	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total/ Yield
	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield	Amount/ Yield
	(Dollars in thousands)

Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$—	$—	$28	$1,004	$—	$1,032
	—%	—%	3.25%	2.00%	—%	2.00%
Collaterized mortgage obligations(1)	134	161	4,038	—	—	4,333
	0.91	4.15	1.84	—	—	1.89
Corporate bonds	—	—	13,081	17,690	—	30,771
	—	—	3.40	4.34	—	3.96
Mortgage-backed securities(1)	—	—	82,426	40,438	5,095	127,959
	—	—	2.06	2.16	3.39	2.14
SBA-backed	—	—	—	3,007	143,630	146,637
	—	—	—	1.77	2.74	2.72
Municipal securities(2)	100	151	1,034	12,083	15,350	28,718
	7.76	7.08	5.52	4.06	4.56	4.41

Total investments	$234	$312	$100,607	$74,222	$164,075	$339,450

	3.84%	5.58%	2.26%	3.00%	2.92%	2.75%

(1)	Mortgage-backed securities (MBS) and collaterized mortgage obligations (CMO) maturities are based on the average life at the projected prepayment assumptions. All other bond maturities are based on maturity date.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%.

The weighted average yields shown are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 2011, the market value of the investment portfolio was approximately $765 thousand above its book value, which is primarily the result of lower market interest rates compared to the interest rates on the investments in the portfolio.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All but two securities held are traded in liquid markets. As of December 31, 2011, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of December 31, 2011 the amortized cost and market value of the securities from each issuer were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$78,554	$79,386
Federal Home Loan Mortgage Corporation	35,460	35,699
Goldman Sachs Group	7,368	6,984
Government National Mortgage Association	16,935	17,206
Morgan Stanley	7,456	6,710
Small Business Administration	146,195	146,637

At December 31, 2011, we held $11.8 million in bank owned life insurance, compared to $9.0 million at December 31, 2010.

Deposits

Deposits increased to $797.6 million at December 31, 2011, an increase of 1.5% compared to deposits of $785.9 million at December 31, 2010. Non-interest-bearing deposits increased $30.8 million from year-end 2010 to year-end 2011, while total interest-bearing deposits decreased $19.1 million over the same period, primarily as a result of a decrease in time deposits. Time deposits, including wholesale time deposits, decreased $51.8 million year over year. Time deposits of less than $100,000 decreased $71.3 million and time deposits of $100,000 or more increased $19.5 million. We believe that we can improve our core deposit funding by improving our branch network and providing more convenient opportunities for customers to bank with us. We anticipate that our deposits will continue to increase throughout 2012.

Total deposits increased to $785.9 million, up 4.1% as of December 31, 2010 compared to deposits of $754.7 million at December 31, 2009. Non-interest-bearing deposits increased $11.4 million from year-end 2009 to year-end 2010, while total interest-bearing deposits increased $19.8 million over the same period, primarily as a result of an increase in interest- bearing demand deposits. During 2010, we experienced a 150% increase of public funds interest-bearing demand deposits as municipalities desiring to maintain more liquidity moved monies from lower rate certificates of deposits into highly liquid money market accounts at favorable interest rates. Time deposits, including wholesale time deposits, decreased $111.6 million year over year. Time deposits of less than $100,000 decreased $6.1 million and time deposits of $100,000 or more decreased $105.5 million.

The average balance of deposits and interest rates thereon for the years ended December 31, 2011, 2010, and 2009 are summarized below.

Average Deposits

	Year ended December 31,
	2011		2010		2009
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$257,903	0.77%	$202,951	0.75%	$112,971	0.74%
Savings deposits	42,277	0.73	22,795	0.40	18,429	0.25
Time deposits	380,396	1.82	455,174	2.06	476,480	2.54

Total interest-bearing deposits	680,576	1.35	680,920	1.62	607,880	2.13
Non-interest-bearing deposits	115,847		102,039		90,732

Total deposits	$796,423	1.16%	$782,959	1.41%	$698,612	1.85%

For the years ended December 31, 2011, 2010 and 2009, our average non-interest-bearing deposits have been approximately 14.5%, 13.0% and 13.0%, respectively, of our average total deposits. At year-end 2011 and 2010, we had approximately $42.1 million and $77.9 million, respectively, in these types of deposits, most of which have a maturity of two years or less.

As of December 31, 2011, we held approximately $95.8 million in time deposits of $100,000 or more of individuals, local governments or municipal entities and $16.6 million of wholesale deposits of $100,000 or more. Non-wholesale time deposits less than $100,000 were approximately $171.3 million at December 31, 2011. The following table is a maturity schedule of our time deposits as of December 31, 2011.

Time Deposit Maturity Schedule

	3 months or less	Over 3-6 months	Over 6-12 months	Over 12 months	Total
	(Dollars in thousands)
Non-wholesale time certificates of deposit of less than $100,000	$50,958	$21,609	$31,022	$67,686	$171,275
Non-wholesale time certificates of deposit of $100,000 or more	24,250	16,794	23,020	31,707	95,771
Wholesale time certificates of deposit of less than $100,000	14,000	10,502	3,538	24,585	52,625
Wholesale time certificates of deposit of $100,000 or more	—	3,731	9,922	2,953	16,606

Total time deposits	$89,208	$52,636	$67,502	$126,931	$336,277

Borrowings

Short-term borrowings include sweep accounts and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less. Our short-term borrowings totaled $11.7 million on December 31, 2011, compared to $11.5 million on December 31, 2010, an increase of approximately $170 thousand. Our short-term advances from FHLB increased $1.0 million while sweep accounts decreased $830 thousand from December 31, 2010 to December 31, 2011. For additional discussion concerning borrowings refer to Note 7 of our consolidated financial statements.

The following table details the maturities and rates of our borrowings from the FHLB, as of December 31, 2011.

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

Total Borrowings: $ 34,500        Composite rate: 2.34%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowings from the FHLB totaled $25.5 million on December 31, 2011, compared to $34.5 million long-term FHLB advances on December 31, 2010.

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

Consistent with our general approach to liquidity management, loans and other assets of the Bank are funded primarily using a core of local deposits, proceeds from retail repurchase agreements and excess Bank capital. During 2011 the Bank relied more heavily on saving deposits, non-interest-bearing demand deposits and interest bearing demand deposits to meet our liquidity needs. Savings deposits, non-interest bearing demand deposits and interest bearing demand deposits increased $25.6 million, $30.8 million and $7.1 million, respectively, from December 31, 2010 to December 31, 2011. The Bank reduced its reliance on time deposits as these deposits decreased $51.8 million from December 31, 2010 to December 31, 2011. The Bank intends to continue to focus on increasing core deposits.

We are a member of the FHLB of Atlanta. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $184.3 million, $184.0 million and $177.7 million of advances from the FHLB at December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, we had outstanding FHLB advances totaling $34.5 million compared to $42.5 million and $41.0 million at December 31, 2010 and 2009, respectively.

As a requirement for membership, we invest in stock of the FHLB of Atlanta in the amount of 1.0% of our outstanding residential loans or 5.0% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At December 31, 2011, we owned 34,558 shares of the FHLB’s $100 par value capital stock, compared to 45,708 and 51,160 shares at December 31, 2010 and 2009, respectively. No ready market exists for FHLB of Atlanta stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $36.0 million available to us at December 31, 2011 under which we can borrow funds to meet short-term liquidity needs. At December 31, 2011, we did not have any advances under these federal funds lines. We also have the ability to borrow from the Federal Reserve Discount Window by pledging certain types of collateral. Another source of funding available is loan participations sold to other commercial banks (in which we retain the servicing rights). As of December 31, 2011, we did not have any loan participations sold. We believe that our liquidity sources are adequate to meet our operating needs.

Capital Resources and Shareholders’ Equity

As of December 31, 2011, our total shareholders’ equity was $80.4 million (consisting of common shareholders’ equity of $63.0 million and preferred stock of $17.4 million) compared with total shareholders’ equity of $80.9 million as of December 31, 2010 (consisting of common shareholders’ equity of $63.6 million and preferred stock of $17.3 million).

Common shareholders’ equity decreased by approximately $617 thousand to $63.0 million at December 31, 2011 from $63.6 million at December 31, 2010. We had a net loss of $1.0 million, experienced an increase in net unrealized gains on available-for-sale securities of $2.1 million, and recognized a decrease of $113 thousand related to post retirement benefit plan and stock based compensation of $21 thousand on incentive stock awards. In 2011 we declared cash dividends of $541 thousand on our common shares or $0.19 per share, and dividends of $897 thousand on preferred shares.

Common shareholders’ equity decreased by approximately $3.7 million to $63.6 million at December 31, 2010 from $67.3 million at December 31, 2009. We experienced net income in 2010 of $0.9 million and recognized stock compensation of $36 thousand on stock options. We had a decrease in net unrealized gains on available-for-sale securities of $2.7 million. During 2010, we declared cash dividends of $798 thousand on our common shares, or $0.28 per share, and dividends of $897 thousand on preferred shares.

The following table presents information concerning capital required of us and our actual capital ratios.

	To be well capitalized under prompt corrective action provisions	Minimum required for capital adequacy purposes	Our Ratio	Bank’s Ratio
	Ratio	Ratio
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00	≥4.00	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥10.00	≥8.00	13.85	13.85
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥3.00%	8.66%	8.66%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00	≥4.00	12.08	12.08
Total Capital (to Risk Weighted Assets)	≥10.00	≥8.00	13.34	13.34

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

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)

Summary of Operations

Income Statement Data:
Interest income	$8,818	$9,189	$9,632	$9,438	$9,840	$9,982	$9,965	$10,020
Interest expense	2,283	2,566	2,587	2,670	2,926	3,005	2,932	3,025
Net interest income	6,535	6,623	7,045	6,768	6,914	6,977	7,033	6,995
Provision for loan losses	2,252	1,028	1,273	3,930	4,337	3,863	1,780	3,000
Net interest income after provision	4,283	5,595	5,772	2,838	2,577	3,114	5,253	3,995
Non-interest income	2,262	2,568	2,539	1,431	3,661	3,800	1,866	2,668
Non-interest expense	9,416	7,539	6,657	6,244	8,307	6,379	5,916	6,238
Income (loss) before income taxes	(2,871)	624	1,654	(1,975)	(2,069)	535	1,203	425
Income taxes	(1,259)	97	509	(891)	(945)	(5)	246	(62)
Net income(loss)	(1,612)	527	1,145	(1,084)	(1,124)	540	957	487
Preferred stock dividend & accretion of discount	266	267	265	265	266	267	265	265
Net income (loss) available to common shareholders	(1,878)	260	880	(1,349)	(1,390)	273	692	222

Per Share Data and Shares Outstanding:
Net income (loss)—basic	$(0.66)	$0.09	$0.31	$(0.47)	$(0.49)	$0.10	$0.24	$0.08
Net income (loss)—diluted	(0.66)	0.09	0.31	(0.47)	(0.49)	0.10	0.24	0.08
Cash dividends	0.0500	0.0000	0.0700	0.0700	0.0700	0.0700	0.0700	0.0700
Book value at period end	22.10	23.10	22.79	21.71	22.32	24.70	24.46	23.56
Shares outstanding at period end	2,849,841	2,849,841	2,849,841	2,849,841	2,849,841	2,849,841	2,849,841	2,849,841

Balance Sheet Data:
Total assets	$921,277	$923,695	$941,463	$916,571	$919,869	$932,209	$921,840	$897,754
Investments	339,450	327,066	298,116	304,975	273,229	263,946	268,064	197,520
Loans	496,542	521,626	542,687	546,641	567,631	575,003	570,174	577,964
Interest-earning assets	848,682	858,914	880,814	856,840	858,002	877,540	862,410	841,344
Deposits	797,645	796,609	812,774	786,754	785,941	790,592	792,454	772,927
Long-term obligations	25,500	25,500	27,500	27,500	34,500	34,500	14,500	14,500
Shareholders’ equity	80,443	83,248	82,320	79,213	80,894	87,632	86,918	84,292

Selected Performance Ratios:
Rate of return (annualized) on:
Total assets	(0.70)%	0.22%	0.49%	(0.48)%	(0.48)%	0.23%	0.43%	0.22%
Shareholders’ equity	(7.85)	2.56	5.71	(5.38)	(5.15)	2.44	4.48	2.28
Dividend payout ratio	(7.58)	—	22.58	(14.89)	(14.29)	70.00	29.17	87.50

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in Item 1A under the heading “Risk Factors” and in other documents filed by us with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, (a) pressures on the our earnings, capital and liquidity resulting from current and future conditions in the credit and equity markets, (b) continued or unexpected increases in credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets; (h) weather and similar conditions, particularly the effect of hurricanes on our banking and operations facilities and on our customers and the communities in which we do business; and (i) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements in this Report are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 under the caption “Market Risk.”

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

ECB Bancorp, Inc.

Engelhard, North Carolina

We have audited the accompanying consolidated balance sheets of ECB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECB Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECB Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2012 expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Greenville, North Carolina

March 30, 2012

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Dollars in thousands, except per share data)

	2011	2010
ASSETS
Non-interest bearing deposits and cash	$18,363	$11,731
Interest-bearing deposits	63	20
Overnight investments	6,305	8,415

Total cash and cash equivalents	24,731	20,166

Investment securities available-for-sale, at fair value (cost of $338,685 and $275,883 at December 31, 2011 and 2010, respectively)	339,450	273,229
Loans held for sale	2,866	4,136
Loans	496,542	567,631
Allowance for loan losses	(12,092)	(13,247)

Loans, net	484,450	554,384

Real estate and repossessions acquired in settlement of loans, net	6,573	4,536
Federal Home Loan Bank common stock, at cost	3,456	4,571
Bank premises and equipment, net	26,289	26,636
Accrued interest receivable	5,308	5,243
Bank owned life insurance	11,778	8,954
Other assets	16,376	18,014

Total	$921,277	$919,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand, non-interest-bearing	$135,732	$104,932
Demand, interest-bearing	270,119	262,977
Savings	55,517	29,938
Time	336,277	388,094

Total deposits	797,645	785,941

Accrued interest payable	519	631
Short-term borrowings	11,679	11,509
Long-term obligations	25,500	34,500
Other liabilities	5,491	6,394

Total liabilities	840,834	838,975

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred stock, Series A	17,454	17,288
Common stock, par value $3.50 per share	9,974	9,974
Capital surplus	25,873	25,852
Warrant	878	878
Retained earnings	25,926	28,554
Accumulated other comprehensive income (loss)	338	(1,652)

Total shareholders’ equity	80,443	80,894

Total	$921,277	$919,869

Common shares outstanding	2,849,841	2,849,841
Common shares authorized	50,000,000	10,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000
Non-voting common shares authorized	2,000,000	—

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$28,652	$30,745	$30,595
Interest on investment securities:
Interest exempt from federal income taxes	485	1,541	1,406
Taxable interest income	7,862	7,464	8,774
Dividend income	34	44	127
Other interest	44	13	3

Total interest income	37,077	39,807	40,905

INTEREST EXPENSE
Deposits
Demand accounts	1,973	1,527	833
Savings	310	91	46
Time	6,925	9,392	12,079
Short-term borrowings	284	241	462
Long-term obligations	614	637	707
Other interest expense	—	—	30

Total interest expense	10,106	11,888	14,157

Net interest income	26,971	27,919	26,748
Provision for loan losses	8,483	12,980	11,100

Net interest income after provision for loan losses	18,488	14,939	15,648

NON-INTEREST INCOME
Service charges on deposit accounts	3,262	3,418	3,652
Other service charges and fees	1,225	1,419	1,160
Mortgage origination fees	1,300	1,283	950
Net gain on sale of securities	2,631	5,508	2,565
Income from bank owned life insurance	324	297	310
Other operating income	58	70	12

Total non-interest income	8,800	11,995	8,649

NON-INTEREST EXPENSE
Salaries	10,869	9,832	8,287
Retirement and other employee benefits	2,814	2,924	2,488
Occupancy	2,041	1,876	1,832
Equipment	2,173	2,160	1,763
Professional fees	1,386	936	832
Supplies	238	221	216
Communications/Data lines	710	663	642
FDIC insurance	941	1,445	1,689
Other outside services	602	528	470
Net cost of real estate and repossessions acquired in settlement of loans	1,438	1,104	1,345
Data processing and related expenses	1,062	295	304
Securities purchase agreement termination fees	1,686	—	—
Contract early termination fees	—	1,141	—
Other operating expenses	3,896	3,715	3,284

Total non-interest expense	29,856	26,840	23,152

(Loss) income before income taxes	(2,568)	94	1,145
Income tax (benefit)	(1,544)	(766)	(357)

Net income (loss)	(1,024)	860	1,502

Preferred stock dividends	897	897	853
Accretion of discount	166	166	150

Income (loss) available to common shareholders	$(2,087)	$(203)	$499

Net income (loss) per share—basic	$(0.73)	$(0.07)	$0.18

Net income (loss) per share—diluted	$(0.73)	$(0.07)	$0.18

Weighted average shares outstanding—basic	2,849,841	2,849,594	2,884,950

Weighted average shares outstanding—diluted	2,849,841	2,849,594	2,845,966

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except per share data)

	Preferred Stock	Common stock		Common Stock warrant	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss)	Comprehensive income (loss)	Total
		Number	Amount
BALANCE—December 31, 2008	$—	2,844,489	$9,956	$—	$25,707	$31,026	$1,254		$67,943
Unrealized loss, net of income tax benefit of $128	—	—	—	—	—	—	(205)	$(205)	(205)
Net income	—	—	—	—	—	1,502	—	1,502	1,502

Total comprehensive income								$1,297

Issuance of preferred stock in connection with Capital Purchase Program, net of discount on preferred stock	17,067	—	—	—	—	—	—		17,067
Issuance of common stock warrant in connection with Capital Purchase Program	—	—	—	882	—	—	—		882
Cost associated with issuance of preferred stock and common warrant	(95)	—	—	(4)	—	—	—		(99)
Stock based compensation	—	—	—	—	61	—	—		61
Stock options exercised	—	1,892	7	—	16	—	—		23
Issuance of restricted stock	—	1,500	5		19	—	—		24
Preferred stock accretion	150	—	—	—	—	(150)	—
Cash dividends on preferred stock	—	—	—	—	—	(745)	—		(745)
Cash dividends ($ .73 per share)	—	—	—	—	—	(2,078)	—		(2,078)

BALANCE—December 31, 2009	17,122	2,847,881	9,968	878	25,803	29,555	1,049		84,375
Unrealized loss, net of income tax benefit of $1,691	—	—	—	—	—	—	(2,701)	$(2,701)	(2,701)
Net income	—	—	—	—	—	860	—	860	860

Total comprehensive loss								$(1,841)

Stock based compensation	—	—	—	—	36	—	—		36
Stock options exercised	—	1,960	6	—	13	—	—		19
Preferred stock accretion	166					(166)	—
Cash dividends on preferred stock	—	—	—	—	—	(897)	—		(897)
Cash dividends ($ .28 per share)	—	—	—	—	—	(798)	—		(798)

BALANCE—December 31, 2010	17,288	2,849,841	9,974	878	25,852	28,554	(1,652)		80,894
Unrealized gain, net of income tax expense of $1,316	—	—	—	—	—	—	2,103	$2,103	2,103
Post-retirement health insurance benefit adjustment, net of income tax benefit of $42	—	—	—	—	—	—	(113)	(113)	(113)
Net loss	—	—	—	—	—	(1,024)	—	(1,024)	(1,024)

Total comprehensive income			—					$966

Stock based compensation	—	—	—	—	21	—	—		21
Preferred stock accretion	166	—		—	—	(166)	—
Cash dividends on preferred stock	—	—	—	—	—	(897)	—		(897)
Cash dividends ($ .19 per share)	—	—	—	—	—	(541)	—		(541)

BALANCE—December 31, 2011	$17,454	2,849,841	$9,974	$878	$25,873	$25,926	$338		$80,443

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,024)	$860	$1,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,435	1,365	1,351
Amortization of premium on investment securities, net	3,372	2,084	940
Provision for loan losses	8,483	12,980	11,100
Deferred income taxes	(596)	(1,732)	(3,918)
Gain on sale of securities	(2,631)	(5,508)	(2,565)
Stock based compensation	21	36	85
Impairment of real estate and repossessions acquired in settlement of loans	875	366	1,034
Loss on sale of real estate and repossessions acquired in settlement of loans	363	638	122
Loss on disposal of premises and equipment	—	11	15
Increase in accrued interest receivable	(65)	(276)	(304)
Income from bank owned life insurance	(324)	(297)	(310)
Origination of loans held for sale	(53,778)	(35,452)	—
Proceeds from sale of loans held for sale	55,048	31,316	—
(Increase) decrease in other assets	805	(342)	(3,973)
Decrease in accrued interest payable	(112)	(490)	(1,768)
(Decrease) increase in other liabilities	(903)	2,130	(13)

Net cash provided by operating activities	10,969	7,689	3,298

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities classified as available-for-sale	147,698	191,192	120,310
Proceeds from maturities of investment securities classified as available-for-sale	51,050	55,657	55,613
Purchases of investment securities classified as available-for-sale	(262,291)	(281,964)	(227,680)
Redemption (purchase) of Federal Home Loan Bank common stock	1,115	545	(1,257)
Proceeds from disposal of premises and equipment	—	—	12
Purchases of premises and equipment	(1,088)	(2,285)	(970)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans	3,266	2,775	2,801
Purchase of bank owned life insurance	(2,500)	—	—
Net loan repayments (originations)	54,910	(2,568)	(51,937)

Net cash used in investing activities	(7,840)	(36,648)	(103,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,704	31,211	125,578
Net increase (decrease) in borrowings	(8,830)	2,099	(39,806)
Dividends paid to common shareholders	(541)	(1,118)	(2,078)
Dividends paid on preferred stock	(897)	(897)	(745)
Net proceeds from stock options exercised	—	19	23
Net proceeds from issuance of preferred stock and warrant to purchase common stock	—	—	17,850

Net cash provided by financing activities	1,436	31,314	100,822

Increase in cash and cash equivalents	4,565	2,355	1,012
Cash and cash equivalents at beginning of year	20,166	17,811	16,799

Cash and cash equivalents at end of year	$24,731	$20,166	$17,811

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Unrealized gains on available-for-sale securities, net of deferred taxes	$2,103	$(2,702)	$(205)

Post-retirement health insurance benefit adjustment, net of deferred taxes	$(113)	$—	$—
Transfer from long-term to short-term borrowings	$9,000	$6,500	$5,000

Cash dividends declared but not paid	$—	$199	$520

Transfer from investments to other assets	$—	$250	$—

Transfer from loans to real estate and repossessions acquired in settlement of loans	$6,541	$3,270	$5,676

Transfer from real estate and repossessions acquired in settlement of loans to bank premises and equipment	$—	$398	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,218	$12,378	$15,925

Taxes paid	$20	$1,792	$3,455

See accompanying Notes to Consolidated Financial Statements.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, real estate and repossessions acquired in settlement of loans, net and the valuation of the deferred tax asset.

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

DECEMBER 31, 2011 and 2010

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

Troubled debt restructurings (“TDRs”) are loans in which the borrower is experiencing financial difficulty at the time of restructure, and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date, reductions in the original contractual interest rate and forgiveness of principal. The Company measures the impairment loss of a TDR using the methodology for individually impaired loans. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower.

(G)    Loans Held for Sale

Loans held for sale represent residential real estate loans originated by the mortgage department. Generally, commitments to sell these loans are made after the intent to proceed with mortgage applications are initiated with borrowers, and all necessary components of the loan are approved according to secondary market underwriting by the investor that purchases the loan. Loans held for sale are recorded at fair value when loans are originated and subsequently measured at the lower of cost or fair value. The Company is exposed to certain risks relating to its ongoing mortgage origination business. The Company enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments are based on current secondary market pricing and included on the balance sheet in other assets and on the income statement in gain on sale of mortgages. The balance of forward loan sales commitments is deemed insignificant. The gains and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the consolidated results of operations.

(H)    Allowance for Loan Losses

The allowance for loan losses (AFLL) is established through provisions for losses charged against income. Loan amounts deemed to be uncollectible are charged against the AFLL, and subsequent recoveries, if any, are credited to the

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

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

A portion of the Bank’s AFLL is not allocated to any specific category of loans. This general portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the portion determined through general qualitative and quantitative internal and external factors, the general portion may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current and expected economic conditions and geographic conditions. While the Company believes that our management uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the AFLL, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Because these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Unsecured loans are charged-off in full against the Company’s AFLL as soon as the loan becomes uncollectible. Unsecured loans are considered uncollectible when no regularly scheduled monthly payment has been made within three months, the loan matured over 90 days ago and has not been renewed or extended or the borrower files for bankruptcy.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

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

(J)    Membership/Investment in Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership, along with a signed blanket collateral agreement, provided the Company with the ability to draw $184.3 million and $184.0 million of advances from the FHLB at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had outstanding advances totaling $34.5 million and $42.5 million, respectively, from the FHLB.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2011 and 2010, the Company owned 34,558 and 45,708 shares, respectively, of the FHLB’s $100 par value capital stock. No ready market exists for such stock, which is carried at cost. Due to the redemption provisions of the FHLB, cost approximates market value.

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

(M)    Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $25.5 million on December 31, 2011, compared to $34.5 million long-term FHLB advances on December 31, 2010.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

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

(Q)    Shares Outstanding and Net Income Per Share

A special meeting of the stockholders of the Company was held on October 12, 2011 at which the stockholders approved amending the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s common stock from 10,000,000 to 50,000,000 and to authorize 2,000,000 shares of a new class of mandatorily convertible non-voting common stock.

Basic net income per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of basic net income per share, unvested restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no affect on diluted weighted-average shares outstanding for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

In computing diluted net income per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted-average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted-average shares outstanding did not increase for 2011 or 2010 due to the Company’s reported net losses, and increased 1 thousand shares for 2009 due to the dilutive impact of options. As of December 31, 2011, 2010 and 2009 the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share for the period because its exercise price exceeded the average market price of the Company’s stock for the periods.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share.

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net loss per share	$(2,087)	2,850	$(0.73)

Effect of dilutive securities	—	—

Diluted net loss per share	$(2,087)	2,850	$(0.73)

At December 31, 2011, there were 29 thousand options outstanding and a warrant covering 145 thousand shares which would have had an anti-dilutive affect on the loss per share.

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Amounts in thousands, except per share data)
Basic net income per share	$(203)	2,850	$(0.07)

Effect of dilutive securities	—	—

Diluted net income per share	$(203)	2,850	$(0.07)

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

(R)    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of other comprehensive income (loss) included in comprehensive income for the periods presented are as follows:

	2011	2010	2009
	(Dollars in thousands)
Unrealized gains arising during the period	$6,050	$1,116	$2,232
Tax expense	(2,329)	(430)	(860)
Reclassification to realized gains	(2,631)	(5,508)	(2,565)
Tax expense	1,013	2,121	988
Defined benefit pension adjustment	(184)	—	—
Tax benefit	71	—	—

Other comprehensive income (loss)	$1,990	$(2,701)	$(205)

(S)    New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 4.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the consolidated financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011 by ASU 2011-05. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(T)    Reclassification

Certain reclassifications have been made to the prior period’s consolidated financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

(U)    Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

Termination of Material Definitive Agreement.

On February 8, 2012, the Company, and FIE I LLC, an affiliate of PIMCO BRAVO Fund, L.P. , Patriot Financial Partners, L.P. , an affiliate of Endicott Management Company and three other institutional investors the “Investors”) mutually agreed to terminate their previously announced Securities Purchase Agreement, as amended and restated (the “Agreement”). As previously disclosed, the Company and each of the Investors had entered into the Agreement under which the Company would issue $79.7 million in Company common stock in a private placement offering at a price of $16.00 per share. Pursuant to the terms of the Agreement, the Company had also agreed to issue to the Investors warrants to purchase shares of either voting common stock or a new class of the Company’s mandatorily convertible non-voting common stock at a purchase price of $8.00 per share and in an amount equal to 25% of the number of shares of common stock each Investor would purchase in the Offering. The Agreement was terminated on February 8, 2012 because not all the required regulatory approvals necessary to complete the transaction had been received by all of the Investors as of the termination date.

Pursuant to the terms of the agreement, the Company had also agreed to reimburse the lead investors for certain out-of-pocket expenses such as legal fees, asset review fees and travel expense incurred during their due diligence process during 2011 of approximately $300 thousand dollars. In addition, pursuant to its engagement letter dated July 19, 2010 with its investment banking group, the Company agreed to reimburse out-of-pocket expenses such as legal fees, asset review fees and travel expense incurred on behalf of the Company in connection with the private placement that totaled approximately $425 thousand dollars. These reimbursable expenses are included in other liabilities on the balance sheet at December 31, 2011. The Bank incurred expense of approximately $965 thousand dollars related to the equity raise during 2011. As a result of the agreement termination, the Bank recorded a Securities Purchase Agreement termination expense of $1.7 million at December 31, 2011.

Termination of Material Definitive Agreement.

On March 14, 2012, the Bank and The Bank of Hampton Roads (“Hampton Roads”) mutually agreed to terminate their previously announced Purchase and Assumption Agreement dated as of July 14, 2011 (the “P & A Agreement”). As previously disclosed, pursuant to the terms of the P & A Agreement, the Bank had agreed to purchase all deposits and selected assets associated with seven Gateway Bank branches in North Carolina.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The termination of the P & A Agreement was a direct result of the Company’s termination of the Securities Purchase Agreement. Pursuant to the terms of the Securities Purchase Agreement, the Company had agreed to issue $79.7 million in Company common stock to the investors in a private placement offering. The Company had planned to consummate the transaction contemplated by the P & A Agreement with a portion of the capital raised in the private placement offering.

2.    INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds	$1,003	$29	$—	$1,032
Obligations of states and political subdivisions	27,855	863	—	28,718
Mortgage-backed securities	130,949	1,460	(117)	132,292
SBA-backed securities	146,195	774	(332)	146,637
Corporate bonds	32,683	88	(2,000)	30,771

	$338,685	$3,214	$(2,449)	$339,450

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds	$25,466	$183	$(868)	$24,781
Obligations of states and political subdivisions	12,818	240	(80)	12,978
Mortgage-backed securities	150,850	837	(1,597)	150,090
SBA-backed securities	57,362	258	(767)	56,853
Corporate bonds	29,387	77	(937)	28,527

	$275,883	$1,595	$(4,249)	$273,229

Gross realized gains and losses on sales of securities for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(Dollars in thousands)
Gross realized gains	$2,795	$5,943	$2,579
Gross realized losses	(164)	(435)	(14)

Net realized (losses) gains	$2,631	$5,508	$2,565

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

Impairment of Certain Investments in Debt and Equity Securities. The following tables set forth the amount of unrealized losses at December 31, 2011 and 2010 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer.

December 31, 2011

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities	$25,011	$81	$2,880	$36	$27,891	$117
SBA-backed securities	62,543	332	—	—	62,543	332
Corporate bonds	11,824	485	13,755	1,515	25,579	2,000

Total	$99,378	$898	$16,635	$1,551	$116,013	$2,449

December 31, 2010

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds	$17,410	$868	$—	$—	$17,410	$868
Obligations of states and political subdivisions	3,548	80	—	—	3,548	80
Mortgage-backed securities	99,549	1,597	—	—	99,549	1,597
SBA-backed securities	31,963	767	—	—	31,963	767
Corporate bonds	20,815	654	1,717	283	22,532	937

Total	$173,285	$3,966	$1,717	$283	$175,002	$4,249

As of December 31, 2011 and December 31, 2010, management concluded that the unrealized losses presented above, which consisted of fifty securities at December 31, 2011 and seventy-nine securities at December 31, 2010, are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent to hold these investments for a time necessary to recover their cost and it is not likely that the Bank would be required to sell prior to recovery. The fifty securities at December 31, 2011 were comprised of twelve mortgage-backed securities, twelve corporate bonds and twenty-six SBA-backed securities. The seventy-nine securities at December 31, 2010 were comprised of ten government-sponsored enterprises and FFCB bonds, nine obligations of states and political subdivisions, thirty-six mortgage-backed securities, nine corporate bonds and fifteen SBA-backed securities. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At December 31, 2011 and December 31, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $3.5 million and $4.6 million, respectively. The FHLB paid a dividend for the third quarter of 2011 with an annualized rate of 0.80%. The dividend rate was equal to the average three month LIBOR for the period of July 1, 2011 to September 30, 2011 plus 0.50%, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of December 31, 2011 or

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

December 31, 2010. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB of Atlanta stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2011 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$3	$28
Due in five through ten years	1,000	1,004
Obligations of states and political subdivisions:
Due in one year or less	250	252
Due in one through five years	961	1,033
Due in five through ten years	11,768	12,083
Due after ten years	14,876	15,350
Mortgage-backed securities:
Due in five through ten years	7,415	7,490
Due after ten years	123,534	124,802
SBA-backed securities:
Due in five through ten years	2,967	3,007
Due after ten years	143,228	143,630
Corporate bonds:
Due in one through five years	13,338	13,081
Due five through ten years	19,345	17,690

Total securities	$338,685	$339,450

Securities with an amortized cost of $197.6 million at December 31, 2011 are pledged as collateral. Of this total, amortized cost of $47.4 million and fair value of $48.0 million are pledged as collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

3.    LOANS

Loans at December 31, 2011 and 2010 classified by type are as follows:

	2011	2010
	(Dollars in thousands)
Real estate loans:
Construction and land development	$67,232	$90,267
Secured by farmland	29,947	26,694
Secured by residential properties	110,238	120,183
Secured by nonfarm, nonresidential properties	203,287	218,028
Consumer installment	6,485	4,096
Credit cards and related plans	1,660	2,261
Commercial and all other loans:
Commercial and industrial	45,649	60,242
Loans to finance agricultural production	21,524	28,217
All other loans	10,587	17,863

	496,609	567,851
Less deferred fees and costs, net	67	220

	$496,542	$567,631

Included in the above:
Nonaccrual loans	$15,973	$15,896
Restructured loans[1]	10,138	6,193

1.	Restructured loans includes loans restructured and still accruing. The Company is not committed to advance additional funds on restructured loans.

There were no loans outstanding that were past due ninety days or more that were still accruing at December 31, 2011 or December 31, 2010.

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

The following describe the risk characteristics relevant to each of the portfolio segments.

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

Construction and land development loans involve special risks because loan funds are advanced on the security of houses or other improvements that are under construction and are of uncertain value before construction is complete. For that reason, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

loan-to-value ratios. To reduce these risks, we generally limit loan amounts to 85% of the projected “as built” appraised values of our collateral on completion of construction. For larger projects, we include amounts for contingencies in our construction cost estimates. We generally require a qualified permanent financing commitment from an outside lender unless we have agreed to convert the construction loan to permanent financing ourselves.

Loans secured by farmland are made to agricultural customers for the purpose of acquisition or improvement of farmland. The loans are typically secured by land which is cultivated for primarily row- crop production and related interests, such as grain elevator facilities and farming operations buildings. Repayment of loans secured by farmland may depend on successful crop production or other farm related operations.

Residential loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years and provide for payments based on amortization schedules of less than twenty years. Loans with a maturity of more than five years or that is based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

Nonfarm and nonresidential loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Repayment of commercial real estate loans may depend on the successful operation of income producing properties, a business, or a real estate project and, therefore, may, to a greater extent than in the case of other loans, be subject to the risk of adverse conditions in the economy generally or in the real estate market in particular.

Consumer Installment Loans, Credit Cards and Related Plans. Our consumer installment loans consist primarily of loans for various consumer purposes, as well as the outstanding balances of non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. Consumer installment loans involve greater risks than other loans, particularly in the case of loans that are unsecured or secured by depreciating assets. When damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency may not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts is highly dependent on the continuing financial stability of our borrowers, and our collection of consumer installment loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.

Commercial and Industrial and Agricultural Loans. Our commercial and industrial loan and loans to finance agriculture includes loans to small- and medium-sized businesses and individuals for working capital, equipment purchases and various other business and agricultural purposes. These loans generally are secured by business assets, such as inventory, accounts receivable, equipment or similar assets, but they also may be made on an unsecured basis. Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

At December 31, 2011 and 2010, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $53.2 million and $55.5 million, respectively.

Loans with a book value of approximately $25.8 million at December 31, 2011 are pledged as eligible collateral for FHLB advances.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

4.    CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

During 2011, the following circumstances occurred which represent the primary factors contributing to changes in the AFLL:

•

The Company experienced a significant decline in the outstanding balance of construction and land development as well as commercial and industrial loans. Additionally, the overall risk grade of the remaining loans within these segments has improved. Given the significance of historical loss rates attributable to these loan segments, the declining loan balances and improved average risk grades had a substantial impact on our general reserves, effectively lowering them by approximately 41 basis points, or $1.9 million, as compared to prior year end.

•

During 2011, management also conducted an impairment migration study using the Bank’s historical data from the preceding two years. From this study we determined that our years to impairment AFLL model assumption should be reduced in all but two of our loan segments. Management also evaluated the AFLL model’s unallocated internal and external qualitative factor percentages during 2011. In doing so, we determined that certain internal controls of the credit function had strengthened, thereby resulting in specific internal factors which have been scored to ensure they were consistent with such improved Bank policies and procedures. We further determined that increases in certain internal and external factors were warranted, primarily as a result of continued suppressed market conditions and trends in portfolio key performance indicators. Overall, our net internal and external qualitative factors increased by approximately 47 basis points, or $2.1 million, as compared to the prior year end.

Management’s migration study was supplemented by an independent study of the allowance model. During 2011, the Bank also engaged an independent specialist to perform a loss migration analysis on the Bank’s loan portfolio in order to provide additional statistical data and validation for the Bank’s AFLL modeling process. That analysis provided the Bank with useful data regarding its loss migration history and mean level of loss history given our credit migration, and served as an independent validation of our overall allowance position at period end. Management and the Board of Directors have evaluated the impact of these AFLL model updates and determined that the allowance represents an amount necessary to absorb estimated probable losses in the loan portfolio.

An analysis of the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$13,247	$9,725	$5,931
Provision for loan losses	8,483	12,980	11,100
Recoveries	320	287	260
Loans charged off	(9,958)	(9,745)	(7,566)

Ending balance	$12,092	$13,247	$9,725

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The following table summarizes the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the years ending December 31, 2011 and December 31, 2010:

Allowance for Loan Losses

As of December 31, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative Portion	Total
	(Dollars in thousands)
Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247
Charge-offs	(5,150)	(—)	(1,985)	(1,887)	(20)	(294)	(385)	(—)	(237)	(—)	(9,958)
Recoveries	10	—	12	43	5	3	103	—	144	—	320
Provisions	2,627	(13)	941	2,577	49	288	(45)	97	(20)	1,982	8,483

Ending Balance	$3,655	$15	$2,418	$1,740	$46	$18	$555	$115	$26	$3,504	$12,092

Ending Balance
Individually evaluated for impairment	$637	$—	$480	$1,181	$—	$—	$165	$—	$—	$—	$2,463

Ending Balance
Collectively evaluated for impairment	$3,018	$15	$1,938	$559	$46	$18	$390	$115	$26	$3,504	$9,629

Loans
Ending Balance	$67,127	$29,890	$110,374	$203,063	$6,620	$1,661	$45,679	$21,539	$10,589	$—	$496,542

Ending Balance: individually evaluated for impairment	$10,074	$—	$5,514	$14,029	$—	$—	$561	$1,111	$—	$—	$31,289

Ending Balance: collectively evaluated for impairment	$57,053	$29,890	$104,860	$189,034	$6,620	$1,661	$45,118	$20,428	$10,589	$—	$465,253

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

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

DECEMBER 31, 2011 and 2010

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

The following tables present loans as of December 31, 2011 and December 31, 2010 classified by risk type:

Credit Quality Indicators

As of December 31, 2011

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$27,833	$23,237	$4,853	$11,204	$67,127
Real Estate—Secured by Farmland	22,008	4,430	3,452	—	29,890
Real Estate—Secured by Residential Properties	60,121	31,146	12,302	6,805	110,374
Real Estate—Secured by Nonfarm Nonresidential	90,099	75,384	18,663	18,917	203,063
Consumer Installment	4,025	2,212	254	129	6,620
Credit Cards and Related Plans	850	529	279	3	1,661
Commercial and Industrial	25,133	16,146	2,686	1,714	45,679
Loans to Finance Agriculture Production	16,473	3,290	584	1,192	21,539
All Other Loans	3,171	7,393	25	—	10,589

Total	$249,713	$163,767	$43,098	$39,964	$496,542

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

Credit Quality Indicators

As of December 31, 2010

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$35,356	$27,978	$9,466	$17,345	$90,145
Real Estate—Secured by Farmland	17,869	6,294	2,495	3	26,661
Real Estate—Secured by Residential Properties	64,457	43,364	3,469	8,988	120,278
Real Estate—Secured by Nonfarm Nonresidential	94,208	96,287	20,107	7,107	217,709
Consumer Installment	2,466	1,460	265	18	4,209
Credit Cards and Related Plans	1,211	869	89	92	2,261
Commercial and Industrial	33,416	22,805	3,292	725	60,238
Loans to Finance Agriculture Production	18,346	7,230	2,639	—	28,215
All Other Loans	8,442	9,341	119	13	17,915

Total	$275,771	$215,628	$41,941	$34,291	$567,631

The following table summarizes the past due loans by category as of December 31, 2011 and December 31, 2010:

Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days (1)	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$447	$198	$6,142	$6,787	$60,340	$67,127
Real Estate Secured by Farmland	—	—	—	—	29,890	29,890
Real Estate Secured by Residential Properties	1,055	993	1,278	3,326	107,048	110,374
Real Estate Secured by Nonfarm Nonresidential	2,357	—	4,446	6,803	196,260	203,063
Consumer Installment	65	—	22	87	6,533	6,620
Credit Cards and Related Plans	2	2	—	4	1,657	1,661
Commercial and Industrial	294	—	205	499	45,180	45,679
Loans to Finance Agricultural Production	—	—	—	—	21,539	21,539
All Other Loans	—	—	—	—	10,589	10,589

Total	$4,220	$1,193	$12,093	$17,506	$479,036	$496,542

Non-accrual Loans Included in above Totals	$1,426	$588	$12,093	$14,107	$1,866	$15,973

(1)	There were no loans outstanding that were past due ninety days or more that were still accruing at December 31, 2011.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days (1)	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$2,997	$929	$9,627	$13,553	$76,592	$90,145
Real Estate Secured by Farmland	—	—	—	—	26,661	26,661
Real Estate Secured by Residential Properties	251	389	2,526	3,166	117,112	120,278
Real Estate Secured by Nonfarm Nonresidential	545	—	919	1,464	216,245	217,709
Consumer Installment	35	6	5	46	4,163	4,209
Credit Cards and Related Plans	3	—	—	3	2,258	2,261
Commercial and Industrial	111	19	553	683	59,555	60,238
Loans to Finance Agricultural Production	—	—	—	—	28,215	28,215
All Other Loans	22	4	—	26	17,889	17,915

Total	$3,964	$1,347	$13,630	$18,941	$548,690	$567,631

Non-accrual Loans Included in above Totals	$53	$625	$13,630	$14,308	$1,588	$15,896

(1)	There were no loans outstanding that were past due ninety days or more that were still accruing at December 31, 2010.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The following table presents impaired loans as of December 31, 2011 and December 31, 2010. The recorded investment balance includes the loan balance and accrued interest. The deferred fees that have yet to be recognized are not material for both periods.

Impaired Loans

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$6,280	$11,137	$—	$7,940	$143
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	2,135	2,611	—	3,575	77
Real Estate Secured by Nonfarm Nonresidential	7,075	7,484	—	3,209	98
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	379	500	—	364	14
Loans to Finance Agricultural Production	1,109	1,110	—	93	6
All Other Loans	—	—	—	—	—

Total impaired loans with no related allowance recorded	$16,978	$22,842	$—	$15,181	$338

With an allowance recorded:
Real Estate Construction and Land Development	$3,806	$3,794	$637	$6,410	116
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	3,391	3,382	480	4,099	89
Real Estate Secured by Nonfarm Nonresidential	6,976	6,957	1,181	4,550	139
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	150	5
Commercial and Industrial	186	186	165	625	24
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with related allowance recorded	$14,359	$14,319	$2,463	$15,834	$373

Total
Construction and Land Development	$10,086	$14,931	$637	$14,350	$259
Residential	5,526	5,993	480	7,674	166
Commercial	15,725	16,237	1,346	8,841	281
Consumer	—	—	—	150	5

Total impaired loans	$31,337	$37,161	$2,463	$31,015	$711

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

Impaired Loans

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$9,212	$13,354	$—	$9,146	$190
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	2,700	2,972	—	3,909	81
Real Estate Secured by Nonfarm Nonresidential	1,029	1,097	—	5,662	117
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	218	217	—	385	8
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with no related allowance recorded	$13,159	$17,640	$—	$19,102	$396

With an allowance recorded:
Real Estate Construction and Land Development	$6,771	$9,497	$803	$6,571	136
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	3,411	3,405	915	3,312	69
Real Estate Secured by Nonfarm Nonresidential	2,794	2,784	546	1,241	26
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	179	199	102	925	19
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with related allowance recorded	$13,155	$15,885	$2,366	$12,049	$250

Total
Construction and Land Development	$15,983	$22,851	$803	$15,717	$326
Residential	6,111	6,377	915	7,221	150
Commercial	4,220	4,297	648	8,213	170
Consumer	—	—	—	—	—

Total impaired loans	$26,314	$33,525	$2,366	$31,151	$646

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The following table presents nonaccrual loans as of December 31, 2011 and December 31, 2010 by loan category:

Nonaccrual Loans

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Real Estate Construction and Land Development	$6,795	$10,839
Real Estate Secured by Farmland	—	—
Real Estate Secured by Residential Properties	2,113	3,268
Real Estate Secured by Nonfarm Nonresidential	6,767	1,231
Consumer Installment	22	5
Credit Cards and Related Plans	—	—
Commercial and Industrial	276	553
Loans to Finance Agricultural Production	—	—
All Other Loans	—	—

Total	$15,973	$15,896

Interest income not recognized due to loans being on nonaccrual status during the years ended December 31, 2011 and 2010 was approximately $850 thousand and $1.1 million, respectively.

For the year ended December 31, 2011 the following table presents a breakdown of the types of concessions made by loan class. The recorded investment balances presented are balances at the time of concessions.

Troubled Debt Restructurings

	December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Real Estate Secured by Residential Properties	1	$219	$219
Real Estate Secured by Nonfarm Nonresidential	4	3,424	3,424
Credit Cards and Related Plans	1	33	33

Total below market interest rate	6	$3,676	$3,676

Extended payment terms:
Real Estate Construction and Land Development	2	$258	$258
Real Estate Secured by Residential Properties	3	1,549	1,549
Real Estate Secured by Nonfarm Nonresidential	3	918	918
Commercial and Industrial	2	227	227

Total Extended Payment Terms	10	$2,952	$2,952

Forgiveness of principal:
Real Estate Construction and Land Development	10	$925	$860

Total forgiveness of principal	10	$925	$860

Total	26	$7,553	$7,488

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The following table presents the successes and failures of the types of modifications for the year ended December 31, 2011. The recorded investment balances presented are as of December 31, 2011.

	Paid in Full		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate	—	$—	6	$3,679	—	$—	—	$—
Extended payment terms	1	—	8	2,750	1	161	—	—
Forgiveness of principal	10	—	—	—	—	—	—	—

Total	11	$—	14	$6,429	1	$161	$—	$—

There were no loans that were restructured during the year ending on December 31, 2011 that were ninety or more past due and therefore had a payment default. As noted in the previous table there was one loan that, while the loan was not ninety days past due, was moved into nonaccrual status due to payment concerns.

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans (also known as “troubled debt restructurings” or “TDRs”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Company identified no loans as TDRs which the allowance for loan losses had previously been measured under a general allowance methodology. TDRs are treated as impaired loans in determining the adequacy of the allowance for loan loss.

5.    BANK PREMISES AND EQUIPMENT

The components of bank premises and equipment at December 31, 2011 and 2010 are as follows:

	Cost	Accumulated Depreciation	Undepreciated Cost
	(Dollars in thousands)
December 31, 2011:
Land	$10,241	$—	$10,241
Land improvements	394	207	187
Buildings	19,393	6,045	13,348
Construction in progress	260	—	260
Furniture and equipment	7,627	5,374	2,253

Total	$37,915	$11,626	$26,289

December 31, 2010:
Land	$10,241	$—	$10,241
Land improvements	302	203	99
Buildings	18,993	5,430	13,563
Construction in progress	463	—	463
Furniture and equipment	7,253	4,983	2,270

Total	$37,252	$10,616	$26,636

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

6.    INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Current	Deferred*	Total
	(Dollars in thousands)
Year ended December 31, 2011:
Federal	$(948)	$(397)	$(1,345)
State	—	(199)	(199)

	$(948)	$(596)	$(1,544)

Year ended December 31, 2010:
Federal	$831	$(1,439)	$(608)
State	135	(293)	(158)

	$966	$(1,732)	$(766)

Year ended December 31, 2009:
Federal	$2,863	$(3,455)	$(592)
State	698	(463)	235

	$3,561	$(3,918)	$(357)

*	Included in deferred tax is release of valuation allowance adjustment of $62 thousand for year ending December 31, 2009.

Total income tax expense was less than the amount computed by applying the federal income tax rate of 34% to income before income taxes. The reasons for the difference were as follows:

	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income taxes at statutory rate	$(873)	$32	$389
Increase (decrease) resulting from:
Effect of non-taxable interest income	(284)	(539)	(548)
Decrease in valuation allowance	(36)	—	(62)
Bank owned life insurance	(110)	(101)	(105)
State taxes, net of federal benefit	(131)	(105)	155
CAHEC tax credits	(145)	(145)	(144)
Other, net	35	92	(42)

Applicable income taxes	$(1,544)	$(766)	$(357)

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$4,661	$5,107
Capital loss carry forward	7	43
Postretirement benefits	228	282
Unrealized losses on available-for-sale investment securities	—	1,022
Unfunded postretirement benefits	83	12
Bank premises and equipment, principally due to differences in depreciation	—	75
Carry forward of tax credits	1,034	—
Other	1,775	1,573

Total gross deferred tax assets	$7,788	$8,114
Valuation allowance	(7)	(43)

Total net deferred tax assets	7,781	8,071

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	295	—
Unrealized gains on securities available for sale	183	—
Other	24	143

Total gross deferred tax liabilities	502	143

Net deferred tax asset	$7,279	$7,928

The valuation allowance for deferred tax assets was $7 thousand and $43 thousand at December 31, 2011 and December 31, 2010. The valuation allowance required at December 31, 2011 and 2010 was for certain capital losses related to investments in equity securities. These losses are capital in character and the corporation may not have current capital gain capacity to offset these losses. In order for these capital losses to be realized, the Company would need capital gains to offset them.

During 2009, the Company recognized capital gains which decreased the valuation allowance. However the Company does not have plans in place to generate any capital gains in the future. Accordingly, it is more likely than not that these capital losses will fail to be realized and a valuation allowance is required on this portion of the deferred tax asset.

Based on the Company’s historical and current earnings, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets which are not provided for under the valuation allowance.

The Company and its subsidiary file a consolidated income tax return with the federal government separate income tax returns with the state of North Carolina. With few exceptions, the Company and its subsidiary are no longer subject to federal or state income tax examinations by tax authorities for years before 2008. Net economic loss carry forwards for North Carolina tax purposes as of December 31, 2011 will expire in 2026.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The years ended December 31, 2008 through December 31, 2010 remain open for audit for all major jurisdictions.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

7.    BORROWED FUNDS

Borrowed funds and the corresponding weighted average rates (WAR) at December 31, 2011 and 2010 are summarized as follows:

	2011	WAR	2010	WAR
	(Dollars in thousands)
Sweep accounts	$2,679	1.00%	$3,509	1.00%
Advances from FHLB	9,000	2.64	8,000	2.42

Total short-term borrowings	11,679	2.26	11,509	1.98

Advances from FHLB	25,500	2.23	34,500	2.34

Total long-term obligations	25,500	2.23	34,500	2.34

Total borrowed funds	$37,179	2.24%	$46,009	2.25%

The average amount of short-term borrowings and the weighted average rates for the years ended December 31, 2011 and 2010 were $14.5 million and 1.95% and $15.8 million and 1.52%, respectively.

The following table details the maturities and rates of our borrowings from the FHLB, as of December 31, 2011.

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

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock and qualifying first mortgage loans. The eligible residential 1-4 family first mortgage loans as of December 31, 2011, were $25.8 million. This agreement with the FHLB provides for a line of credit up to 20% of the Bank’s assets. In addition, the Bank had investment securities with a market value of $48.0 million and a book value of $47.4 million held as collateral by the FHLB on advances as of December 31, 2011. The maximum month end balances were $46.0 million, $42.5 million and $107.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has established various credit facilities to provide additional liquidity if and as needed. These include unsecured lines of credit with correspondent banks totaling $36.0 million.

The Company enters into agreements with customers to transfer excess funds in demand accounts into repurchase agreements. Under the repurchase agreement, the Company sells the customer an interest in government-sponsored enterprise securities. The customer’s interest in the underlying security shall be repurchased by the Company at the opening of the next banking day. The rate paid fluctuates with the weekly average federal funds rate minus 125 basis points and has a floor of 50 basis points. Securities with a fair value of $7.4 million secured customer sweep accounts as of December 31, 2011.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

8.    RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has a defined contribution 401(k) plan that covers all eligible employees. The Company matches employee contributions up to certain amounts as defined in the plan. Total expense related to this plan was $504 thousand, $451 thousand and $414 thousand in 2011, 2010 and 2009, respectively.

In 2002, the Company adopted a supplemental executive retirement plan to provide benefits for members of management and directors. The liability was calculated by discounting the anticipated future cash flows for the years ended December 31, 2011 and 2010 at 5.00% and 5.50%, respectively. The liability accrued for this obligation was $2.4 million and $2.5 million at December 31, 2011 and 2010, respectively. Charges to income are based on changes in the cash value of insurance, which funds the liability. The related expense for the years ended December 31, 2011, 2010 and 2009 was $163 thousand, $343 thousand and $216 thousand, respectively.

The Company recognizes a liability for the future death benefit provided to certain employees in relation to the postretirement benefit related to split-dollar life insurance arrangements. During 2011 the Company did not have any expense associated with the postretirement benefit related to split-dollar life insurance arrangements. During 2010 and 2009, the Company expensed $80 thousand and $18 thousand, respectively. The liability amounted to $561 at both December 31, 2011 and December 31, 2010. The calculation of the liability is based on the present value of the post-retirement cost of insurance.

The Company also has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. The following tables provide information relating to the Company’s postretirement health care benefit plan using a measurement date of December 31:

	2011	2010
	(Dollars in thousands)
Reconciliation of benefit obligation:
Net benefit obligation, January 1	$799	$748
Service cost	7	6
Interest cost	36	39
Actuarial (gain) loss	76	39
Benefit paid	(43)	(33)

Net benefit obligation, December 31	$875	$799

Fair value of plan assets	$—	$—

Funding status, net amount recognized in other liabilities and accumulated post retirement benefit obligation	$875	$799

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	43	33
Benefits paid	(43)	(33)

Fair value of plan assets at end of year	$—	$—

Recognized on balance sheet
Other assets (deferred tax)	$59	$(19)
Other liabilities	(875)	(762)
Accumulated other comprehensive loss, net of tax benefit	93	(20)

Net amount recognized	$(723)	$(801)

Recognized in accumulated other comprehensive income
Unrecognized net (loss) gain	$(152)	$39
Deferred tax	59	(19)

Net amount recognized	$(93)	$20

Net periodic postretirement benefit cost for 2011, 2010 and 2009 includes the following components:

	2011	2010	2009
	(Dollars in thousands)
Service cost	$7	$6	$5
Interest cost	36	39	47
Amortization of prior year service cost	—	(8)	(8)

Net periodic postretirement benefit cost	$43	$37	$44

The following table presents assumptions relating to the plan at December 31, 2011 and 2010:

	2011	2010
Discount rate in determining benefit obligation	4.0%	4.5%
Annual health care cost trend rate	7.0%	7.0%
Ultimate medical trend rate	7.0%	7.0%
Medical trend rate period (in years)	4	4
Effect of 1% increase in assumed health care cost on:
Service and interest cost	14.2%	13.6%
Benefit obligation	13.0%	12.5%
Effect of 1% decrease in assumed health care cost on:
Service and interest cost	(11.8)%	(10.6)%
Benefit obligation	(10.9)%	(10.5)%

Health care cost trend rates are estimated at 7.0% for 2012-2015, 6.0% for years 2016-2020, and 5.0% for subsequent years.

In 2012, the Company expects to recognize $8 thousand of prior service costs, $35 thousand of interest costs and a deferred loss of $13 thousand.

Employer contributions for 2012 are expected to approximate $56 thousand. Benefits are expected to equal employer contributions for the next five years.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

9.    STOCK OPTION AND RESTRICTED STOCK PLANS

During 2008, the Company adopted the 2008 Omnibus Equity Plan (the Plan) which replaced the expired 1998 Omnibus Stock Ownership and Long-Term Incentive Plan. The Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock of the Company in the form of stock options, restricted stock awards and performance share awards.

Compensation cost charged to income for the years ended December 31, 2011 and 2010 was approximately $21 thousand and $36 thousand respectively, related to stock options. There was no expense related to restricted stock for the years ended December 31, 2011 and December 31, 2010 as no shares were issued. There was $37 thousand in expense related to restricted stock for the year ended December 31, 2009. There were no shares of restricted stock issued in 2011 or 2010 and there were 1,500 shares issued in 2009 that immediately vested. No income tax benefit was recognized for stock based compensation, as the Company does not have any outstanding nonqualified stock options.

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

There were no shares of non-vested restricted stock on December 31, 2011 or December 31, 2010.

Performance Shares

Performance shares may be issued based on specific performance criteria such as net income, earnings per share, asset growth, etc. Performance criteria may be different for each issuance and shares will only be issued after the performance criteria have been met. As of December 31, 2011, no performance shares had been issued under the Equity Plan.

A summary of the status of stock options as of December 31, 2011, 2010, and 2009, and changes during the years then ended, is presented below:

	2011		2010		2009
	Number	Weighted Average Option Price	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	28,513	$27.94	57,335	$28.31	59,227	$27.79
Granted	—	—	—	—	—	—
Exercised	—	—	(1,960)	10.00	(1,892)	11.98
Expired	—	—	(26,862)	30.04	—	—

Options outstanding, end of year	28,513	$27.94	28,513	$27.94	57,335	$28.31

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The following table summarizes information about the stock options outstanding at December 31, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding December 31, 2011	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding December 31, 2011	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$13.01 – $28.50	7,800	5.0	3,730	$19.37	3.5
$28.51 – $29.00	13,142	3.8	13,142	28.76	3.8
$29.01 – $32.60	7,571	5.2	4,996	32.60	5.2

	28,513	4.5	21,868	$28.04	4.0

No intrinsic value existed for options outstanding or options exercisable at December 31, 2011. The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2010 was less than $1 thousand. No options were exercised in 2011. Cash received for options exercised in 2010 was $19 thousand with an intrinsic value of $3 thousand.

The weighted average fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in 2011, 2010 or 2009.

The total fair value of shares that contractually vested during 2011 and 2010 was $53 thousand and $60 thousand, respectively.

Anticipated total unrecognized compensation costs related to outstanding non-vested stock options will be recognized over the following periods (dollars in thousands):

2012	$8
2013	2

Total	$10

10.    DEPOSITS

At December 31, 2011 and 2010, certificates of deposit of $100,000 or more amounted to approximately $112.4 million and $92.9 million, respectively.

Time deposit accounts as of December 31, 2011, mature in the following years and amounts: 2012—$209.3 million; 2013—$40.4 million; 2014—$16.6 million; 2015—$44.0 million and 2016—$26.0 million.

For the years ended December 31, 2011, 2010 and 2009, interest expense on certificates of deposit of $100,000 or more amounted to approximately $1.7 million, $2.5 million and $6.8 million, respectively.

11.    LEASES

The Company has noncancellable operating leases for three branch locations. These leases generally contain renewal options for periods ranging from three to twenty years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during 2011, 2010 and 2009 was $539 thousand, $579 thousand and $485 thousand, respectively.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

Future minimum lease payments under noncancellable operating leases as of December 31, 2011 are as follows (dollars in thousands):

Year ending December 31,
2012	$531
2013	533
2014	331
2015	225
2016	177
Thereafter	119

Total minimum lease payments	$1,916

12.    RESERVE REQUIREMENTS

The aggregate net reserve balances maintained under the requirements of the Federal Reserve were approximately $478 thousand at December 31, 2011.

13.    COMMITMENTS AND CONTINGENCIES

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of $92.3 million and standby letters of credit of $1.5 million.

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$24,731	$24,731	$20,166	$20,166
Investment securities	339,450	339,450	273,229	273,229
FHLB stock	3,456	3,456	4,571	4,571
Accrued interest receivable	5,308	5,308	5,243	5,243
Net loans	484,450	482,851	554,384	550,614
Loans held for sale	2,866	2,866	4,136	4,136
Financial liabilities:
Deposits	$797,645	$804,742	$785,941	$790,105
Short-term borrowings	11,679	11,679	11,509	11,509
Accrued interest payable	519	519	631	631
Long-term obligations	25,500	26,296	34,500	34,954

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

DECEMBER 31, 2011 and 2010

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2011, the amount of fair value associated with these interest rate lock commitments was $76 thousand, which is included in other assets. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments was $101 thousand, which was included in other assets. Forward loan sale commitments have been deemed insignificant.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current unadjusted appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The fair values of impaired loans are generally based on judgment and therefore are considered to be level 3 assets.

Real Estate and Repossessions Acquired in Settlement of Loans

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current unadjusted appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. The fair values of foreclosed assets are generally based on judgment and therefore are considered to be level 3 assets.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

Assets recorded at fair value on a recurring basis

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$1,032	$—	$1,032	$—
Obligations of states and political subdivisions	28,718	6,752	21,966	—
Mortgage-backed securities	132,292	—	132,292	—
SBA-backed securities	146,637	144,962	1,675	—
Corporate bonds	30,771	—	29,129	1,642

Total Securities	$339,450	$151,714	$186,094	$1,642
Interest rate lock commitments	$76	$—	$—	$76

Total assets at fair value	$339,526	$151,714	$186,094	$1,718

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$24,781	$—	$24,781	$—
Obligations of states and political subdivisions	12,978	—	12,978	—
Mortgage-backed securities	150,090	4,200	145,890	—
SBA-backed securities	56,853	55,422	1,431	—
Corporate bonds	28,527	—	26,811	1,716

Total Securities	$273,229	$59,622	$211,891	$1,716
Interest rate lock commitments	$101	$—	$—	$101

Total assets at fair value	$273,330	$59,622	$211,891	$1,817

Assets recorded at fair value on a nonrecurring basis

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$9,169	$—	$—	$9,169
Real estate—secured by residential properties	3,893	—	—	3,893
Real estate—secured by nonfarm nonresidential properties	8,805	—	—	8,805
Commercial and industrial	196	—	—	196
Total impaired loans	$22,063	$—	$—	$22,063
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	$6,573	$—	$—	$6,573
Total assets at fair value	$28,636	$—	$—	$28,636

December 31, 2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$11,077	$—	$—	$11,077
Real estate—secured by residential properties	3,834	—	—	3,834
Real estate—secured by nonfarm nonresidential properties	2,550	—	—	2,550
Commercial and industrial	77	—	—	77
Total impaired loans	$17,538	$—	$—	$17,538
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	$4,536	$—	$—	$4,536
Total assets at fair value	$22,074	$—	$—	$22,074

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

As of December 31, 2011 there were $3.8 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2010. The bond was transferred from Level 1 to Level 2 during 2011 because the December 31, 2010 pricing was based on the Company’s actual trades for the security at initial purchase while the December 31, 2011 pricing was through a pricing system. During 2011 there were no investment securities transferred in or out of Level 3. As of December 31, 2009 there was one Level 3 investment security available for sale valued at $2.5 million based on its book value. Prior to sale during 2010, the investment was transferred to Level 2 given that the valuation was based on a third party market valuation that was based on quoted prices for similar instruments in active markets. The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011 and 2010.

	Corporate Bonds	Available-for Sale Debt Securities
	(Dollars in thousands)
Balance, December 31, 2010	$1,716	$1,716
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(74)	(74)
Purchases, issuances, and settlements	—	—
Transfers in to/out of Level 3	—	—
Balance, December 31, 2011	$1,642	$1,642

	Government- sponsored enterprises and FFCB bonds	Corporate Bonds	Available-for Sale Debt Securities
	(Dollars in thousands)
Balance, December 31, 2009	$2,480	$1,871	$4,351
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(155)	(155)
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	(2,480)	—	(2,480)
Balance, December 31, 2010	$—	$1,716	$1,716

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2011, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

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

The Bank’s actual capital amounts, in thousands, and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$83,209	13.85%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	75,642	12.59	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	75,642	8.25	≥	4.00	≥	5.00
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$88,578	13.34%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	80,217	12.08	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	80,217	8.66	≥	4.00	≥	5.00

The following table lists Bancorp’s actual capital amounts, in thousands, and ratios:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio		Ratio
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$83,209	13.85%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	75,642	12.59	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	75,642	8.25	≥	3.00	≥	5.00
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$88,578	13.34%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	80,217	12.08	≥	4.00	≥	6.00
Tier 1 Capital (to Average Assets)	80,217	8.66	≥	3.00	≥	5.00

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

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

The Bank has complied with the necessary actions in all aspects of the board resolution as of December 31, 2011.

Dividends

The Company’s dividend payments are typically made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. As noted above, in accordance with the Board Resolution, the Bank must seek approval from the FDIC and the NC Commissioner of Banks prior to paying dividends to Bancorp.

16.    ECB BANCORP, INC. (PARENT COMPANY)

ECB Bancorp, Inc.’s principal asset is its investment in the Bank, and its principal source of income is dividends from the Bank. The Parent Company condensed balance sheets as of December 31, 2011 and 2010, and the related condensed statements of income and cash flows for the years ended December 31, 2011, 2010, and 2009 are as follows:

CONDENSED BALANCE SHEETS

	2011	2010
	(Dollars in thousands)
Assets
Cash	$—	$—
Receivable from subsidiary	—	199
Investment in subsidiary	80,443	80,894

Total assets	$80,443	$81,093

Liabilities and Shareholders’ Equity
Dividends payable	$—	$199

Total liabilities	—	199

Total shareholders’ equity	80,443	80,894

Total liabilities and shareholders’ equity	$80,443	$81,093

CONDENSED STATEMENTS OF INCOME (LOSS)

	2011	2010	2009
	(Dollars in thousands)
Dividends from bank subsidiary	$1,438	$1,695	$2,823
Equity in undistributed income (losses) of subsidiary	(2,462)	(835)	(1,321)

Net income (loss)	$(1,024)	$860	$1,502

ECB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011 and 2010

CONDENSED STATEMENTS OF CASH FLOWS

	2011		2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)		$(1,024)	$860	$1,502
Undistributed (income) losses of subsidiary		2,462	835	1,321
Net change in other assets & other liabilities		—	321	(1)
Stock based compensation		21	36	85

Net cash provided by operating activities		1,459	2,052	2,907

INVESTING ACTIVITIES:
Payment for investments in subsidiary		(21)	(17,927)	(85)

Net cash used by investing activities		(21)	(17,927)	(85)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock		—	19	23
Proceeds from issuance of preferred stock		—	—	17,850
Cash dividends paid		(1,438)	(2,016)	(2,823)

Net cash provided (used) in financing activities		(1,438)	(1,997)	15,050

Net change in cash	$	(—)	$(17,872)	$17,872

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

Loans at December 31, 2011 and 2010 include loans to officers and directors and their associates totaling approximately $2.8 million and $4.2 million, respectively. During 2011, $0.7 million in loans were disbursed to officers, directors and their associates and principal repayments of $0.8 million were received on such loans. Change in relationships accounted for a reduction of $1.3 million.

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

In connection with the above evaluation of our disclosure controls and procedures no change in our internal control over financial reporting was identified that occurred during our fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

ECB’s independent auditors have issued an audit report on the Company’s internal control over financial reporting. This report appears on the following page.

/S/ A. DWIGHT UTZ	/S/ THOMAS M. CROWDER
A. Dwight Utz	Thomas M. Crowder
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ECB Bancorp, Inc. and Subsidiary

We have audited ECB Bancorp, Inc. and Subsidiary’s (the “Company”)’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ECB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ECB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2011, and our report dated March 30, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Greenville, North Carolina

March 30, 2012

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    Information regarding our directors and executive officers is incorporated by reference from the information under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

Audit Committee.    Information regarding our Audit Committee is incorporated by reference from the information under the captions “Committees of Our Board—General” and “—Audit Committee”, including a discussion of our audit committee financial expert determination, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Beneficial Ownership of Our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

Code of Ethics.    Information regarding our Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, is incorporated by reference from the information under the caption “Corporate Governance—Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting. A copy of our Code of Ethics is available in the “Investor Relations – Corporate Governance” section of our website (www.myecb.com)

Item 11.    Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from the information under the heading “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation arrangements which were in effect on December 31, 2011, and under which shares of our common stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION(1)
Plan category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Exercise Price of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by our security holders	28,513	(1)	$27.94	189,900	(2)
Equity compensation plans not approved by our security holders	-0-		N/A	-0-
Total	28,513		$27.94	189,900

(1)	Reflects the number of shares that are subject to outstanding, unexercised options previously granted under both our Omnibus Stock Ownership and Long-Term Incentive Plan (which expired during January 2008), and our 2008 Omnibus Equity Plan (which was approved by our shareholders at our 2008 Annual Meeting).
(2)	Reflects the number of shares that remained available for future issuance under the 2008 Omnibus Equity Plan on December 31, 2011. The Omnibus Stock Ownership and Long-Term Incentive Plan expired by its terms during January 2008 and no further awards may be granted under it.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons, and our policies and procedures for reviewing and approving related person transactions, is incorporated by reference from the information under the caption “Transactions with Related Persons” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

Director Independence.    Information regarding our independent directors is incorporated by reference from the information under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

Item 14.    Principal Accounting Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from the information under the caption “Services and Fees During 2011 and 2010” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements.    The following financial statements are included in Item 8 of this Report:

Report of Dixon Hughes Goodman LLP

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Results of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—December 31, 2011 and 2010

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

Date: March 30, 2012	ECB BANCORP, INC.

	By:	/S/ A. DWIGHT UTZ
A. Dwight Utz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ A. DWIGHT UTZ A. Dwight Utz	President and Chief Executive Officer (principal executive officer)	March 30, 2012

/S/ THOMAS M. CROWDER Thomas M. Crowder	Executive Vice President and Chief Financial Officer (principle financial and accounting officer)	March 30, 2012

/S/ GEORGE T. DAVIS George T. Davis, Jr.	Vice Chairman	March 30, 2012

/S/ JOHN F. HUGHES, JR. John F. Hughes, Jr.	Director	March 30, 2012

/S/ J. BRYANT KITTRELL III J. Bryant Kittrell III	Director	March 30, 2012

/S/ JOSEPH T. LAMB, JR. Joseph T. Lamb, Jr.	Director	March 30, 2012

/S/ B. MARTELLE MARSHALL B. Martelle Marshall	Director	March 30, 2012

/S/ R. S. SPENCER, JR. R. S. Spencer, Jr.	Chairman	March 30, 2012

/S/ MICHAEL D. WEEKS Michael D. Weeks	Director	March 30, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.01	Registrant’s Articles of Incorporation, as amended (filed herewith)

3.02	Registrant’s Bylaws (incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K dated February 21, 2012)

4.01	Specimen common stock certificate (incorporated by reference from Exhibits to Registration Statement on Form S-1, Reg. No. 333-128843)

4.02	Specimen Series A Preferred Stock certificate (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

4.03	Warrant dated January 16, 2009, for the purchase of shares of Common Stock (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.01	Letter Agreement dated January 16, 2009, between the Registrant and the United States Department of the Treasury (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)

10.02	Employment Agreement between A. Dwight Utz, the Bank and the Registrant (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated August 26, 2009)*

10.03	Amended and Restated Employment Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated December 23, 2008)*

10.04	Capital Purchase Program Compliance Agreement between T. Olin Davis and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated January 15, 2009)*

10.05	Severance and Change in Control Agreement, as amended, between James J. Burson and the Bank (incorporated by reference from Exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.06	Severance and Change in Control Agreement between Thomas M. Crowder and the Bank (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated March 28, 2010)*

10.07	Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839)*

10.08	2008 Omnibus Equity Plan (incorporated by reference from Exhibits to Registrant’s Current Report on Form 8-K dated April 16, 2008)*

10.09	Form of Employee Stock Option Agreement (incorporated by reference from Exhibits to Registration Statement on Form SB-2, Reg. No. 333-61839) *

10.10	Form of Restricted Stock Agreement (incorporated by reference from Exhibits to Registration Statement on Form S-8, Reg. No. 333-77689)*

10.11	Restricted Stock Award Agreement between A. Dwight Utz and the Registrant (incorporated by reference from Exhibits to Registrant’s September 30, 2009, Quarterly Report on Form 10-Q)*

10.12	Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)*
10.13	Amendment to Executive Supplemental Retirement Plan Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)*
10.14	Split-Dollar Life Insurance Agreement between the Bank and T. Olin Davis (incorporated by reference from Exhibits to Registrant’s 2007 Annual Report on for 10-KSB)*

10.15	Form of Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)*

Exhibit No.	Description of Exhibit

10.16	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., Joseph T. Lamb, Jr., and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)*

10.17	Form of Director Supplemental Retirement Plan Agreements between the Bank and J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)*

10.18	Form of Amendment to Director Supplemental Retirement Plan Agreements between the Bank and J. Bryant Kittrell III, and B. Martelle Marshall (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)*

10.19	Form of Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)*

10.20	Form of Amendment to Director Supplemental Retirement Plan Agreement between the Bank and Michael D. Weeks (incorporated by reference from Exhibits to Registrant’s 2008 Annual Report on Form 10-K)*

10.21	Form of Split-Dollar Life Insurance Agreements between the Bank and George T. Davis, Jr., John F. Hughes, Jr., J. Bryant Kittrell III, Joseph T. Lamb, Jr., B. Martelle Marshall, and R. S. Spencer, Jr. (incorporated by reference from Exhibits to Registrant’s March 31, 2002, Quarterly Report on Form 10-QSB)*

10.22	The East Carolina Bank Incentive Plan (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)*

21.01	List of Registrant’s subsidiaries (incorporated by reference from Exhibits to Registrant’s 2004 Annual Report on Form 10-KSB)

23.01	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.01	Certification of Chief Executive Officer (pursuant to Rule 13a-14) (filed herewith)

31.02	Certification of Chief Financial Officer (pursuant to Rule 13a-14) (filed herewith)

32.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. Section 1350) (filed herewith)

99.01	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section III of EESA) (filed herewith)

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Results of Operations, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO THOMAS M. CROWDER,

CHIEF FINANCIAL OFFICER, AT ECB BANCORP, INC., P.O. BOX 337, ENGELHARD,

NORTH CAROLINA 27824.