Form 10-Q
period 2012-03-31
ECB BANCORP INC
filed 2012-05-15
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

On May 11, 2012, there were 2,849,841 outstanding shares of Registrant’s common stock.

This Form 10-Q has 62 pages.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011*
Assets
Non-interest bearing deposits and cash	$11,959	$18,363
Interest bearing deposits	61	63
Overnight investments	50	6,305

Total cash and cash equivalents	12,070	24,731

Investment securities
Available-for-sale, at market value (cost of $347,116 and $338,685 at March 31, 2012 and December 31, 2011, respectively)	348,810	339,450
Loans held for sale	3,310	2,866
Loans	491,383	496,542
Allowance for loan losses	(11,385)	(12,092)

Loans, net	479,998	484,450

Real estate and repossessions acquired in settlement of loans, net	7,906	6,573
Federal Home Loan Bank common stock, at cost	4,279	3,456
Bank premises and equipment, net	26,286	26,289
Accrued interest receivable	4,984	5,308
Bank owned life insurance	11,879	11,778
Other assets	16,752	16,376

Total	$916,274	$921,277

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$134,828	$135,732
Demand, interest bearing	277,520	270,119
Savings	57,656	55,517
Time	302,593	336,277

Total deposits	772,597	797,645

Accrued interest payable	457	519
Short-term borrowings	39,218	11,679
Long-term obligations	18,000	25,500
Other liabilities	4,834	5,491

Total liabilities	835,106	840,834

Shareholders’ equity
Preferred stock, Series A	17,495	17,454
Common stock, par value $3.50 per share	9,974	9,974
Capital surplus	25,875	25,873
Warrants	878	878
Retained earnings	26,038	25,926
Accumulated other comprehensive income	908	338

Total shareholders’ equity	81,168	80,443

Total	$916,274	$921,277

Common shares outstanding	2,849,841	2,849,841
Common shares authorized	50,000,000	50,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000
Non-voting common shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Results of Operations

For the three months ended March 31, 2012 and 2011

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$6,369	$7,357
Interest on investment securities:
Interest exempt from federal income taxes	235	128
Taxable interest income	1,882	1,937
Dividend income	11	9
Other interest income	2	7

Total interest income	8,499	9,438

Interest expense:
Deposits:
Demand accounts	406	557
Savings	95	53
Time	1,270	1,811
Short-term borrowings	81	69
Long-term obligations	119	180

Total interest expense	1,971	2,670

Net interest income	6,528	6,768
Provision for loan losses	—	3,930

Net interest income after provision for loan losses	6,528	2,838

Noninterest income:
Service charges on deposit accounts	857	765
Other service charges and fees	329	244
Mortgage origination fees	406	326
Net gain on sale of securities	45	26
Income from bank owned life insurance	101	74
Other operating income (expense)	1	(4)

Total noninterest income	1,739	1,431

Noninterest expenses:
Salaries	2,919	2,564
Retirement and other employee benefits	1,103	676
Occupancy	530	483
Equipment	590	559
Professional fees	219	271
Supplies	74	51
Communications/data lines	198	169
FDIC insurance	204	326
Other outside services	100	181
Net cost of real estate and repossessions acquired in settlement of loans	684	18
Data processing and related expenses	396	70
Other operating expenses	901	876

Total noninterest expenses	7,918	6,244

Income (loss) before income taxes	349	(1,975)
Income tax benefit	(28)	(891)

Net income (loss)	377	(1,084)

Preferred stock dividends	224	224
Accretion of discount	41	41

Income (loss) available to common shareholders	$112	$(1,349)

Net income (loss) per share - basic	$0.04	$(0.47)

Net income (loss) per share - diluted	$0.04	$(0.47)

Weighted average shares outstanding - basic	2,849,841	2,849,841

Weighted average shares outstanding - diluted	2,849,841	2,849,841

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2012 and 2011

(Dollars in thousands)

	Three months ended March 31,
	2012	2011
Net income (loss)	$377	$(1,084)

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities:
Unrealized gains (losses) arising during the period	973	(158)
Tax related to unrealized gains (losses)	(375)	61
Reclassification of realized gains during the period	(45)	(26)
Tax related to realized gains	17	10
Defined benefit pension plan:
Prior service cost	—	7
Net loss arising during the period	—	(116)
Tax related to defined benefit pension plan	—	42

Total other comprehensive income (loss)	570	(180)

Total comprehensive income (loss)	$947	$(1,264)

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2012 and 2011

(Dollars in thousands, except per share data)

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive loss	Total

		Number	Amount
Balance January 1, 2011	$17,288	2,849,841	$9,974	$878	$25,852	$28,554	$(1,652)	$80,894
Other comprehensive loss	—	—	—	—	—	—	(180)	(180)
Net loss	—	—	—	—	—	(1,084)	—	(1,084)
Stock based compensation	—	—	—	—	6		—	6
Preferred stock accretion	41	—	—	—	—	(41)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(224)	—	(224)
Cash dividends ($0.07 per share)	—	—	—	—	—	(199)	—	(199)

Balance March 31, 2011	$17,329	2,849,841	$9,974	$878	$25,858	$27,006	$(1,832)	$79,213

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total

		Number	Amount
Balance January 1, 2012	$17,454	2,849,841	$9,974	$878	$25,873	$25,926	$338	$80,443
Other comprehensive income	—	—	—	—	—	—	570	570
Net income	—	—	—	—	—	377	—	377
Stock based compensation	—	—	—	—	2		—	2
Preferred stock accretion	41	—	—	—	—	(41)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(224)	—	(224)

Balance March 31, 2012	$17,495	2,849,841	$9,974	$878	$25,875	$26,038	$908	$81,168

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(Dollar amounts in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$377	$(1,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	378	374
Amortization of premium on investment securities, net	1,226	749
Provision for loan losses	—	3,930
Gain on sale of securities	(45)	(26)
Stock based compensation	2	6
Decrease in accrued interest receivable	324	435
Impairment of real estate and repossessions acquired in settlement of loans	443	—
(Gain) loss on sale of real estate and repossessions acquired in settlement of loans	7	(13)
Income from Bank owned life insurance	(101)	(74)
Originations of mortgage loans held for sale	(16,359)	(15,910)
Proceeds from sale of loans held for sale	15,915	19,423
Decrease (increase) in other assets	(734)	1,162
(Decrease) increase in accrued interest payable	(62)	8
Decrease in other liabilities, net	(657)	(1,459)

Net cash provided by operating activities	714	7,521

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	13,451	4,902
Proceeds from maturities of investment securities classified as available-for-sale	12,940	10,991
Purchases of investment securities classified as available-for-sale	(36,004)	(48,545)
Purchases of FHLB stock	(823)	—
Purchases of premises and equipment	(375)	(454)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	348	802
Costs capitalized on real estate and repossessions acquired in settlement of loans and real estate held for sale	(9)	—
Net loan originations	2,330	15,521

Net cash used by investing activities	(8,142)	(16,783)

Cash flows from financing activities:
Net increase (decrease) in deposits	(25,048)	813
Net increase (decrease) in borrowings	20,039	(1,088)
Dividends paid to common shareholders	—	(199)
Dividends paid on preferred stock	(224)	(224)

Net cash used by financing activities	(5,233)	(698)

Decrease in cash and cash equivalents	(12,661)	(9,960)
Cash and cash equivalents at beginning of period	24,731	20,166

Cash and cash equivalents at end of period	$12,070	$10,206

Cash paid during the period:
Interest	$2,033	$2,662
Taxes	—	—
Supplemental disclosures of noncash financing and investing activities:
Cash dividends declared but not paid	$—	$199
Unrealized gains (losses) on available-for-sale securities, net of deferred taxes	570	(113)
Transfer from loans to real estate and repossessions acquired in settlement of loans	2,122	3,511
Transfer from long-term to short-term borrowings	7,500	7,000

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

Management makes a number of estimates and assumptions relating to reported amounts of assets, liabilities, revenues and expenses in the preparation of the financial statements and disclosures. Estimates and assumptions that are most significant to the Company are related to the determination of the allowance for loan losses, asset impairment valuation, postretirement and benefit plan accounting and income taxes.

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

(2) Net Income (loss) Per Share

Basic net income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income (loss) per share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income (loss) per share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings (loss) per share for the three months ended March 31, 2012 and March 31, 2011.

In computing diluted net income (loss) per share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per share for the Company. Diluted weighted average shares outstanding did not increase for the three month periods ended March 31, 2012 and March 31, 2011 as there were no dilutive impacts of options for the periods. As of March 31, 2012, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 8,957 options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the Company’s stock for that period. As of March 31, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share.

	Three months ended March 31, 2012 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$112	2,849,841	$0.04

Effect of dilutive securities	—	—

Diluted net income per share	$112	2,849,841	$0.04

	Three months ended March 31, 2011 (Dollars in thousands, except share and per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(1,349)	2,849,841	$(0.47)

Effect of dilutive securities	—	—

Diluted net loss per share	$(1,349)	2,849,841	$(0.47)

(3) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period for non-owner transactions and is divided into net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of comprehensive income (loss) for the periods have been presented in the consolidated statements of comprehensive income (loss).

(4) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and are included in Note 9.

The Comprehensive Income topic of the ASC was amended in June 2011 by ASU 2011-05. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$3	$23	$—	$26
Obligations of states and political subdivisions	33,200	762	(176)	33,786
Mortgage-backed securities	124,784	1,278	(150)	125,912
SBA-backed securities	151,877	970	(512)	152,335
Corporate bonds	37,252	295	(796)	36,751

	$347,116	$3,328	$(1,634)	$348,810

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored enterprises and FFCB bonds	$1,003	$29	$—	$1,032
Obligations of states and political subdivisions	27,855	863	—	28,718
Mortgage-backed securities	130,949	1,460	(117)	132,292
SBA-backed securities	146,195	774	(332)	146,637
Corporate bonds	32,683	88	(2,000)	30,771

	$338,685	$3,214	$(2,449)	$339,450

Gross realized gains and losses on sales of securities for the three months ended March 31, 2012 and March 31, 2011 were as follows (dollars in thousands):

	Three months ended March 31, (Dollars in thousands)
	2012	2011
Gross realized gains	$70	$26
Gross realized losses	(25)	—

Net realized (losses) gains	$45	$26

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following tables set forth the amount of unrealized losses at March 31, 2012 and December 31, 2011 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer.

March 31, 2012

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of states and political subdivisions	$6,424	$176	$—	$—	$6,424	$176
Mortgage-backed securities	29,576	114	2,800	36	32,376	150
SBA-backed securities	83,174	512	—	—	83,174	512
Corporate bonds	12,487	222	11,280	574	23,767	796

Total	$131,661	$1,024	$14,080	$610	$145,741	$1,634

December 31, 2011

	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities	$25,011	$81	$2,880	$36	$27,891	$117
SBA-backed securities	62,543	332	—	—	62,543	332
Corporate bonds	11,824	485	13,755	1,515	25,579	2,000

Total	$99,378	$898	$16,635	$1,551	$116,013	$2,449

As of March 31, 2012 and December 31, 2011, management concluded that the unrealized losses presented above, which consisted of sixty-four securities at March 31, 2012 and fifty securities at December 31, 2011, are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent to hold these investments for a time necessary to recover their cost and it is not likely that the Bank would be required to sell prior to recovery. The sixty-four securities at March 31, 2012 were comprised of five obligations of states and political subdivisions, fifteen mortgage-backed securities, ten corporate bonds and thirty-four SBA-backed securities. The fifty securities at December 31, 2011 were comprised of twelve mortgage-backed securities, twelve corporate bonds and twenty-six SBA-backed securities. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At March 31, 2012 and December 31, 2011, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company was $4.3 million and $3.5 million, respectively. On March 28, 2012, FHLB paid a dividend for the fourth quarter of 2011 with an annualized rate of 1.23%. The dividend rate was equal to average three-month LIBOR for the period of October 1, 2011 to December 31, 2011 plus 0.75%, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2012 or December 31, 2011. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2012 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$3	$26
Obligations of states and political subdivisions:
Due in one year or less	150	151
Due in one through five years	960	1,027
Due in five through ten years	20,382	20,723
Due after ten years	11,708	11,885
Mortgage-backed securities:
Due in five through ten years	10,677	10,767
Due after ten years	114,107	115,145
SBA-backed securities:
Due in five through ten years	7,127	7,155
Due after ten years	144,750	145,180
Corporate bonds:
Due in one through five years	17,956	18,018
Due in five through ten years	19,296	18,733

Total securities	$347,116	$348,810

Securities with an amortized cost of $216.3 million at March 31, 2012 are pledged as collateral. Of this total, securities with an amortized cost of $64.0 million and fair value of $64.4 million are pledged as collateral for FHLB advances.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2011 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Government-sponsored enterprises and FFCB bonds:
Due in one through five years	$3	$28
Due in five through ten years	1,000	1,004
Obligations of states and political subdivisions:
Due in one year or less	250	252
Due in one through five years	961	1,033
Due in five through ten years	11,768	12,083
Due after ten years	14,876	15,350
Mortgage-backed securities:
Due in five through ten years	7,415	7,490
Due after ten years	123,534	124,802
SBA-backed securities:
Due in five through ten years	2,967	3,007
Due after ten years	143,228	143,630
Corporate bonds:
Due in one year through five years	13,338	13,081
Due in five through ten years	19,345	17,690

Total securities	$338,685	$339,450

Securities with an amortized cost of $197.6 million at December 31, 2011 were pledged as collateral. Of this total, securities with an amortized cost of $47.4 million and fair value of $48.0 million were pledged as collateral for FHLB advances.

(6) LOANS

Loans at March 31, 2012 and December 31, 2011 classified by type are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Real estate loans:
Construction and land development	$66,929	$67,232
Secured by farmland	28,954	29,947
Secured by residential properties	107,772	110,238
Secured by nonfarm, nonresidential properties	201,779	203,287
Consumer installment	5,762	6,485
Credit cards and related plans	1,668	1,660
Commercial and all other loans:
Commercial and industrial	46,414	45,649
Loans to finance agricultural production	21,754	21,524
All other loans	10,421	10,587

	491,453	496,609
Less deferred fees and costs, net	70	67

	$491,383	$496,542

Included in the above:
Nonaccrual loans	$19,406	$15,973
Restructured loans [1]	10,892	10,138

1.	Restructured loans include loans restructured and still accruing. The Company is not committed to advance additional funds on restructured loans.

(6) LOANS, continued

There were no loans outstanding that were past due ninety days or more that were still accruing at March 31, 2012 or December 31, 2011.

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

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. The guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan reviews by independent, outside professionals experienced in loan review. On an annual basis, the Board of Directors of the Bank determines officers lending authority. Authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors.

Responsibility for loan underwriting resides with the Chief Credit Officer position. This position is responsible for loan underwriting and approval. This is accomplished through individual lender approval authorities with supervision by Credit Policy Officers who review and approve loans which exceed the lender’s authority. Also, all Special Mention and Classified loans are reviewed quarterly. Detailed, written action plans are updated by the lenders and those plans are reviewed by a joint committee consisting of Regional Managers, Credit Policy Officers, CCO, Commercial Banking Manager and Special Assets Manager.

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

At March 31, 2012 and December 31, 2011, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $51.2 million and $53.2 million, respectively.

Loans with a book value of approximately $24.2 million at March 31, 2012 are pledged as eligible collateral for FHLB advances. Loans with a book value of approximately $25.8 million at December 31, 2011 were pledged as eligible collateral for FHLB advances.

(7) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables summarize the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the quarters ending March 31, 2012 and March 31, 2011, and for the year ending December 31, 2011 (dollars in thousands):

Allowance for Loan Losses

As of and for the Three Months Ended March 31, 2012

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
Beginning balance	$3,655	$15	$2,418	$1,740	$46	$18	$555	$115	$26	$3,504	$12,092
Charge-offs	(219)	(—)	(102)	(238)	(41)	(3)	(357)	(—)	(52)	(—)	(1,012)
Recoveries	226	—	27	1	1	—	10	—	40	—	305
Provisions	(562)	—	143	62	144	53	297	7	14	(158)	—

Ending Balance	$3,100	$15	$2,486	$1,565	$150	$68	$505	$122	$28	$3,346	$11,385

Ending Balance: individually evaluated for impairment	$321	$—	$642	$890	$—	$—	$—	$—	$—	$—	$1,853

Ending Balance: collectively evaluated for impairment	$2,779	$15	$1,844	$675	$150	$68	$505	$122	$28	$3,346	$9,532

Loans
Ending Balance	$66,820	$28,900	$107,912	$201,567	$5,890	$1,668	$46,434	$21,770	$10,422	$—	$491,383

Ending Balance: individually evaluated for impairment	$9,166	$—	$7,314	$16,310	$—	$—	$335	$—	$—	$—	$33,125

Ending Balance: collectively evaluated for impairment	$57,654	$28,900	$100,598	$185,257	$5,890	$1,668	$46,099	$21,770	$10,422	$—	$458,258

Allowance for Loan Losses

As of and for the Three Months Ended March 31, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247
Charge-offs	(1,273)	(—)	(449)	(—)	(9)	(9)	(254)	(—)	(66)	(—)	(2,060)
Recoveries	—	—	1	—	2	—	63	—	36	—	102
Provisions	2,692	1	1,000	111	11	177	441	(3)	21	(521)	3,930

Ending Balance	$7,587	$29	$4,002	$1,118	$16	$189	$1,132	$15	$130	$1,001	$15,219

Ending Balance: individually evaluated for impairment	$2,113	$—	$751	$594	$—	$169	$362	$—	$—	$—	$3,989

Ending Balance: collectively evaluated for impairment	$5,474	$29	$3,251	$524	$16	$20	$770	$15	$130	$1,001	$11,230

Loans
Ending Balance	$84,045	$27,812	$119,202	$215,979	$4,192	$2,366	$55,150	$22,086	$15,809	$—	$546,641

Ending Balance: individually evaluated for impairment	$15,642	$—	$7,285	$4,573	$—	$200	$843	$—	$—	$—	$28,543

Ending Balance: collectively evaluated for impairment	$68,403	$27,812	$111,917	$211,406	$4,192	$2,166	$54,307	$22,086	$15,809	$—	$518,098

Allowance for Loan Losses

As of and for the Year Ended December 31, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247
Charge-offs	(5,150)	(—)	(1,985)	(1,887)	(20)	(294)	(385)	(—)	(237)	(—)	(9,958)
Recoveries	10	—	12	43	5	3	103	—	144	—	320
Provisions	2,627	(13)	941	2,577	49	288	(45)	97	(20)	1,982	8,483

Ending Balance	$3,655	$15	$2,418	$1,740	$46	$18	$555	$115	$26	$3,504	$12,092

Ending Balance: individually evaluated for impairment	$637	$—	$480	$1,181	$—	$—	$165	$—	$—	$—	$2,463

Ending Balance: collectively evaluated for impairment	$3,018	$15	$1,938	$559	$46	$18	$390	$115	$26	$3,504	$9,629

Loans
Ending Balance	$67,127	$29,890	$110,374	$203,063	$6,620	$1,661	$45,679	$21,539	$10,589	$—	$496,542

Ending Balance: individually evaluated for impairment	$10,074	$—	$5,514	$14,029	$—	$—	$561	$1,111	$—	$—	$31,289

Ending Balance: collectively evaluated for impairment	$57,053	$29,890	$104,860	$189,034	$6,620	$1,661	$45,118	$20,428	$10,589	$—	$465,253

(7) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

Loans are closely monitored by management for changes in quality. This monitoring includes assessing the appropriateness of the credit quality indicator in relation to the risk of the loan. Management uses the following indicators to grade the risk of each loan based on a system of eight possible ratings. These indicators are included in the Company’s loan policy which is reviewed and updated at least annually.

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

The following tables present loans as of March 31, 2012 and December 31, 2011 classified by risk type (dollars in thousands):

Credit Quality Indicators

As of March 31, 2012

	Pass	Weak Pass	Special Mention	Substandard	Total
Real Estate – Construction and Land Development Loans	$29,928	$21,389	$5,639	$9,864	$66,820
Real Estate – Secured by Farmland	21,136	3,617	4,147	—	28,900
Real Estate – Secured by Residential Properties	58,227	30,126	11,102	8,457	107,912
Real Estate – Secured by Nonfarm Nonresidential	91,605	68,083	20,178	21,701	201,567
Consumer Installment	3,738	1,782	302	68	5,890
Credit Cards and Related Plans	821	572	273	2	1,668
Commercial and Industrial	25,957	16,536	2,147	1,794	46,434
Loans to Finance Agriculture Production	18,783	2,297	690	—	21,770
All Other Loans	5,940	4,458	24	—	10,422

Total	$256,135	$148,860	$44,502	$41,886	$491,383

Credit Quality Indicators

As of December 31, 2011

	Pass	Weak Pass	Special Mention	Substandard	Total
Real Estate – Construction and Land Development Loans	$27,833	$23,237	$4,853	$11,204	$67,127
Real Estate – Secured by Farmland	22,008	4,430	3,452	—	29,890
Real Estate – Secured by Residential Properties	60,121	31,146	12,302	6,805	110,374
Real Estate – Secured by Nonfarm Nonresidential	90,099	75,384	18,663	18,917	203,063
Consumer Installment	4,025	2,212	254	129	6,620
Credit Cards and Related Plans	850	529	279	3	1,661
Commercial and Industrial	25,133	16,146	2,686	1,714	45,679
Loans to Finance Agriculture Production	16,473	3,290	584	1,192	21,539
All Other Loans	3,171	7,393	25	—	10,589

Total	$249,713	$163,767	$43,098	$39,964	$496,542

The following tables summarize the past due loans by category as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Past Due Loans

As of March 31, 2012

	30 -59 Days Past Due	60 -89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
Real Estate Construction and Land Development	$591	$79	$4,791	$5,461	$61,359	$66,820
Real Estate Secured by Farmland	42	—	—	42	28,858	28,900
Real Estate Secured by Residential Properties	1,040	65	1,859	2,964	104,948	107,912
Real Estate Secured by Nonfarm Nonresidential	583	1,377	6,040	8,000	193,567	201,567
Consumer Installment	20	9	—	29	5,861	5,890
Credit Cards and Related Plans	6	—	—	6	1,662	1,668
Commercial and Industrial	64	138	159	361	46,073	46,434
Loans to Finance Agricultural Production	—	—	—	—	21,770	21,770
All Other Loans	—	—	—	—	10,422	10,422

Total	$2,346	$1,668	$12,849	$16,863	$474,520	$491,383

Non-Accrual Loans Included in above Total	$1,256	$1,536	$12,849	$15,641	$3,765	$19,406

Past Due Loans

As of December 31, 2011

	30 -59 Days Past Due	60 -89 Days Past Due	Greater than 89 Days(1)	Total Past Due	Current	Total
Real Estate Construction and Land Development	$447	$198	$6,142	$6,787	$60,340	$67,127
Real Estate Secured by Farmland	—	—	—	—	29,890	29,890
Real Estate Secured by Residential Properties	1,055	993	1,278	3,326	107,048	110,374
Real Estate Secured by Nonfarm Nonresidential	2,357	—	4,446	6,803	196,260	203,063
Consumer Installment	65	—	22	87	6,533	6,620
Credit Cards and Related Plans	2	2	—	4	1,657	1,661
Commercial and Industrial	294	—	205	499	45,180	45,679
Loans to Finance Agricultural Production	—	—	—	—	21,539	21,539
All Other Loans	—	—	—	—	10,589	10,589

Total	$4,220	$1,193	$12,093	$17,506	$479,036	$496,542

Non-Accrual Loans Included in above Total	$1,426	$588	$12,093	$14,107	$1,866	$15,973

(7) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

The following tables summarize impaired loans as of March 31, 2012, March 31, 2011 and December 31, 2011 (dollars in thousands). The recorded investment balance includes the loan balance, deferred fees that have yet to be recognized and accrued interest. The deferred fees that have yet to be recognized are not material amounts.

Impaired Loans

As of and for the Three Months Ended March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real Estate Construction and Land Development	$5,776	$8,508	$—	$6,030	$23
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	1,455	1,611	—	1,587	12
Real Estate Secured by Nonfarm Nonresidential	7,723	7,991	—	7,151	34
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	335	500	—	303	2
Loans to Finance Agricultural Production	—	—	—	586	8
All Other Loans	—	—	—	—	—

Total impaired loans with no related allowance	$15,289	$18,610	$—	$15,657	$79
With an allowance recorded:
Real Estate Construction and Land Development	$3,399	$3,465	$321	$3,904	$15
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	5,867	5,950	642	5,130	39
Real Estate Secured by Nonfarm Nonresidential	8,600	8,829	890	8,775	41
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	—	—	—	182	2
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with related allowance recorded	$17,866	$18,244	$1,853	$17,991	$97
Total
Construction and Land Development	$9,175	$11,973	$321	$9,934	$38
Residential	7,322	7,561	642	6,717	51
Commercial	16,658	17,320	890	16,997	87
Consumer	—	—	—	—	—

Total impaired loans	$33,155	$36,854	$1,853	$33,648	$176

Impaired Loans

As of and for the Three Months Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real Estate Construction and Land Development	$6,858	$10,859	$—	$8,534	$45
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	4,406	4,694	—	3,837	15
Real Estate Secured by Nonfarm Nonresidential	1,548	1,546	—	851	6
Consumer Installment	—	—	—		—
Credit Cards and Related Plans	—	—	—	—	—
Commercial and Industrial	393	518	—	434	5
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with no related allowance	$13,205	$17,617	$—	$13,656	$71
With an allowance recorded:
Real Estate Construction and Land Development	$8,792	$9,796	$2,112	$7,622	$40
Real Estate Secured by Farmland	—	—	—	—	—
Real Estate Secured by Residential Properties	2,885	2,880	751	2,921	11
Real Estate Secured by Nonfarm Nonresidential	3,030	3,095	594	3,402	22
Consumer Installment	—	—	—	—	—
Credit Cards and Related Plans	201	200	170	200	3
Commercial and Industrial	452	451	362	449	6
Loans to Finance Agricultural Production	—	—	—	—	—
All Other Loans	—	—	—	—	—

Total impaired loans with related allowance recorded	$15,360	$16,422	$3,989	$14,594	$82
Total
Construction and Land Development	$15,650	$20,655	$2,112	$16,156	$85
Residential	7,291	7,574	751	6,758	26
Commercial	5,423	5,610	956	5,136	39
Consumer	201	200	170	200	3

Total impaired loans	$28,565	$34,039	$3,989	$28,250	$153

(7) CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

Impaired Loans

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real Estate Construction and Land Development	$6,280	$11,137	$—
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	2,135	2,611	—
Real Estate Secured by Nonfarm Nonresidential	7,075	7,484	—
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	379	500	—
Loans to Finance Agricultural Production	1,109	1,110	—
All Other Loans	—	—	—

Total impaired loans with no related allowance	$16,978	$22,842	$—
With an allowance recorded:
Real Estate Construction and Land Development	$3,806	$3,794	$637
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	3,391	3,382	480
Real Estate Secured by Nonfarm Nonresidential	6,976	6,957	1,181
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	186	186	165
Loans to Finance Agricultural Production	—	—	—
All Other Loans	—	—	—

Total impaired loans with related allowance recorded	$14,359	$14,319	$2,463
Total
Construction and Land Development	$10,086	$14,931	$637
Residential	5,526	5,993	480
Commercial	15,725	16,237	1,346
Consumer	—	—	—

Total impaired loans	$31,337	$37,161	$2,463

The following table presents nonaccrual loans as of March 31, 2012 and December 31, 2011 by loan category (dollars in thousands):

Nonaccrual Loans

	March 31, 2012	December 31, 2011
Real Estate Construction and Land Development	$5,937	$6,795
Real Estate Secured by Farmland	—	—
Real Estate Secured by Residential Properties	2,263	2,113
Real Estate Secured by Nonfarm Nonresidential	10,898	6,767
Consumer Installment	8	22
Credit Cards and Related Plans	—	—
Commercial and Industrial	300	276
Loans to Finance Agricultural Production	—	—
All Other Loans	—	—

Total	$19,406	$15,973

Interest income not recognized due to loans being on nonaccrual status during the quarters ended March 31, 2012 and March 31, 2011 was approximately $248 thousand and $205 thousand, respectively.

Troubled Debt Restructurings

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

For the quarters ended March 31, 2012 and March 31, 2011 the following table presents a breakdown of the types of concessions made by loan class. The recorded investment balances presented are balances at the time of concessions.

	March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Real Estate Secured by Residential Properties	1	$1,943	$1,943

	March 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Below market interest rate:
Real Estate Secured by Residential Properties	1	$219	$219
Real Estate Secured by Nonfarm Nonresidential	1	$1,145	$1,145

Total	2	$1,364	$1,364

The following table presents the successes and failures during the quarter of loans modified by the types of modifications during the twelve months prior to March 31, 2012. The recorded investment balances presented are as of March 31, 2012.

	Paid in Full		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate	—	$—	4	$3,520	1	$622	—	$—
Extended payment terms	—	—	9	2,889	—	—	—	—
Forgiveness of principal	—	—	—	—	—	—	—	—

Total	$—	$—	13	$6,409	1	$622	$—	$—

There was one loan with a recorded investment of $169 thousand that is included in paying as restructured in the table above that was placed on non-accrual in a prior period. While the loan was not ninety days past due, it was moved into nonaccrual status due to payment concerns. There were no loans that were restructured during the year ending on March 31, 2012 that were ninety or more past due and therefore had a payment default.

(8) Benefit Plans

Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the three months ended March 31, 2012 and 2011 includes the following components.

	Three months ended March 31,
Components of Net Periodic Benefit Cost	2012	2011
	(Dollars in thousands)
Service cost	$2	$2
Interest cost	9	9
Prior service cost	—	—
Amortization of (gain) loss	3	—

Net periodic postretirement benefit cost	$14	$11

The Company expects to contribute $56 thousand to its postretirement benefit plan in 2012. No contributions were made in the first quarter of 2012.

Stock Option and Restricted Option Plans

During the quarter ended March 31, 2012 19,556 stock options were forfeited. There was no other activity during the quarter.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. For short-term financial assets such as cash and cash equivalents, accrued interest receivable and loans held for sale the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, savings deposits, short-term borrowing and accrued interest payable the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

The fair value of investment securities available-for-sale are recorded at fair value utilizing Level 1, Level 2 and Level 3 inputs and is described in more detail below.

The fair value of net loans is based on estimated cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This does not include consideration of liquidity that market participants would use to value such loans. The estimated fair values of time deposits and long-term obligations are based on estimated cash flows discounted at market interest rates.

The fair value of off-balance sheet financial instruments is considered immaterial. These off-balance sheet financial instruments are commitments to extend credit and are either short-term in nature or subject to immediate repricing.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using
(Dollarss in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$12,070	$12,070	$12,070	$—	$—
Investment securities	348,810	348,810	158,134	188,887	1,789
FHLB stock	4,279	4,279	—	3,532	—
Accrued interest receivable	4,984	4,984	—	4,984	—
Net loans	479,998	478,078	—	—	478,078
Loans held for sale	3,310	3,310	—	3,310	—
Liabilities
Demand, noninterest bearing deposits	$134,828	$134,828	$—	$134,828	$—
Demand, interest-bearing deposits	277,520	277,520	—	277,520	—
Savings deposits	57,656	57,656	—	57,656	—
Time deposits	302,593	309,067	—	309,067	—
Accrued interest payable	457	457	—	457	—
Short-term borrowing	39,218	39,218	—	39,218	—
Long-term borrowing	18,000	18,722	—	18,722	—

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements Using
(Dollarss in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24,731	$24,731	$24,731	$—	$—
Investment securities	339,450	339,450	151,714	186,094	1,642
FHLB stock	3,456	3,456	—	3,456	—
Accrued interest receivable	5,308	5,308	—	5,308	—
Net loans	484,450	482,851	—	—	482,851
Loans held for sale	2,866	2,866	—	2,866	—
Liabilities
Demand, noninterest bearing deposits	$135,732	$135,732	$—	$135,732	$—
Demand, interest-bearing deposits	270,119	270,119	—	270,119	—
Savings deposits	55,517	55,517	—	55,517	—
Time deposits	336,277	343,374	—	343,374	—
Accrued interest payable	519	519	—	519	—
Short-term borrowing	11,679	11,679	—	11,679	—
Long-term borrowing	25,500	26,296	—	26,296	—

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2012 and December 31, 2011, the amount of fair value associated with these interest rate lock commitments was $111 thousand and $76 thousand, respectively, which is included in other assets. Fair value associated with the interest rate lock commitments are classified as Level 3 measurements due to the use of significant management judgment and estimation. Forward loan sale commitments have been deemed insignificant for both periods.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The fair values of impaired loans are generally based on judgment and therefore are considered to be level 3 assets.

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

Assets recorded at fair value on a recurring basis

March 31, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$26	$—	$26	$—
Obligations of states and political subdivisions	33,786	—	33,786	—
Mortgage-backed securities	125,912	10,885	115,027	—
SBA-backed securities	152,335	147,249	5,086	—
Corporate bonds	36,751	—	34,962	1,789
Total Securities	$348,810	$158,134	$188,887	$1,789
Interest rate lock commitments	$111	$—	$—	$111
Total assets at fair value	$348,921	$158,134	$188,887	$1,900

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$1,032	$—	$1,032	$—
Obligations of states and political subdivisions	28,718	6,752	21,966	—
Mortgage-backed securities	132,292	—	132,292	—
SBA-backed securities	146,637	144,962	1,675	—
Corporate bonds	30,771	—	29,129	1,642
Total Securities	$339,450	$151,714	$186,094	$1,642
Interest rate lock commitments	$76	$—	$—	$76
Total assets at fair value	$339,526	$151,714	$186,094	$1,718

Assets recorded at fair value on a nonrecurring basis

March 31, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$7,302	$—	$—	$7,302
Real estate—secured by residential properties	5,478	—	—	5,478
Real estate—secured by nonfarm nonresidential properties	8,776	—	—	8,776
Commercial and industrial	135	—	—	135

Total impaired loans	$21,691	$—	$—	$21,691
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	$7,906	$—	$—	$7,906
Total assets at fair value	$29,597	$—	$—	$29,597

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$9,169	$—	$—	$9,169
Real estate—secured by residential properties	3,893	—	—	3,893
Real estate—secured by nonfarm nonresidential properties	8,805	—	—	8,805
Commercial and industrial	196	—	—	196

Total impaired loans	$22,063	$—	$—	$22,063
Real estate and repossessions acquired in settlement of loans
Real estate and repossessions acquired in settlement of loans	$6,573	$—	$—	$6,573
Total assets at fair value	$28,636	$—	$—	$28,636

As of March 31, 2012 there were $6.6 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2011. These obligations of states and political subdivisions were transferred from Level 1 to Level 2 during the first quarter of 2012 because the December 31, 2011 pricing was based on the Company’s actual trades for the securities at initial purchase while the March 31, 2012 pricing was through a pricing system.

During the first quarter of 2012 and 2011 there were no investment securities transferred in or out of Level 3. The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2012 and the first quarter of 2011.

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,642	$76	$1,718
Total gains or losses (realized/unrealized):
Included in earnings	—	35	35
Included in other comprehensive income	147	—	147
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—
Balance, March 31, 2012	$1,789	$111	$1,900

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,716	$101	$1,817
Total gains or losses (realized/unrealized):
Included in earnings	—	(6)	(6)
Included in other comprehensive income	(392)	—	(392)
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—
Balance, March 31, 2011	$1,324	$95	$1,419

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Level 3 Assets with Significant Unobservable Inputs	Fair Value At 3/31/2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Corporate Bonds	$916	Fundamental Analysis Pricing Model	Spread	+500/7 yr BB Finance Paper
			Yield	10.92%
Corporate Bonds	873	Fundamental Analysis Pricing Model	Spread	+100/7 yr BB Finance Paper
			Yield	6.92%
			Discount Margin	635
Interest Rate Lock Commitments	111	Pricing Model	Weighted average Closing Ratio	90%
Impaired Loans	21,691	Discounted appraisals(1)	Appraisal adjustments(2)	8% to 86%
OREO	7,906	Discounted appraisals(1)	Appraisal adjustments(2)	4% to 70%

(1)	Fair value is generally based on appraisals of the underlying collateral but is also based on discounted cash flows for some loans.

(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The significant unobservable inputs used in the fair value measurement of the Company’s Corporate Bonds are the yield expected to be earned on the bonds and the spread. The yield is applied to a discounted cash flow in order to arrive at a price and corresponding market value. A discount margin represents a spread over the floating rate index. Spread represents an additional yield that is applied over a comparable security or curve (such as the treasury curve). Yield of the comparable or curve plus the “spread” in basis points is equal to the yield or discount rate applied in a discounted cash flow in order to arrive at a price and corresponding market value. The spread is based on various factors such as liquidity, earning history and capital ratios.

The significant unobservable input used in the fair value measurement of the Company’s interest rate lock commitments (IRLC) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally the fair value of an IRLC is positive if the prevailing interest rate is lower than the IRLC rate. The fair value would be negative if the prevailing rate was higher. When a higher percentage of loans are estimated to close, the increase in the closing ratio will result in a positive effect to fair value. The closing ratio is dependent upon the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.

Impaired loans and real estate and repossessions acquired in settlement of loans classified as Level 3 are based are management judgment and estimation.

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

(11) Regulatory Matters

Bancorp’s and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions	Minimum ratio required for capital adequacy purposes	Bancorp’s Ratio	Bank’s Ratio
As of March 31, 2012:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.23%	8.23%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.39	12.39
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.65	13.65
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.85	13.85
As of March 31, 2011:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.42%	8.42%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	11.97	11.97
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.24	13.24

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

As of March 31, 2012, we had consolidated assets of approximately $916.3 million, total loans of approximately $491.4 million, total deposits of approximately $772.6 million and shareholders’ equity of approximately $81.2 million. For the three months ended March 31, 2012, we had a net income attributable to common shareholders of $0.1 million or $0.04 basic and diluted earnings per share, compared to loss available to common shareholders of $1.3 million, or $0.47 basic and diluted loss per share for the three months ended March 31, 2011.

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

Critical Accounting Policies

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practices within the banking industry. Our significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2011. Management makes a number of estimates and assumptions relating to reported amounts of assets, liabilities, revenues and expenses in the preparation of the financial statements and disclosures. Estimates and assumptions that are most significant to the Company are related to the determination of the allowance for loan losses, asset impairment valuations, postretirement and benefit plan accounting and income taxes.

We consider our policy regarding the allowance for loan losses to be our most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not currently known to management. For additional discussion concerning our allowance for loan losses and related matters, see “—Asset Quality” and “—Nonperforming Assets.” Other real estate acquired through the settlement of loans is carried at fair value less cost to sell. Management relies on outside appraisals and estimates of costs of disposal in determining this value. The actual disposal value could vary from this fair value estimate.

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

Comparison of the Results of Operations for the Three Month Periods Ended March 31, 2012 and 2011

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three-month period ended March 31, 2012 as compared to the same period in 2011.

Condensed Consolidated Results of Operations

	For the Three months ended March 31, 2012	For the Three months ended March 31, 2011	Changes from the Prior Year
			Amount	%
	(Dollars in thousands)
Gross interest income	$8,499	$9,438	$(939)	(9.9)
Gross interest expense	1,971	2,670	(699)	(26.2)

Net interest income	6,528	6,768	(240)	(3.5)
Provision for loan losses	—	3,930	(3,930)	(100.0)

Net interest income after provision for loan losses	6,528	2,838	3,690	130.0
Noninterest income	1,739	1,431	308	21.5
Noninterest expense	7,918	6,244	1,674	26.8

Income (loss) before income taxes	349	(1,975)	2,324	(117.7)
Income tax benefit	(28)	(891)	863	(96.9)

Net income (loss)	$377	$(1,084)	1,461	(134.8)
Preferred stock dividend and accretion of discount	265	265	—	—

Net income (loss) available to common shareholders	$112	$(1,349)	$1,461	(108.3)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended March 31, 2012 was $6.5 million compared to $6.8 million for the three months ended March 31, 2011.

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

Interest income decreased $939 thousand or 9.9% for the three months ended March 31, 2012 compared to the same three months of 2011. The decrease for the three months ended March 31, 2012 is mainly due to the decrease in the volume of loans and decrease in rates on securities which was partially offset by an increase in the volume of securities. Average earning assets remained flat for the quarter ending on March 31, 2012 as compared to the same period in 2011. The tax equivalent yield on average earning assets decreased 43 basis points for the quarter ended March 31, 2012 to 4.17% from 4.60% for the same period in 2011. Management attributes the decrease in the yield on our earning assets to the continued low level of short-term market interest rates and the decline in volume of higher yielding loans which were replaced by lower yielding taxable securities. Yields on our taxable securities decreased approximately 56 basis points for the first quarter of 2012 as compared to the same period last year as additional securities have been purchased at lower yields and securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds during the first quarter of 2012 was 1.14%, a decrease of 35 basis points when compared to 1.49% for the first quarter of 2011. Average rates paid on bank certificates of deposit decreased 27 basis points from 1.89% for the quarter ended March 31, 2011 to 1.62% for the quarter ended March 31, 2012, while our average cost of borrowed funds decreased 66 basis points during the first quarter of 2012 compared to the same period in 2011. The decrease in the average cost of borrowed funds occurred because there was a larger percentage of short-term obligations to total borrowing during the first quarter of 2012 as compared to the same period in 2011. Total interest expense decreased $699 thousand or 26.2% during the first quarter of 2012 compared to the same period in 2012, primarily the result of decreased market rates paid on certificates of deposit.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2012 was 3.22% compared to 3.30% in the first quarter of 2011 while our net interest spread decreased 8 basis points to 3.03% for the three months ended March 31, 2012 compared to 3.11% during that same period in 2011. The decrease in our net interest margin is mainly the result of decreased average yield of 56 basis points earned on our taxable securities. Average interest-bearing liabilities, as a percentage of interest-earning assets for the quarters ended March 31, 2012 and 2011 was 83.9% and 86.4%, respectively.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended

	March 31, 2012			March 31, 2011
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans – net (1)	$481,586	5.36%	$6,369	$547,223	5.45%	$7,357
Taxable securities	321,525	2.39%	1,893	267,627	2.95%	1,946
Non-taxable securities (2)	32,135	4.49%	356	12,646	6.22%	194
Other investments	3,376	0.24%	2	11,162	0.25%	7

Total interest- earning assets	838,622	4.17%	$8,620	838,658	4.60%	$9,504
Cash and due from banks	13,118			13,327
Bank premises and equipment, net	26,335			26,773
Other assets	39,460			34,446

Total assets	$917,535			$913,204

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$650,909	1.10%	$1,771	$678,570	1.45%	$2,421
Short-term borrowings	28,779	1.14%	81	13,328	2.10%	69
Long-term obligations	24,099	2.00%	119	32,811	2.22%	180

Total interest- bearing liabilities	703,787	1.14%	1,971	724,709	1.49%	2,670
Non-interest-bearing deposits	126,716			101,887
Other liabilities	5,829			5,949
Shareholders’ equity	81,203			80,659

Total liabilities and shareholders’ equity	$917,535			$913,204

Net interest income and net interest margin (FTE) (3)		3.22%	$6,649		3.30%	$6,834

Interest rate spread (FTE) (4)		3.03%			3.11%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $121 thousand and $66 thousand for periods ended March 31, 2012 and 2011, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended March 31, 2012 and 2011

Increase (Decrease) in interest income and expense due to changes in:

	2012 compared to 2011
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$(875)	$(113)	$(988)
Taxable securities	355	(408)	(53)
Non-taxable securities (2)	257	(95)	162
Other investments	(5)	—	(5)

Interest income	(268)	(616)	(884)

Interest-bearing deposits	(87)	(563)	(650)
Short-term borrowings	62	(50)	12
Long-term obligations	(45)	(16)	(61)

Interest expense	(70)	(629)	(699)

Net interest income	$(198)	$13	$(185)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $121 thousand and $66 thousand for periods ended March 31, 2012 and 2011, respectively.

Provision for Loan Losses

There was no provision for loan losses charged to operations during the three months ended March 31, 2012 compared to $3.9 million charged to operations during the three months ended March 31, 2011. No additional reserve provision was necessary, primarily due to the decrease in total loans outstanding, reduced charge-off levels, and adjustments for loan loss migrations within the portfolio as previously announced. The Bank had net charge-offs of $0.7 million for the quarter ended March 31, 2012 compared to net charge-offs of $2.0 million during the first quarter of 2011. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary.

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three months ended March 31, 2012 and 2011.

	Three months ended		Percent Change
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Service charges on deposit accounts	$857	$765	12.0%
Other service charges and fees	329	244	34.8
Mortgage origination fees	406	326	24.5
Net gain on sale of securities	45	26	73.1
Income from bank owned life insurance	101	74	36.5
Other operating income (expense)	1	(4)	(125.0)

Total noninterest income	$1,739	$1,431	21.5%

Noninterest income decreased $0.3 million or 21.5% to $1.7 million for the three months ended March 31, 2012 compared to $1.4 million for the same period in 2011. The increase is mainly due to an increase in service charges on deposit accounts of $92 thousand mainly from an increase in cardholder fees. Other service charges and fees increased $85 thousand or 34.8% in the first quarter of 2012 relative to the same period in 2011 mainly due to an increase in merchant fee income. Net gains on the sale of securities were $45 thousand in the first quarter of 2012 compared to net gains of $26 thousand in the first quarter of 2011. Mortgage origination fees increased $80 thousand or 24.5% in the first quarter 2012 compared to the same period in 2011.

Noninterest Expense

Noninterest expense increased $1.7 million to $7.9 million for the three months ended March 31, 2012 as compared to $6.2 million for the three months ended March 31, 2011. The following table presents the components of noninterest expense for the three months ended March 31, 2012 and 2011.

	Three months ended		Percent Change
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Salaries	$2,919	$2,564	13.8%
Retirement and other employee benefits	1,103	676	63.2
Occupancy	530	483	9.7
Equipment	590	559	5.7
Professional fees	219	271	(19.2)
Supplies	74	51	45.1
Communications/data lines	198	169	17.2
FDIC Insurance	204	326	(37.4)
Data processing and related expenses	396	70	465.7
Other outside services	100	181	(44.8)
Net cost of real estate and repossessions acquired in settlement of loans	684	18	(3,700.0)
Other operating expenses	901	876	2.9

Total noninterest expenses	$7,918	$6,244	26.8%

Salary expense for the three months ended March 31, 2012 increased $355 thousand compared to the same prior year period. During 2011, we continued to expand the Bank’s infrastructure to support asset growth as outlined in our five-year strategic plan and implemented several initiatives to improve our customer service delivery. While the following initiatives took place in 2011 their full impact was not reflected in the first quarter of 2011. A portion of the increase in salary expense can be attributed to the successful implementation of a fully staffed and functioning Customer Care Center that manages various communication channels and contact points for the customer. This allows customers to utilize phone, email, website and online banking to receive immediate responses to questions they have regarding their Bank accounts or other services offered by the Bank. The Customer Care Center is part of the Bank’s continued development of its Customer Experience strategy designed to focus on improving the experience customers have, whether it be interacting with a branch or the many “banking channels” offered to maintain their banking relationship with ECB. We also made staff additions to our Agriculture Lending business unit during 2011 as we continue to expand our presence and expertise to capture attractive lending opportunities within our eastern North Carolina footprint. Expansion of our Bank support infrastructure came in several forms during 2011, the Bank added additional staff in the areas of Information Technology, Risk Management, Asset Review, Human Resources, Training, Marketing and Special Assets. As of March 31, 2012, we had 250 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office. As of March 31, 2011, we had 238 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office.

Employee related benefits expense for the three months ended March 31, 2012 increased $427 thousand over the same prior year period. The increase for the three months ended March 31, 2012 is principally due to an increase in supplemental employee retirement plan expense.

Occupancy expense increased $47 thousand or 9.7% to $530 thousand in the first three months of 2012 compared to $483 thousand in the prior year period. The largest components of the increase in the first quarter of 2012 relative to the same period of 2011 were building repair and maintenance expense which increased $19 thousand .

Equipment expense increased during the first three months of 2012 by $31 thousand or 5.5% compared to the first quarter of 2011. The largest component of the increase was equipment and software maintenance expense, which increased $40 thousand.

Professional fees, which include audit, legal and consulting fees, decreased $52 thousand or 19.2% to $219 thousand for the three months ended March 31, 2012 from $271 thousand in the prior year period. The decrease is mainly the result of a decline in audit fees which was offset by an increase in consulting fees. Audit fees decreased approximately $78 thousand and legal fees decreased approximately $10 thousand, while consulting fees increased approximately $36 thousand during the first quarter of 2012 compared to the same period in 2011.

Other outside services expense decreased during the first three months of 2012 by $81 thousand or 44.8% compared to the first quarter of 2011. The increase is the result of additional services contracted for in the first quarter of 2012 as compared to the prior year period.

FDIC insurance expense decreased $ $122 thousand for the three months ended March 31, 2012 compared to the same period last year mainly due to a change made by the FDIC in its assessment calculations.

Data processing services expense, which primarily consist of check and deposit item processing, nightly update of loan, deposit and general ledger balances, ATM/ EFT network management and On-line Banking, for the three months ended March 31, 2012 was $396 thousand compared to $70 thousand for the three months ended March 31, 2011. In May of 2011, the Bank outsourced all of its core bank data processing under agreement with InfoTech Alliance Bank Services (“ITA”) using the FIS integrated HORIZON banking system. Prior to the core system conversion in May, the Bank only outsourced its item processing through ITA while maintaining an in-house core processing system, ATM/EFT network and On-line Banking package. During the first quarter of 2011, expense related to our On-line Banking totaled approximately $55 thousand and was included in Other Outside Services. Our first quarter 2011 expense for our ATM/EFT network management totaled approximately $66 thousand and was included in Other Operating Expense. In addition, the Bank implemented a number of ancillary systems including an advanced data reporting interface, customer relationship management system, fraud monitoring system, teller system, and real-time online banking among others. These additional systems also added to the increase in data processing services expense in the first quarter of 2012 when compared to 2011.

Net cost of real estate and repossessions acquired in settlement of loans expense increased $666 thousand to $684 thousand in the first quarter of 2012 compared to $18 thousand in the same period in 2011. The increase is mainly attributable to impairments of real estate and repossessions acquired in settlement of loans of $446 thousand during the first quarter of 2012.

Income Taxes

Income tax benefit for the three months ended March 31, 2012 and 2011 was $28 thousand and $891 thousand, respectively, resulting in effective tax rates of (8.0%) and 45.1%, respectively. Deferred tax assets are recognized for temporary deductible differences and operating loss and tax credit carryforwards. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence. Included in our analysis, which receives significant weight,is the 3-year cumulative loss test. The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period. If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary. As of March 31, 2012, the Company did not pass the cumulative loss test by $2.7 million. Management has evaluated, among other factors, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of March 31, 2012, our recorded net deferred tax asset was $7.0 million and at this time management has concluded that the net deferred tax asset is fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to realize the deferred tax asset in the future.

Financial Condition

Balance Sheet

Our total assets were $916.3 million at March 31, 2012, $921.3 million at December 31, 2011 and $916.6 million at March 31, 2011. For the twelve months ended March 31, 2012, our loans declined $55.2 million and our deposits declined by approximately $14.2 million. Year-over-year, our earning assets declined but this minimized mainly through an increase in available-for-sale investment securities as these securities increased by approximately $43.8 million. For the three months ended March 31, 2012, our loans declined $5.1 million or 1.0% and our deposits declined $25.0 million or 3.1%.

Loans

As of March 31, 2012, total loans declined $5.1 million to $491.4 million, from total loans of $496.5 million at December 31, 2011 and down $55.2 million or 10.1% from total loans of $546.6 million at March 31, 2011. The decline in loans year over year and for the three months ending March 31, 2012 can be attributed to continued weak economic conditions.

Asset Quality

At March 31, 2012, our allowance for loan losses as a percentage of loans was 2.32%, down from 2.78% at March 31, 2011. The decrease can be attributable to a significant decline in the outstanding balance of construction and land development as well as commercial and industrial loans. Additionally, the overall risk grade of the remaining loans within these segments has improved. Given the significance of historical loss rates attributable to these loan segments, the declining loan balances and improved average risk grades had a substantial impact on our general reserves. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs for the first quarter of 2012 totaled $0.7 million compared to net charge-offs of $2.0 million during the first quarter of 2011. There was no provision for loan losses charged to operations for the three months ended March 31, 2012 and $3.9 million for the three months ended March 31, 2011. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011.

Analysis of Changes in Allowance for Loan Losses

	For the three months Ended March 31,
	2012	2011
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$491,453	$546,641

Average loans outstanding-gross	$491,333	$558,264

Allowance for loan losses at beginning of period	$12,092	$13,247
Loans charged-off:
Real estate	559	1,722
Installment loans	41	9
Credit cards and related plans	3	9
Commercial and all other loans	409	320

Total charge-offs	1,012	2,060

Recoveries of loans previously charged-off:
Real estate	254	1
Installment loans	1	2
Credit cards and related plans	—	—
Commercial and all other loans	50	99

Total recoveries	305	102

Net charge-offs	707	1,958

Provision for loan losses	—	3,930

Allowance for loan losses at end of period	$11,385	$15,219

Ratios
Annualized net charge-offs to average loans during the period	0.58%	1.40%
Allowance for loan losses to loans at period end	2.32%	2.78%
Allowance for loan losses to nonperforming loans at period end	38%	69%

The ratio of annualized net charge-offs to average loans decreased to 0.58% at March 31, 2012 from 1.40% at March 31, 2011 mainly due to a decrease in real estate related charge-offs. The decrease in the allowance for loan losses to loans to 2.32% at March 31, 2012 from 2.78% at March 31, 2011 reflects the decrease in our historical loss rate as our charge-offs have decreased during the most recent quarter. The ratio of our allowance for loan losses to nonperforming loans decreased to 38% as of March 31, 2012 compared to 69% at March 31, 2011.

Construction, land and development (“CLD”) loans make up 13.6% of the Bank’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the Bank’s credit quality. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total Loans
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Balances at March 31, 2012	$66,820	13.6%	$424,563	86.4%	$491,383
Impaired loans	9,175	27.7%	23,980	72.3%	33,155
Allocated Reserves	3,100	38.6%	4,939	61.4%	8,039
YTD Net Charge-offs	(7)	(1.0)%	714	101.0%	707
Nonperforming loans (NPL)	7,893	26.1%	22,405	73.9%	30,298
NPL as % of loans	11.8%		5.3%		6.2%

While balances of CLD loans make up 13.6% of the Bank’s loan portfolio, they represent 27.7% of the Bank’s impaired loans . CLD loans represent 26.1% of the Bank’s nonperforming loans and 38.6% of the Bank’s allocated reserves are allocated to CLD loans.

Nonperforming Assets

The following table summarizes our nonperforming assets at the dates indicated.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans	$19,406	$15,973
Loans past due 90 days or more still accruing	—	—
Restructured loans	10,892	9,596
Other real estate owned & repossessions	7,906	6,573
Other nonperforming assets (1)	1,427	1,427

Total	$39,631	$33,569

(1)	The other nonperforming asset of $1.4 million represents the movement of a foreclosed participation loan into a separate LLC for liability purposes. It is a single purpose LLC set up specifically by the lending group to handle the disposition of the property. Proper approvals for this arrangement had to be obtained in advance from the NC Commissioner of Banks.

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $39.6 million and $33.6 million, or 4.33% and 3.64% of total assets at March 31, 2012 and December 31, 2011, respectively. On March 31, 2012 and December 31, 2011 our nonperforming loans (consisting of non-accruing loans, loans past due ninety days and still accruing interest and restructured loans) amounted to approximately $30.3 million and $25.6 million, respectively. We had $7.9 million in other real estate owned and repossessions at March 31, 2012 compared to $6.6 million at December 31, 2011. We also had $1.4 million in other nonperforming assets at both March 31, 2012 and December 31, 2011 as described above.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At March 31, 2012, we had loans totaling $33.1 million (which includes $29.3 million in nonperforming loans) which were considered to be impaired compared to $31.3 million at December 31, 2011. As discussed under the caption “Asset Quality”, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans, net of previous charge-offs, that were considered impaired, and their associated reserve allocation, if any, at March 31, 2012. Eighteen non-accrual loans with a total balance of approximately $1.0 million were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	42	$18.5	$0.6
Restructured loans	16	10.8	1.1

Total nonperforming loans	58	$29.3	$1.7

Other impaired loans with allocated reserves	5	1.7	0.1
Impaired loans without allocated reserves	6	2.1	—

Total impaired loans	69	$33.1	$1.8

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

Our investment securities totaled $348.8 million at March 31, 2012, $339.5 million at December 31, 2011 and $305.0 million at March 31, 2011. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At March 31, 2012, the securities portfolio had unrealized net gains of approximately $1.7 million, which are reported in accumulated other comprehensive income (loss) on the consolidated statement of changes in shareholders’ equity, net of tax. Our securities portfolio at March 31, 2012 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds, and municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity except for equity securities. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of March 31, 2012, we owned securities from issuers as to which our aggregate amortized cost exceeded 10% of our common shareholders’ equity. As of March 31, 2012 the amortized cost and fair value of the securities from those issuers were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$77,075	$77,737
Federal Home Loan Mortgage Corporation	35,081	35,312
Government National Mortgage Association	12,629	12,864
Goldman Sachs Group	7,354	7,241
Morgan Stanley	7,440	7,170
Small Business Administration	151,877	152,335
Wake County, North Carolina	8,238	8,189

At March 31, 2012 we held $11.9 million in bank owned life insurance compared to $11.8 million on December 31, 2011 and compared to $9.0 million at March 31, 2011.

Deposits and Other Borrowings

Deposits

Deposits totaled $772.6 million as of March 31, 2012, down 3.1% compared to deposits of $797.6 million at December 31, 2011 and down 1.8% compared to deposits of $786.8 million at March 31, 2011. We attribute our deposit decline during the twelve months ended March 31, 2012 to allowing higher priced Time deposits to roll off while focusing on core transaction accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts, advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less, Federal Funds purchased, repurchase agreements and other borrowings to be repaid this year. Our short-term borrowings totaled $39.2 million at March 31, 2012, compared to $11.7 million on December 31, 2011, an increase of $27.5 million. The increase is mainly the result of management’s decision to allow higher priced time deposits to roll off without being replaced.

The following table details the maturities and rates of our borrowings from the FHLB, as of March 31, 2011.

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
August 17, 2010	Fixed rate	3,000	4 years	1.49	August 18, 2014
August 17, 2010	Fixed rate	4,500	5 years	1.85	August 17, 2015
August 17, 2010	Fixed rate	2,500	6 years	2.21	August 17, 2016
August 20, 2010	Fixed rate	2,000	3 years	1.09	August 20, 2013
August 20, 2010	Fixed rate	3,000	4 years	1.48	August 20, 2014
August 20, 2010	Fixed rate	3,000	5 years	1.83	August 20, 2015
September 1, 2010	Fixed rate	2,000	2 years	0.66	September 4, 2012
March 12, 2012	Fixed rate	21,000	1 month	0.21	April 11, 2012
March 29, 2012	Fixed rate	5,000	1 month	0.20	April 30, 2012

Total Borrowings: $ 53,500			Composite rate: 1.19%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $18.0 million on March 31, 2012, compared to $25.5 million in FHLB advances on December 31, 2011 and $27.5 million on March 31, 2011. The decrease of $7.5 million in long-term FHLB advances as of March 31, 2012, compared to December 31, 2011 is the result of FHLB advances being reclassed to short-term borrowing because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $183.3 million and $184.3 million of advances from the FHLB at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 we had outstanding FHLB advances totaling $53.5 million compared to $34.5 million and $36.0 million at December 31, 2011 and March 31, 2011, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At March 31, 2012, we owned 42,792 shares of the FHLB’s $100 par value capital stock, compared to 34,558 and 45,708 shares at December 31, 2011 and March 31, 2011, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $36.0 million available to us at March 31, 2012 under which we can borrow funds to meet short-term liquidity needs. At March 31, 2012, we had no advances outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the three months ended March 31, 2012 totaled $0.7 million, compared to net cash provided by operations of $7.5 million for the same period in 2011. Net cash used in investing activities decreased to $8.1 million for the three months ended March 31, 2012, as compared to net cash used in investing activities of $16.8 million for the same period in 2011 primarily due to decrease in the purchases of investment securities in the first quarter of 2012 as compared to the first quarter of 2011. Net cash used by financing activities was $5.2 million for the first three months of 2012, compared to net cash used of $0.7 million for the same period in 2011 due primarily to a decrease in deposits during the first quarter of 2012 as compared to the same period in 2011. Cash and cash equivalents at March 31, 2012 was $12.1 million compared to $10.2 million at March 31, 2011.

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

Capital Resources

Shareholders’ Equity

As of March 31, 2012, our total shareholders’ equity was $81.2 million (consisting of common shareholders’ equity of $63.7 million and preferred stock of $17.5 million) compared with total shareholders’ equity of $80.4 million as of December 31, 2011 (consisting of common shareholders’ equity of $62.9 million and preferred stock of $17.5 million). Common shareholders’ equity increased by approximately $0.8 million to $63.7 million at March 31, 2012 from $62.9 million at December 31, 2011. We had net income of $0.4 million, experienced an increase in net unrealized gains on available-for-sale securities of $0.6 million and recognized stock based compensation of $2 thousand on incentive stock awards. We declared dividends and accretion of discount of $265 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of March 31, 2012, we and the Bank met all capital adequacy requirements to which we are subject.

As of March 31, 2012, we experienced a decrease in our capital ratios when compared to the December 31, 2011 and March 31, 2011 periods. This decrease is primarily due to a decrease in Tier 1 and total capital.

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

Our and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions	Minimum ratio required for capital adequacy purposes	Our Ratio	Bank’s Ratio
As of March 31, 2012:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.23%	8.23%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.39	12.39
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.65	13.65
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.85	13.85
As of March 31, 2011:
Tier 1 Capital (to Average Assets)	≥ 5.00%	≥ 3.00%	8.42%	8.42%
Tier 1 Capital (to Risk Weighted Assets)	≥ 6.00%	≥ 4.00%	11.97	11.97
Total Capital (to Risk Weighted Assets)	≥ 10.00%	≥ 8.00%	13.24	13.24

Termination of Material Definitive Agreements

On February 8, 2012, the Company, and FIE I LLC, an affiliate of PIMCO BRAVO Fund, L.P. , Patriot Financial Partners, L.P., an affiliate of Endicott Management Company and three other institutional investors the “Investors”) mutually agreed to terminate their previously announced Securities Purchase Agreement, as amended and restated (the “Agreement”). As previously disclosed, the Company and each of the Investors had entered into the Agreement under which the Company would issue $79.7 million in Company common stock in a private placement offering at a price of $16.00 per share. Pursuant to the terms of the Agreement, the Company had also agreed to issue to the Investors warrants to purchase shares of either voting common stock or a new class of the Company’s mandatorily convertible non-voting common stock at a purchase price of $8.00 per share and in an amount equal to 25% of the number of shares of common stock each Investor would purchase in the Offering. The Agreement was terminated on February 8, 2012 because not all the required regulatory approvals necessary to complete the transaction had been received by all of the Investors as of the termination date.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

ECB BANCORP, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: May 15, 2012	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Results of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished, not filed.