Form 10-Q
period 2012-06-30
ECB BANCORP INC
filed 2012-08-14
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

On August 10, 2012, there were 2,849,841 outstanding shares of Registrant’s common stock.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$16,890	$18,363
Interest bearing deposits	61	63
Overnight investments	7,670	6,305

Total cash and cash equivalents	24,621	24,731

Investment securities
Available-for-sale, at market value (cost of $346,271 and $338,685 at June 30, 2012 and December 31, 2011, respectively)	350,779	339,450

Loans held for sale	3,059	2,866

Loans	506,257	496,542
Allowance for loan losses	(10,780)	(12,092)

Loans, net	495,477	484,450

Real estate and repossessions acquired in settlement of loans, net	7,661	6,573
Federal Home Loan Bank common stock, at cost	3,899	3,456
Bank premises and equipment, net	26,111	26,289
Accrued interest receivable	5,030	5,308
Bank owned life insurance	11,981	11,778
Other assets	15,648	16,376

Total	$944,266	$921,277

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$146,326	$135,732
Demand, interest bearing	305,298	270,119
Savings	58,562	55,517
Time	285,302	336,277

Total deposits	795,488	797,645

Accrued interest payable	469	519
Short-term borrowings	42,101	11,679
Long-term obligations	18,000	25,500
Other liabilities	4,948	5,491

Total liabilities	861,006	840,834

Shareholders’ equity
Preferred stock, Series A	17,536	17,454
Common stock, par value $3.50 per share	9,974	9,974
Capital surplus	25,857	25,873
Warrants	878	878
Retained earnings	26,360	25,926
Accumulated other comprehensive income	2,655	338

Total shareholders’ equity	83,260	80,443

Total	$944,266	$921,277

Common shares outstanding	2,849,841	2,849,841
Common shares authorized	50,000,000	50,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000
Non-voting common shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Results of Operations

For the three and six months ended June 30, 2012 and 2011 (unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$6,404	$7,329	$12,773	$14,686
Interest on investment securities:
Interest exempt from federal income taxes	249	117	484	245
Taxable interest income	1,774	2,163	3,656	4,100
Dividend income	14	9	25	18
Other interest income	4	14	6	21

Total interest income	8,445	9,632	16,944	19,070

Interest expense:
Deposits:
Demand accounts	390	505	796	1,062
Savings	60	74	155	127
Time	1,166	1,790	2,436	3,601
Short-term borrowings	95	73	176	142
Long-term obligations	76	145	195	325

Total interest expense	1,787	2,587	3,758	5,257

Net interest income	6,658	7,045	13,186	13,813
Provision for loan losses	866	1,273	866	5,203

Net interest income after provision for loan losses	5,792	5,772	12,320	8,610

Noninterest income:
Service charges on deposit accounts	945	828	1,802	1,593
Other service charges and fees	518	330	847	574
Mortgage origination fees	376	452	782	778
Net gain on sale of securities	279	858	324	884
Income from bank owned life insurance	102	74	203	148
Other operating (expense) income	1	(3)	2	(7)

Total noninterest income	2,221	2,539	3,960	3,970

Noninterest expenses:
Salaries	2,865	2,826	5,784	5,390
Retirement and other employee benefits	815	784	1,918	1,460
Occupancy	518	522	1,048	1,005
Equipment	603	513	1,193	1,072
Professional fees	343	271	562	542
Supplies	41	78	115	129
Telephone	184	189	382	358
FDIC insurance	203	201	407	527
Other outside services	92	162	192	343
Data processing and related expenses	346	83	742	153
Net cost of real estate and repossessions acquired in settlement of loans	463	79	1,147	97
Other operating expenses	784	949	1,685	1,825

Total noninterest expenses	7,257	6,657	15,175	12,901

Income (loss) before income taxes	756	1,654	1,105	(321)

Income tax expense (benefit)	168	509	140	(382)

Net income	588	1,145	965	61

Preferred stock dividends	225	224	449	448
Accretion of discount	41	41	82	82

Income (loss) available to common shareholders	$322	$880	$434	($469)

Net income (loss) per common share—basic	$0.11	$0.31	$0.15	($0.16)

Net income (loss) per common share—diluted	$0.11	$0.31	$0.15	($0.16)

Weighted average common shares outstanding—basic	2,849,841	2,849,841	2,849,841	2,849,841

Weighted average common shares outstanding—diluted	2,849,841	2,849,841	2,849,841	2,849,841

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (unaudited)

For the three and six months ended June 30, 2012 and 2011

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$588	$1,145	$965	$61

Other comprehensive income:
Unrealized gains on available for sale securities arising during the period	3,093	4,404	4,067	4,247
Tax related to unrealized gains	(1,175)	(1,696)	(1,551)	(1,635)
Reclassification to realized gains	(279)	(858)	(324)	(884)
Tax related to realized gains	107	330	125	340

Defined benefit pension plan:
Prior service cost	—	—	—	7
Net loss arising during period	—	—	—	(116)
Tax related to defined benefit pension plan	—	—	—	42

Total other comprehensive income	1,746	2,180	2,317	2,001

Total comprehensive income	$2,334	$3,325	$3,282	$2,062

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2012 and 2011 (unaudited)

(Dollars in thousands, except per share data)

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total
		Number	Amount
Balance January 1, 2011	$17,288	2,849,841	$9,974	$878	$25,852	$28,554	$(1,652)	$80,894

Other comprehensive income	—	—	—	—	—	—	2,001	2,001

Net income	—	—	—	—	—	61		61

Stock based compensation	—	—	—	—	11		—	11

Preferred stock accretion	82	—	—	—	—	(82)	—	—

Cash dividends on preferred stock	—	—	—	—	—	(448)	—	(448)

Cash dividends ($0.07 per share)	—	—	—	—	—	(199)	—	(199)

Balance June 30, 2011	$17,370	2,849,841	$9,974	$878	$25,863	$27,886	$349	$82,320

	Preferred stock, Series A	Common Stock		Common stock warrants	Capital surplus	Retained earnings	Accumulated other comprehensive income	Total
		Number	Amount
Balance January 1, 2012	$17,454	2,849,841	$9,974	$878	$25,873	$25,926	$338	$80,443

Other comprehensive income	—	—	—	—	—	—	2,317	2,317

Net income	—	—	—	—	—	965	—	965

Stock based compensation	—	—	—	—	(16)		—	(16)

Preferred stock accretion	82	—	—	—	—	(82)	—	—

Cash dividends on preferred stock	—	—	—	—	—	(449)	—	(449)

Balance June 30, 2012	$17,536	2,849,841	$9,974	$878	$25,857	$26,360	$2,655	$83,260

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011 - (unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$965	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	757	724
Amortization of premium on investment securities, net	2,502	1,408
Provision for loan losses	866	5,203
Gain on sale of securities	(324)	(884)
Stock based compensation (benefit)	(16)	11
Decrease in accrued interest receivable	278	736
Impairment of real estate and repossessions acquired in settlement of loans	683	—
Loss on sale of real estate and repossessions acquired in settlement of loans	142	26
Income from Bank owned life insurance	(203)	(148)
Originations of mortgage loans held for sale	(31,210)	(29,425)
Proceeds from sale of loans held for sale	31,017	32,117
Decrease in other assets	728	1,697
Increase (decrease) in accrued interest payable	(50)	17
Decrease in other liabilities, net	(1,969)	(1,993)

Net cash provided by operating activities	4,166	9,550

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	74,073	56,536
Proceeds from maturities of investment securities classified as available-for-sale	24,049	25,908
Purchases of investment securities classified as available-for-sale	(107,886)	(104,492)
Purchases of premises and equipment	(579)	(828)
Purchase (sale) of Federal Home Loan Bank common stock	(443)	539
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	909	1,449
Net loan (originations) repayments	(14,715)	17,953

Net cash used by investing activities	(24,592)	(2,935)

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,157)	26,833
Net increase (decrease) in borrowings	22,922	(4,798)
Dividends paid to common shareholders	—	(199)
Dividends paid on preferred stock	(449)	(448)

Net cash provided by financing activities	20,316	21,388

Increase (decrease) in cash and cash equivalents	(110)	28,003
Cash and cash equivalents at beginning of period	24,731	20,166

Cash and cash equivalents at end of period	$24,621	$48,169

Cash paid during the period:
Interest	$3,808	$5,240
Taxes	—	—
Supplemental disclosures of noncash financing and investing activities:
Unrealized gains on available-for-sale securities, net of deferred taxes	$2,317	$2,068
Transfer from loans to real estate and repossessions acquired in settlement of loans	2,822	3,989
Transfer from long-term to short-term borrowings	7,500	7,000

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K should be referenced when reading these unaudited interim financial statements. Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

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

(2) Net Income Per Common Share

Basic net income per common share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of basic net income per common share, restricted stock is considered “contingently issuable” and is not included in the weighted average number of common shares outstanding.

Diluted net income per common share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per common share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. Restricted stock had no dilutive effect on earnings per common share for the six or three-month periods ended June 30, 2012 and June 30, 2011 as there were no shares outstanding during these periods.

In computing diluted net income per common share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per common share for the Company. Diluted weighted average shares outstanding did not increase for the six and three months ended June 30, 2012 or June 30, 2011 as there was no dilutive impact of options for the periods. There were 3,500 options outstanding for both the six and three months ended June 30, 2012, that were not included in the computation of diluted net income per share because the exercise price was above the average market value of the Company’s stock for the periods. As of June 30, 2012, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department was not included in the computation of net income per share for either the six or three-month period because its exercise price exceeded the average market price of the company’s stock for the periods. For the six month period ending June 30, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted earnings per common share as the effect would have been anti-dilutive. For the three month period ending June 30, 2011, the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department and 28,513 options were not included in the computation of diluted earnings per common share because the exercise price exceeded the average market price of the Company’s stock for that period.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income (Loss) Per Common Share for the six months ended June 30.

	Six months ended June 30, 2012 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share	$434	2,849,841	$0.15

Effect of dilutive securities	—	—

Diluted net income per common share	$434	2,849,841	$0.15

	Six months ended June 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per common share	$(469)	2,849,841	$(0.16)

Effect of dilutive securities	—	—

Diluted net loss per common share	$(469)	2,849,841	$(0.16)

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Common Share for the three months ended June 30.

	Three months ended June 30, 2012 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share	$322	2,849,841	$0.11

Effect of dilutive securities	—	—

Diluted net income per common share	$322	2,849,841	$0.11

	Three months ended June 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share	$880	2,849,841	$0.31

Effect of dilutive securities	—	—

Diluted net income per common share	$880	2,849,841	$0.31

(3) Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income (loss) and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The components of comprehensive income for the periods have been presented in the consolidated statements of comprehensive income.

(4) Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the Company’s financial statements.

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

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available-for-sale:

Obligations of states and political subdivisions	$36,655	$1,181	$(57)	$37,779

Mortgage-backed securities	131,169	1,831	(201)	132,799

SBA-backed securities	137,445	2,270	(113)	139,602

Corporate bonds	41,002	337	(740)	40,599

	$346,271	$5,619	$(1,111)	$350,779

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$1,003	$29	$—	$1,032

Obligations of states and political subdivisions	27,855	863	—	28,718

Mortgage-backed securities	130,949	1,460	(117)	132,292

SBA-backed securities	146,195	774	(332)	146,637

Corporate bonds	32,683	88	(2,000)	30,771

	$338,685	$3,214	$(2,449)	$339,450

Gross realized gains and losses on sales of securities for the three and six-month periods ended June 30, 2012 and June 30, 2011 were as follows:

	Six months ended June 30, (Dollars in thousands)
	2012	2011
Gross realized gains	$433	$971
Gross realized losses	(109)	(87)

Net realized gains	$324	$884

	Three months ended June 30, (Dollars in thousands)
	2012	2011
Gross realized gains	$362	$945
Gross realized losses	(83)	(87)

Net realized gains	$279	$858

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following tables set forth the amount of unrealized losses at June 30, 2012 and December 31, 2011 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer.

	June 30, 2012
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Obligations of states and political subdivisions	$5,032	$57	$—	$—	$5,032	$57

Mortgage-backed securities	20,968	201	—	—	20,968	201

SBA-backed securities	19,996	113	—	—	19,996	113

Corporate bonds	15,356	252	8,173	488	23,529	740

Total	$61,352	$623	$8,173	$488	$69,525	$1,111

	December 31, 2011
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Mortgage-backed securities	$25,011	$81	$2,880	$36	$27,891	$117

SBA-backed securities	62,543	332	—	—	62,543	332

Corporate bonds	11,824	485	13,755	1,515	25,579	2,000

Total	$99,378	$898	$16,635	$1,551	$116,013	$2,449

As of June 30, 2012 and December 31, 2011, management concluded that the unrealized losses presented above, which consisted of twenty-five securities at June 30, 2012 and fifty securities at December 31, 2011, are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Bank has the intent to hold these investments for a time necessary to recover their cost and it is not likely that the Bank would be required to sell prior to recovery. The twenty-five securities at June 30, 2012 were comprised of three obligations of states and political subdivisions, five mortgage-backed securities, ten corporate bonds and seven SBA-backed securities. The fifty securities at December 31, 2011 were comprised of twelve mortgage-backed securities, twelve corporate bonds and twenty-six SBA-backed securities. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At June 30, 2012 and December 31, 2011, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Bank was $3.9 million and $3.5 million, respectively. The FHLB paid a dividend for the first quarter of 2012 with an annualized rate of 1.51%. The dividend rate was equal to average three-month LIBOR for the period of January 1, 2012 to March 31, 2012 plus 1.00%, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2012 or December 31, 2011. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Bank.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2012 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)

Obligations of states and political subdivisions:

Due in one through five years	$1,605	1,704

Due in five through ten years	20,196	20,930

Due after ten years	14,854	15,145

Mortgage-backed securities:

Due in one through five years	1,044	1,044

Due in five through ten years	27,230	27,488

Due after ten years	102,896	104,267

SBA-backed securities:

Due in five through ten years	5,190	5,224

Due after ten years	132,255	134,378

Corporate bonds:

Due in one through five years	23,326	23,271

Due in five through ten years	17,675	17,328

Total securities	$346,271	$350,779

Securities with an amortized cost of $186.6 million at June 30, 2012 are pledged as collateral. Of this total, securities with an amortized cost of $60.8 million and fair value of $62.3 million are pledged as collateral for FHLB advances.

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

(6) Loans

Loans at June 30, 2012 and December 31, 2011 classified by type are as follows:

	June 30, 2012	December 31, 2011

Real estate loans:

Construction and land development	$63,041	$67,232

Secured by farmland	27,677	29,947

Secured by residential properties	107,545	110,238

Secured by nonfarm, nonresidential properties	198,221	203,287

Consumer installment	6,028	6,485

Credit cards and related plans	1,723	1,660

Commercial and all other loans:

Commercial and industrial	54,989	45,649

Loans to finance agricultural production	36,840	21,524

All other loans	10,237	10,587

	506,301	496,609

Less deferred fees and costs, net	44	67

	$506,257	$496,542

Included in the above:

Nonaccrual loans	$18,204	$15,973

Restructured loans [1]	10,439	10,138

1.	Restructured loans include loans restructured and still accruing. The Company is not committed to advance additional funds on restructured loans.

There were no loans outstanding that were past due ninety days or more that were still accruing at June 30, 2012 or December 31, 2011.

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

At June 30, 2012 and December 31, 2011, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $49.5 million and $53.2 million, respectively.

Loans with a book value of approximately $25.0 million at June 30, 2012 are pledged as eligible collateral for FHLB advances. Loans with a book value of approximately $25.8 million at December 31, 2011 were pledged as eligible collateral for FHLB advances.

(7) Credit Quality of Loans and Allowance for Loan Losses

The following tables summarize the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the six months ending June 30, 2012 and 2011, and the three months ending June 30, 2012 and 2011:

Allowance for Loan Losses

As of and for the Six Months Ended June 30, 2012

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)

Beginning balance	$3,655	$15	$2,418	$1,740	$46	$18	$555	$115	$26	$3,504	$12,092
Charge-offs	(913)	—	(278)	(892)	(43)	(17)	(421)	—	(99)	—	(2,663)
Recoveries	337	—	47	2	13	3	12	—	71	—	485
Provisions	176	(2)	202	200	134	65	505	(14)	41	(441)	866

Ending Balance	$3,255	$13	$2,389	$1,050	$150	$69	$651	$101	$39	$3,063	$10,780

Ending Balance: individually evaluated for impairment	$575	$—	$617	$180	$—	$—	$20	$—	$—	$—	$1,392

Ending Balance: collectively evaluated for impairment	$2,680	$13	$1,772	$870	$150	$69	$631	$101	$39	$3,063	$9,388

Loans
Ending Balance	$62,944	$27,627	$107,695	$198,007	$6,160	$1,723	$55,005	$36,856	$10,240	$—	$506,257

Ending Balance: individually evaluated for impairment	$8,797	$356	$7,614	$15,093	$—	$—	$417	$—	$—	$—	$32,277

Ending Balance: collectively evaluated for impairment	$54,147	$27,271	$100,081	$182,914	$6,160	$1,723	$54,588	$36,856	$10,240	$—	$473,980

Allowance for Loan Losses

As of and for the Three Months Ended June 30, 2012

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)

Beginning balance	$3,100	$15	$2,486	$1,565	$150	$68	$505	$122	$28	$3,346	$11,385
Charge-offs	(694)	—	(176)	(654)	(2)	(14)	(64)	—	(47)	—	(1,651)
Recoveries	111	—	20	1	12	3	2	—	31	—	180
Provisions	738	(2)	59	138	(10)	12	208	(21)	27	(283)	866

Ending Balance	$3,255	$13	$2,389	$1,050	$150	$69	$651	$101	$39	$3,063	$10,780

Ending Balance: individually evaluated for impairment	$575	$—	$617	$180	$—	$—	$20	$—	$—	$—	$1,392

Ending Balance: collectively evaluated for impairment	$2,680	$13	$1,772	$870	$150	$69	$631	$101	$39	$3,063	$9,388

Loans
Ending Balance	$62,944	$27,627	$107,695	$198,007	$6,160	$1,723	$55,005	$36,856	$10,240	$—	$506,257

Ending Balance: individually evaluated for impairment	$8,797	$356	$7,614	$15,093	$—	$—	$417	$—	$—	$—	$32,277

Ending Balance: collectively evaluated for impairment	$54,147	$27,271	$100,081	$182,914	$6,160	$1,723	$54,588	$36,856	$10,240	$—	$473,980

Allowance for Loan Losses

As of and for the Six Months Ended June 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)

Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247
Charge-offs	(1,917)	—	(704)	(43)	(15)	(9)	(338)	—	(122)	—	(3,148)
Recoveries	6	—	2	—	2	1	78	—	57	—	146
Provisions	3,210	5	1,491	168	31	175	—	(3)	100	26	5,203

Ending Balance	$7,467	$33	$4,239	$1,132	$30	$188	$622	$15	$174	$1,548	$15,448

Ending Balance: individually evaluated for impairment	$1,931	$—	$1,124	$585	$—	$170	$249	$—	$—	$—	$4,059

Ending Balance: collectively evaluated for impairment	$5,536	$33	$3,115	$547	$30	$18	$373	$15	$174	$1,548	$11,389

Loans
Ending Balance	$84,291	$33,641	$117,458	$211,556	$5,191	$2,422	$47,780	$23,715	$16,633	$—	$542,687

Ending Balance: individually evaluated for impairment	$16,331	$—	$8,762	$5,508	$—	$200	$511	$—	$—	$—	$31,312

Ending Balance: collectively evaluated for impairment	$67,960	$33,641	$108,696	$206,048	$5,191	$2,222	$47,269	$23,715	$16,633	$—	$511,375

Allowance for Loan Losses

As of and for the Three Months Ended June 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)

Beginning balance	$7,587	$29	$4,002	$1,118	$16	$189	$1,132	$15	$130	$1,001	$15,219
Charge-offs	(644)	—	(255)	(43)	(6)	—	(84)	—	(56)	—	(1,088)
Recoveries	6	—	1	—	—	1	15	—	21	—	44
Provisions	518	4	491	57	20	(2)	(441)	—	79	547	1,273

Ending Balance	$7,467	$33	$4,239	$1,132	$30	$188	$622	$15	$174	$1,548	$15,448

Ending Balance: individually evaluated for impairment	$1,931	$—	$1,124	$585	$—	$170	$249	$—	$—	$—	$4,059

Ending Balance: collectively evaluated for impairment	$5,536	$33	$3,115	$547	$30	$18	$373	$15	$174	$1,548	$11,389

Loans
Ending Balance	$84,291	$33,641	$117,458	$211,556	$5,191	$2,422	$47,780	$23,715	$16,633	$—	$542,687

Ending Balance: individually evaluated for impairment	$16,331	$—	$8,762	$5,508	$—	$200	$511	$—	$—	$—	$31,312

Ending Balance: collectively evaluated for impairment	$67,960	$33,641	$108,696	$206,048	$5,191	$2,222	$47,269	$23,715	$16,633	$—	$511,375

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

The following tables present loans as of June 30, 2012 and December 31, 2011 classified by risk type:

Credit Quality Indicators

As of June 30, 2012

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$27,929	$19,992	$5,682	$9,341	$62,944
Real Estate—Secured by Farmland	21,265	3,326	2,680	356	27,627
Real Estate—Secured by Residential Properties	59,344	29,079	10,488	8,784	107,695
Real Estate—Secured by Nonfarm Nonresidential	87,857	71,532	19,611	19,007	198,007
Consumer Installment	4,071	1,741	284	64	6,160
Credit Cards and Related Plans	871	580	270	2	1,723
Commercial and Industrial	29,978	19,737	3,627	1,663	55,005
Loans to Finance Agriculture Production	28,582	7,917	357	—	36,856
All Other Loans	5,826	4,390	24	—	10,240

Total	$265,723	$158,294	$43,023	$39,217	$506,257

Credit Quality Indicators

As of December 31, 2011

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$27,833	$23,237	$4,853	$11,204	$67,127
Real Estate—Secured by Farmland	22,008	4,430	3,452	—	29,890
Real Estate—Secured by Residential Properties	60,121	31,146	12,302	6,805	110,374
Real Estate—Secured by Nonfarm Nonresidential	90,099	75,384	18,663	18,917	203,063
Consumer Installment	4,025	2,212	254	129	6,620
Credit Cards and Related Plans	850	529	279	3	1,661
Commercial and Industrial	25,133	16,146	2,686	1,714	45,679
Loans to Finance Agriculture Production	16,473	3,290	584	1,192	21,539
All Other Loans	3,171	7,393	25	—	10,589

Total	$249,713	$163,767	$43,098	$39,964	$496,542

The following tables summarize the past due loans by category as of June 30, 2012 and December 31, 2011:

Past Due Loans

As of June 30, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$178	$76	$5,271	$5,525	$57,419	$62,944
Real Estate Secured by Farmland	—	156	200	356	27,271	27,627
Real Estate Secured by Residential Properties	211	222	2,312	2,745	104,950	107,695
Real Estate Secured by Nonfarm Nonresidential	2,430	210	6,401	9,041	188,966	198,007
Consumer Installment	20	2	7	29	6,131	6,160
Credit Cards and Related Plans	2	—	—	2	1,721	1,723
Commercial and Industrial	101	—	151	252	54,753	55,005
Loans to Finance Agricultural Production	—	—	—	—	36,856	36,856
All Other Loans	—	—	—	—	10,240	10,240

Total	$2,942	$666	$14,342	$17,950	$488,307	$506,257

Non-Accrual Loans Included in above Total	$1,941	$529	$14,342	$16,812	$1,392	$18,204

Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$447	$198	$6,142	$6,787	$60,340	$67,127
Real Estate Secured by Farmland	—	—	—	—	29,890	29,890
Real Estate Secured by Residential Properties	1,055	993	1,278	3,326	107,048	110,374
Real Estate Secured by Nonfarm Nonresidential	2,357	—	4,446	6,803	196,260	203,063
Consumer Installment	65	—	22	87	6,533	6,620
Credit Cards and Related Plans	2	2	—	4	1,657	1,661
Commercial and Industrial	294	—	205	499	45,180	45,679
Loans to Finance Agricultural Production	—	—	—	—	21,539	21,539
All Other Loans	—	—	—	—	10,589	10,589

Total	$4,220	$1,193	$12,093	$17,506	$479,036	$496,542

Non-Accrual Loans Included in above Total	$1,426	$588	$12,093	$14,107	$1,866	$15,973

The following tables summarize impaired loans as of June 30, 2012, June 30, 2011 and December 31, 2011. The recorded investment balance includes the loan balance, deferred fees that have yet to be recognized and accrued interest. The deferred fees that have yet to be recognized are not material amounts.

Impaired Loans

	Balance at June 30, 2012			Six Months Ended June 30, 2012		Three Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$5,750	$7,219	$—	$5,791	$49	$5,552	$22
Real Estate Secured by Farmland	356	356	—	119	3	237	2
Real Estate Secured by Residential Properties	2,180	2,329	—	1,830	28	2,074	14
Real Estate Secured by Nonfarm Nonresidential	11,682	12,835	—	8,227	93	9,303	40
Consumer Installment	—	—	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	219	217	—	300	12	296	9
Loans to Finance Agricultural Production	—	—	—	293	9	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with no related allowance	$20,187	$22,956	$—	$16,560	$194	$17,462	$87

With an allowance recorded:
Real Estate Construction and Land Development	$3,055	$3,472	$575	$3,321	$28	$2,738	$11
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	5,444	5,431	617	5,286	80	5,441	38
Real Estate Secured by Nonfarm Nonresidential	3,430	3,423	180	7,622	87	6,468	27
Consumer Installment	—	—	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	199	199	20	124	5	67	2
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with related allowance recorded	$12,128	$12,525	$1,392	$16,353	$200	$14,714	$78

Total
Construction and Land Development	$8,805	$10,691	$575	$9,112	$77	$8,290	$33
Residential	7,624	7,760	617	7,116	108	7,515	52
Commercial	15,886	17,030	200	16,685	209	16,371	80
Consumer	—	—	—	—	—	—	—

Total impaired loans	$32,315	$35,481	$1,392	$32,913	$394	$32,176	$165

Impaired Loans

	Balance at June 30, 2011			Six Months Ended June 30, 2011		Three Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$7,995	$11,610	$—	$7,819	$82	$7,105	$33
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	3,860	4,222	—	3,846	38	3,855	22
Real Estate Secured by Nonfarm Nonresidential	2,501	2,544	—	1,517	24	2,183	17
Consumer Installment	—	—	—		—		—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	175	449	—	366	7	298	2
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with no related allowance	$14,531	$18,825	$—	$13,548	$151	$13,441	$74

With an allowance recorded:
Real Estate Construction and Land Development	$8,267	$9,996	$1,931	$8,206	$86	$8,791	$40
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	5,042	4,901	1,124	3,912	39	4,904	28
Real Estate Secured by Nonfarm Nonresidential	3,011	3,076	585	3,245	51	3,089	24
Consumer Installment	—	—	—	—	—	—	—
Credit Cards and Related Plans	201	200	170	200	6	200	3
Commercial and Industrial	301	300	249	404	8	358	2
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with related allowance recorded	$16,822	$18,473	$4,059	$15,967	$190	$17,342	$97

Total
Construction and Land Development	$16,262	$21,606	$1,931	$16,025	$168	$15,896	$73
Residential	8,902	9,123	1,124	7,758	77	8,759	50
Commercial	5,988	6,369	834	5,532	90	5,928	45
Consumer	201	200	170	200	6	200	3

Total impaired loans	$31,353	$37,298	$4,059	$29,515	$341	$30,783	$171

Impaired Loans

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Real Estate Construction and Land Development	$6,280	$11,137	$—
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	2,135	2,611	—
Real Estate Secured by Nonfarm Nonresidential	7,075	7,484	—
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	379	500	—
Loans to Finance Agricultural Production	1,109	1,110	—
All Other Loans	—	—	—

Total impaired loans with no related allowance	$16,978	$22,842	$—

With an allowance recorded:
Real Estate Construction and Land Development	$3,806	$3,794	$637
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	3,391	3,382	480
Real Estate Secured by Nonfarm Nonresidential	6,976	6,957	1,181
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	186	186	165
Loans to Finance Agricultural Production	—	—	—
All Other Loans	—	—	—

Total impaired loans with related allowance recorded	$14,359	$14,319	$2,463

Total
Construction and Land Development	$10,086	$14,931	$637
Residential	5,526	5,993	480
Commercial	15,725	16,237	1,346
Consumer	—	—	—

Total impaired loans	$31,337	$37,161	$2,463

The following table presents nonaccrual loans as of June 30, 2012 and December 31, 2011 by loan category:

Nonaccrual Loans

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Real Estate Construction and Land Development	$5,716	$6,795
Real Estate Secured by Farmland	356	—
Real Estate Secured by Residential Properties	2,620	2,113
Real Estate Secured by Nonfarm Nonresidential	9,328	6,767
Consumer Installment	7	22
Credit Cards and Related Plans	—	—
Commercial and Industrial	177	276
Loans to Finance Agricultural Production	—	—
All Other Loans	—	—

Total	$18,204	$15,973

Interest income not recognized due to loans being on nonaccrual status during the three and six month period ended June 30, 2012 was approximately $250 thousand and $451 thousand, respectively. Interest income not recognized due to loans being on nonaccrual status during the three and six month period ended June 30, 2011 was approximately $217 thousand and $408 thousand, respectively.

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

For the three and six months ended June 30, 2012 the following table presents a breakdown of the types of concessions made by loan class. The recorded investment balances presented are balances at the time of concessions.

	Three Months ended June 30, 2012			Six Months ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
			(Dollars in thousands)
Below market interest rate:
Real Estate Secured by Residential Properties	—	$—	$—	1	$1,943	$1,943

Total below market interest rate	—	$—	$—	1	$1,943	$1,943

Extended payment terms:
Real Estate construction and land development	1	$503	$503	1	$503	$503
Commercial and Industrial	1	18	18	1	18	18

Total Extended Payment Terms	2	$521	$521	2	$521	$521

Total	2	$521	$521	3	$2,464	$2,464

The following table presents the successes and failures of the types of modifications within the previous twelve months as of June 30, 2012. The recorded investment balances presented are as of June 30, 2012.

	Paid in Full		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate	—	$—	3	$3,202	1	$617	—	$—
Extended payment terms	—	—	8	1,858	—	—	—	—
Forgiveness of principal	—	—	—	—	—	—	—	—

Total	—	—	11	$5,060	1	617	—	—

There was one loan with a recorded investment of $617 thousand that is included in the table above that was placed on non-accrual in a prior period. While the loan was not ninety days past due, it was moved into nonaccrual status due to payment concerns. There were no loans that were restructured during the twelve months ending on June 30, 2012 as a result of payment default.

(8) Benefit Plans

Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the six- and three-month periods ended June 30, 2012 and 2011 includes the following components.

	Six months ended June 30, (Dollars in thousands)
	2012	2011
Components of net periodic cost:
Service cost	$4	$4
Interest cost	18	18
Prior service cost	—	—
Amortization of (gain) loss	6	—

Net periodic postretirement benefit cost	$28	$22

	Three months ended June 30, (Dollars in thousands)
	2012	2011
Components of net periodic cost:
Service cost	$2	$2
Interest cost	9	9
Prior service cost	—	—
Amortization of (gain) loss	3	—

Net periodic postretirement benefit cost	$14	$11

The Company expects to contribute $56 thousand to its postretirement benefit plan in 2012. No contributions were made in the first six months of 2012. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2011.

Stock Option and Restricted Option Plans

On June 7, 2012, the stockholders of the Company approved amendments to the Company’s 2008 Omnibus Equity Plan (the “Plan”) that would increase by 190,100 the number of shares reserved under the Plan, permit nonemployee directors of the Company to participate in the Plan and increase the types of awards available for approval under the Plan. These types of awards may include restricted stock units, stock appreciation rights or similar forms of equity compensation that are valued by reference to the Company’s common stock.

During the six months ended June 30, 2012, 25,013 stock options were forfeited. During the three months ended June 30, 2012, 5,457 stock options were forfeited. There was no other activity during the quarter.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011. For short-term financial assets such as cash and cash equivalents, accrued interest receivable and loans held for sale the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, savings deposits, short-term borrowing and accrued interest payable the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying Amount		Fair Value Measurements Using
(Dollars in thousands)		Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24,621	$24,621	$24,621	$—	$—
Investment securities	350,779	350,779	161,317	187,624	1,838
FHLB stock	3,899	3,899	—	3,899	—
Accrued interest receivable	5,030	5,030	—	5,030	—
Net loans	495,477	492,950	—	—	492,950
Loans held for sale	3,059	3,059	—	3,059	—
Liabilities
Demand, noninterest bearing deposits	$146,326	$146,326	$—	$146,326	$—
Demand, interest-bearing deposits	305,298	305,298	—	305,298	—
Savings deposits	58,562	58,562	—	58,562	—
Time deposits	285,302	291,019	—	291,019	—
Accrued interest payable	469	469	—	469	—
Short-term borrowing	42,101	42,101	—	42,101	—
Long-term borrowing	18,000	18,710	—	18,710	—

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements Using
(Dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24,731	$24,731	$24,731	$—	$—
Investment securities	339,450	339,450	151,714	186,094	1,642
FHLB stock	3,456	3,456	—	3,456	—
Accrued interest receivable	5,308	5,308	—	5,308	—
Net loans	484,450	482,851	—	—	482,851
Loans held for sale	2,866	2,866	—	2,866	—
Liabilities
Demand, noninterest bearing deposits	$135,732	$135,732	$—	$135,732	$—
Demand, interest-bearing deposits	270,119	270,119	—	270,119	—
Savings deposits	55,517	55,517	—	55,517	—
Time deposits	336,277	343,374	—	343,374	—
Accrued interest payable	519	519	—	519	—
Short-term borrowing	11,679	11,679	—	11,679	—
Long-term borrowing	25,500	26,296	—	26,296	—

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At June 30, 2012 and December 31, 2011, the amount of fair value associated with these interest rate lock commitments was $131 thousand and $76 thousand, respectively, which is included in other assets. Fair value associated with the interest rate lock commitments are classified as Level 3 measurements due to the use of significant management judgment and estimation. Forward loan sale commitments have been deemed insignificant for both periods.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The fair values of impaired loans are generally based on judgment and therefore are considered to be level 3 assets.

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

Assets recorded at fair value on a recurring basis

June 30, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale

Obligations of states and political subdivisions	$37,779	$3,903	$33,876	$—

Mortgage-backed securities	132,799	19,463	113,336	—

SBA-backed securities	139,602	137,951	1,651	—

Corporate bonds	40,599	—	38,761	1,838

Total Securities	350,779	161,317	187,624	1,838

Interest rate lock commitments	131	—	—	131

Total assets at fair value	$350,910	$161,317	$187,624	$1,969

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale

Government-sponsored enterprises and FFCB bonds	$1,032	$—	$1,032	$—

Obligations of states and political subdivisions	28,718	6,752	21,966	—

Mortgage-backed securities	132,292	—	132,292	—

SBA-backed securities	146,637	144,962	1,675	—

Corporate bonds	30,771	—	29,129	1,642

Total Securities	339,450	151,714	186,094	1,642

Interest rate lock commitments	76	—	—	76

Total assets at fair value	$339,526	$151,714	$186,094	$1,718

Assets recorded at fair value on a nonrecurring basis

June 30, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans

Real estate—construction and land development	$6,128	$—	$—	$6,128

Real estate—secured by residential properties	5,240	—	—	5,240

Real estate—secured by nonfarm nonresidential properties	7,324	—	—	7,324

Commercial and industrial	179	—	—	179

Total impaired loans	18,871	—	—	18,871

Real estate and repossessions acquired in settlement of loans

Total real estate and repossessions acquired in settlement of loans	7,661	—	—	7,661

Total assets at fair value	$26,532	$—	$—	$26,532

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans

Real estate—construction and land development	$9,169	$—	$—	$9,169

Real estate—secured by residential properties	3,893	—	—	3,893

Real estate—secured by nonfarm nonresidential properties	8,805	—	—	8,805

Commercial and industrial	196	—	—	196

Total impaired loans	22,063	—	—	22,063

Real estate and repossessions acquired in settlement of loans

Real estate and repossessions acquired in settlement of loans	6,573	—	—	6,573

Total assets at fair value	$28,636	$—	$—	$28,636

As of June 30, 2012 there were $6.7 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2011. These obligations of states and political subdivisions were transferred from Level 1 to Level 2 during the first six months of 2012 because the December 31, 2011 pricing was based on the Company’s actual trades for the securities at initial purchase while the June 30, 2012 pricing was through a pricing system.

During the first six months of 2012 and 2011 there were no investment securities transferred in or out of Level 3. The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six month periods of 2012 and 2011.

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,642	$76	$1,718
Total gains or losses (realized/unrealized):
Included in earnings	—	35	35
Included in other comprehensive income	147	—	147
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, Mach 31, 2012	$1,789	$111	$1,900
Total gains or losses (realized/unrealized):
Included in earnings	—	20	20
Included in other comprehensive income	49	—	49
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, June 30, 2012	$1,838	$131	$1,969

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,716	$101	$1,817
Total gains or losses (realized/unrealized):
Included in earnings	—	(6)	(6)
Included in other comprehensive income	(392)	—	(392)
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, Mach 31, 2011	$1,324	$95	$1,419
Total gains or losses (realized/unrealized):
Included in earnings	—	(25)	(25)
Included in other comprehensive income	167	—	167
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, June 30, 2011	$1,491	$70	$1,561

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Level 3 Assets with Significant Unobservable Inputs	Fair Value At 6/30/2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Corporate Bonds	$965	Fundamental Analysis	Spread	+550 BBB
		Pricing Model		Bank Paper
			Yield	9.89%

Corporate Bonds	873	Fundamental Analysis	Spread	+650 LIBOR
		Pricing Model		Index
			Yield	6.96%

Interest Rate Lock Commitments	131	Pricing Model	Weighted average Closing Ratio	90%

Impaired Loans	18,871	Discounted appraisals (1)	Appraisal adjustments (2)	5% to 85%

OREO	7,661	Discounted appraisals (1)	Appraisal adjustments (2)	5% to 70%

(1)	Fair value is generally based on appraisals of the underlying collateral but is also based on discounted cash flows for some loans.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Impaired loans and real estate and repossessions acquired in settlement of loans classified as Level 3 are based on management’s judgment and estimation.

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

(11) Regulatory Matters

Bancorp’s and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions	Minimum ratio required for capital adequacy purposes	Bancorp’s Ratio	Bank’s Ratio
As of June 30, 2012:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.09	12.09
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.35	13.35
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.85	13.85
As of June 30, 2011:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.39%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.20	12.20
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.46	13.46

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

As of June 30, 2012, we had consolidated assets of approximately $944.3 million, total loans of approximately $506.3 million, total deposits of approximately $795.5 million and shareholders’ equity of approximately $83.3 million. For the three months ended June 30, 2012, we had income available to common shareholders of $322 thousand or $0.11 basic and diluted earnings per share, compared to income available to common shareholders of $880 thousand, or $0.31 basic and diluted earnings per share for the three months ended June 30, 2011. For the six months ended June 30, 2012, we had net income available to common shareholders of $434 thousand or $0.15 basic and diluted income per share, compared to a loss attributable to common shareholders of $469 thousand or $0.16 basic and diluted loss per share for the six months ended June 30, 2011.

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

Comparison of the Results of Operations for the Three- and Six-Month Periods Ended June 30, 2012 and 2011

The following table summarizes components of income and expense and the changes in those components for the three- and six-month periods ended June 30, 2012 as compared to the same periods in 2011.

Condensed Consolidated Results of Operations

(Dollars in thousands)

	For the Three Months Ended June 30, 2012	Changes from the Prior Year		For the Six Months Ended June 30, 2012	Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$8,445	$(1,187)	(12.3)	$16,944	$(2,126)	(11.1)
Total interest expense	1,787	(800)	(30.9)	3,758	(1,499)	(28.5)

Net interest income	6,658	(387)	(5.5)	13,186	(627)	(4.5)
Provision for loan losses	866	(407)	(32.0)	866	(4,337)	(83.4)

Net interest income after
Provision for loan losses	5,792	20	0.3	12,320	3,710	43.1
Noninterest income	2,221	(318)	(12.5)	3,960	(10)	(0.3)
Noninterest expense	7,257	600	9.0	15,175	2,274	17.6

Income before income taxes	756	(898)	(54.3)	1,105	1,426	(444.2)
Income tax provision	168	(341)	(67.0)	140	522	(136.6)

Net income	588	(557)	(48.6)	965	904	1,482.0
Preferred stock dividend and accretion of discount	266	1	0.4	531	1	0.2

Net income available to common shareholders	$322	$(558)	(63.4)	$434	$903	(192.5)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended June 30, 2012 was $6.7 million, a decrease of $387 thousand or 5.5% when compared to net interest income of $7.0 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, net interest income was $13.2 million, a decrease of $627 thousand or 4.5% when compared to net interest income of $13.8 million for the same period in 2011.

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

Interest income decreased $1.2 million or 12.3% for the three months ended June 30, 2012 compared to the same three months of 2011. Interest income decreased $2.1 million or 11.1% for the six months ended June 30, 2012 compared to the same six months in 2011. The decreases for the three and six months ended June 30, 2012 are due to the decreases in the rates earned on our average earning assets and a decrease in the volume of these earning assets. The tax equivalent yield on average earning assets decreased 48 basis points for the quarter ended June 30, 2012 to 4.08% from 4.56% for the same period in 2011. For the first six months of 2012, the yield on average earning assets, on a tax-equivalent basis, decreased 45 basis points to 4.13% compared to 4.58% for the six months ended June 30, 2011. Management attributes the decrease in the yield on our earning assets to the continued low level of market interest rates and the decline in volume of higher yielding loans which were replaced by lower yielding securities. Yields on our taxable securities decreased approximately 78 and 67 basis points for the three- and six-month periods ending June 30, 2012, respectively, as compared to the same periods last year as securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds during the second quarter of 2012 was 1.02%, a decrease of 40 basis points when compared to 1.42% for the second quarter of 2011. Average rates paid on bank certificates of deposit decreased 26 basis points from 1.83% for the quarter ended June 30, 2011 to 1.57% for the quarter ended June 30, 2012, while our average cost of borrowed funds decreased 76 basis points during the second quarter of 2012 compared to the same period in 2011. Total interest expense decreased $800 thousand or 30.9% during the second quarter of 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities. For the six months ended June 30, 2012, our cost of funds was 1.08%, a decrease of 38 basis points when compared to 1.46% for the same period in 2011. Average rates paid on bank certificates of deposit decreased 27 basis points from 1.86% to 1.59% for the first six months of 2012, while our cost of borrowed funds decreased 72 basis points compared to the same period a year ago. Total interest expense decreased $1.5 million or 28.5% during the six months of 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities decreased approximately $23.3 million for the six months of 2012 compared with the same period in 2011.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2012 was 3.23% compared to 3.35% in the second quarter of 2011, while our net interest spread decreased 7 basis points during the same period. For the six months ended June 30, 2012, our net interest margin, on a tax-equivalent basis, was 3.22% compared to 3.33% in the six months of 2011 while our net interest spread decreased 7 basis points.

Average interest-bearing liabilities, as a percentage of interest-earning assets, for the quarters ended June 30, 2012 and 2011 were 83.7% and 85.8%, respectively. For the six months ended June 30, 2012, average interest-bearing liabilities as a percentage of interest-earning assets were 83.8% compared to 86.1% for the six months ended June 30, 2011.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax Equivalent Basis

For the three months ended

	June 30, 2012			June 30, 2011
	Average Balance	Yield/ Rate (5)	Income/ Expense	Average Balance	Yield/ Rate (5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$488,307	5.26%	$6,404	$530,303	5.54%	$7,329
Taxable securities	314,301	2.28%	1,788	284,997	3.06%	2,172
Non-taxable securities (2)	33,457	4.52%	377	11,555	6.15%	177
Other investments	6,229	0.26%	4	25,123	0.22%	14

Total interest-earning assets	842,294	4.08%	$8,573	851,978	4.56%	$9,692
Cash and due from banks	13,344			12,160
Bank premises and equipment, net	26,267			26,677
Other assets	39,973			36,272

Total assets	$921,878			$927,087

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$646,656	1.00%	$1,616	$685,641	1.39%	$2,369
Short-term borrowings	40,291	0.95%	95	17,544	1.67%	73
Long-term obligations	18,000	1.69%	76	27,500	2.11%	145

Total interest-bearing liabilities	704,947	1.02%	1,787	730,685	1.42%	2,587
Non-interest-bearing deposits	129,466			110,824
Other liabilities	5,419			5,358
Shareholders’ equity	82,046			80,220

Total liabilities and Shareholders’ equity	$921,878			$927,087

Net interest income and net interest margin (FTE) (3)		3.23%	$6,786		3.35%	$7,105

Interest rate spread (FTE) (4)		3.06%			3.14%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $128 thousand and $60 thousand for periods ended June 30, 2012 and 2011, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

For the six months ended

	June 30, 2012			June 30, 2011
	Average Balance	Yield/ Rate (5)	Income/ Expense	Average Balance	Yield/ Rate (5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$484,947	5.31%	$12,773	$538,722	5.50%	$14,686
Taxable securities	317,912	2.33%	3,681	276,360	3.00%	4,118
Non-taxable securities (2)	32,796	4.51%	733	12,098	6.19%	371
Other investments	4,803	0.25%	6	18,181	0.23%	21

Total interest-earning assets	840,458	4.13%	$17,193	845,361	4.58%	$19,196
Cash and due from banks	13,231			12,736
Bank premises and equipment, net	26,301			26,725
Other assets	39,724			35,363

Total assets	$919,714			$920,185

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$648,781	1.05%	$3,387	$682,103	1.42%	$4,790
Short-term borrowings	34,536	1.03%	176	15,447	1.85%	142
Long-term obligations	21,049	1.87%	195	30,141	2.17%	325

Total interest-bearing liabilities	704,366	1.08%	3,758	727,691	1.46%	5,257
Non-interest-bearing deposits	128,092			106,402
Other liabilities	5,625			5,650
Shareholders’ equity	81,631			80,442

Total liabilities and Shareholders’ equity	$919,714			$920,185

Net interest income and net interest margin (FTE) (3)		3.22%	$13,435		3.33%	$13,939

Interest rate spread (FTE) (4)		3.05%			3.12%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $249 thousand and $126 thousand for periods ended June 30, 2012 and 2011, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended June 30, 2012 and 2011

Increase (Decrease) in interest income and expense due to changes in:

	2012 compared to 2011
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$(566)	$(359)	$(925)
Taxable securities	195	(579)	(384)
Non-taxable securities (2)	291	(91)	200
Other investments	(11)	1	(10)

Interest income	(91)	(1,028)	(1,119)
Interest-bearing deposits	(116)	(637)	(753)
Short-term borrowings	74	(52)	22
Long-term obligations	(45)	(24)	(69)

Interest expense	(87)	(713)	(800)

Net interest income	$(4)	$(315)	$(319)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $128 thousand and $60 thousand for periods ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012 and 2011

Increase (Decrease) in interest income and expense due to changes in:

	2012 compared to 2011
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Loans	$(1,441)	$(472)	$(1,913)
Taxable securities	550	(987)	(437)
Non-taxable securities (2)	549	(187)	362
Other investments	(16)	1	(15)

Interest income	(358)	(1,645)	(2,003)
Interest-bearing deposits	(204)	(1,199)	(1,403)
Short-term borrowings	136	(102)	34
Long-term obligations	(91)	(39)	(130)

Interest expense	(159)	(1,340)	(1,499)

Net interest income	$(199)	$(305)	$(504)

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable equivalent adjustment was $249 thousand and $126 thousand for periods ended June 30, 2012 and 2011, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during both the three and six months ended June 30, 2012 was $0.9 million. The provision for loan losses charged to operations during the three and six months ended June 30, 2011 was $1.3 million and $5.2 million, respectively. The decrease for the three and six-month periods reflects decrease in total loans outstanding, reduced charge-off levels for the six month period, and adjustments for loan loss migrations within the portfolio as previously announced. The Bank had net charge-offs of $1.5 million for the quarter ended June 30, 2012 compared to net charge-offs of $1.1 million during the second quarter of 2011. For the six-month periods ended June 30, 2012 and 2011, the Bank had net charge-offs of $2.2 million and $3.1 million, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in this discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and six-month periods ended June 30, 2012 and 2011.

	For the Three Months Ended June 30, 2012	Changes from the Prior Year		For the Six Months Ended June 30, 2012	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$945	$117	14.1	$1,802	$209	13.1
Other service charges and fees	518	188	57.0	847	273	47.6
Mortgage origination fees	376	(76)	(16.8)	782	4	0.5
Net gain on sale of securities	279	(579)	(67.5)	324	(560)	(63.3)
Income from bank owned life insurance	102	28	37.8	203	55	37.2
Other operating expense	1	4	(133.3)	2	9	(128.6)

Total noninterest income	$2,221	$(318)	(12.5)	$3,960	$(10)	(0.3)

Noninterest income decreased $318 thousand or 12.5% to $2.2 million for the second quarter of this year compared to $2.5 million for the same period in 2011. For the six months ended June 30, 2012 noninterest income decreased $10 thousand or 0.3% to $4.0 million compared to $4.0 million for the same period in 2011. The decrease in noninterest income in the second quarter of 2012 as compared to the same quarter of 2011 is primarily due to a decrease in net gain on sale of securities of $579 thousand. The year to date decrease in noninterest income is primarily the result of a decrease in net gains on the sale of securities of $560 thousand which was offset by increases in service charges on deposit accounts and other service charges and fees. Service charges on deposit accounts increased $117 thousand and $209 thousand, respectively, for the three and six months ended June 30, 2012 as compared to the same periods in 2011 mainly due to an increase in cardholder fees. Other service charges and fees increased $188 thousand and $273 thousand, respectively, for the three and six months ended June 30, 2012 as compared to the same periods in 2011. The primary reason for the increase is an increase in merchant processing fees. Mortgage loan origination fees decreased $76 thousand and increased $4 thousand, respectively, for the three and six months ended June 30, 2012 as compared to the same periods in 2011. Income from bank owned life insurance increased $28 thousand and increased $55 thousand, respectively, for the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to the Bank increasing the investment in bank owned life insurance late in 2011.

Noninterest Expense

Noninterest expense increased 9.0% and 17.6%, respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The following table presents the components of noninterest expense for the three and six months ended June 30, 2012 and dollar and percentage changes from the prior year.

	For the Three Months Ended June 30, 2012	Changes from the Prior Year		For the Six Months Ended June 30, 2012	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,865	$39	1.4	$5,784	$394	7.3
Retirement and other employee benefits	815	31	4.0	1,918	458	31.4
Occupancy	518	(4)	(0.8)	1,048	43	4.3
Equipment	603	90	17.5	1,193	121	11.3
Professional fees	343	72	26.6	562	20	3.7
Supplies	41	(37)	(47.4)	115	(14)	(10.9)
Communications/Data lines	184	(5)	(2.6)	382	24	6.7
FDIC deposit insurance	203	2	1.0	407	(120)	(22.8)
Other outside services	92	(70)	(43.2)	192	(151)	(44.0)
Data processing and related expenses	346	263	316.9	742	589	385.0
Net cost of real estate and repossessions acquired in settlement of loans	463	384	486.1	1,147	1,050	1,082.5
Other operating expenses	784	(165)	(17.4)	1,685	(140)	(7.7)

Total noninterest expenses	$7,257	$600	9.0	$15,175	$2,274	17.6

Salary expense for the three and six months ended June 30, 2012 increased $39 thousand and $394 thousand, respectively, compared to the same prior year periods. During 2011, we continued to expand the Bank’s infrastructure to support asset growth as outlined in our five-year strategic plan and implemented several initiatives to improve our customer service delivery. While the following initiatives took place in 2011 their full impact was not reflected in the first six months of 2011. A portion of the increase in salary expense can be attributed to the successful implementation of a fully staffed and functioning Customer Care Center that manages various communication channels and contact points for the customer. This allows customers to utilize phone, email, website and online banking to receive immediate responses to questions they have regarding their Bank accounts or other services offered by the Bank. The Customer Care Center is part of the Bank’s continued development of its Customer Experience strategy designed to focus on improving the experience customers have, whether it be interacting with a branch or the many “banking channels” offered to maintain their banking relationship with ECB. We also made staff additions to our Agriculture Lending business unit during 2011 as we continue to expand our presence and expertise to capture attractive lending opportunities within our eastern North Carolina footprint. Expansion of our Bank support infrastructure came in several forms during 2011, the Bank added additional staff in the areas of Information Technology, Risk Management, Asset Review, Human Resources, Training, Marketing and Special Assets. As of June 30, 2012, we had 249 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office. As of June 30, 2011, we had 246 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office.

Employee related benefits expense for the three and six months ended June 30, 2012 increased $31 thousand and $458 thousand, respectively, compared to the same prior year periods. The increase is associated with the increase in salaries mentioned above and an increase in supplemental employee retirement plan expense, as a result of a change in the discount rate, during the six month period.

Occupancy expense for the three and six months ended June 30, 2012 decreased $4 thousand and increased $43 thousand, respectively, compared to the same prior year periods. The increase for the six month period is related to increase in janitorial services expense.

Equipment expense for the three and six months ended June 30, 2012 increased $90 thousand and $121 thousand, respectively, compared to the same prior year periods. The increases are related to an increase in equipment and software maintenance expense.

Professional fees, which include consulting, audit and legal fees, increased $72 thousand for the three months ended June 30, 2012 compared to the same period of 2011 and increased $20 thousand when compared on a year to date basis to the prior year period. Consulting expense during the second quarter decreased $59 thousand and, on a year to date basis, consulting expense decreased $24 thousand in 2012 when compared to the same period in 2011. Audit and accounting fees in the second quarter of 2012 increased $88 thousand from the prior year period and for the six-month period ended June 30, 2012 audit fees increased $10 thousand over the prior year six-month period. Legal expense during the second quarter of 2012 increased $43 thousand and, on a year to date basis, legal expense increased $34 thousand as of June 30, 2012 when compared to the same period in 2011.

FDIC deposit insurance expenses increased $2 thousand for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. For the six-month period ended June 30, 2012, FDIC deposit insurance expense decreased $120 thousand over the six-month period ended June 30, 2011. The decrease for the six-month period was due to a change made by the FDIC in its assessment calculations in 2011.

Other outside services expense for the three and six months ended June 30, 2012 decreased $70 thousand and $151 thousand, respectively, compared to the same prior year periods.

Data processing services expense, which primarily consist of check and deposit item processing, nightly update of loan, deposit and general ledger balances, ATM/ EFT network management and On-line Banking, for the three months ended June 30, 2012 was $346 thousand compared to $83 thousand for the three months ended June 30, 2011. Data processing services expense for the six months ended June 30, 2012 was $742 thousand compared to $153 thousand for the six months ended June 30, 2011. In May of 2011, the Bank outsourced all of its core bank data processing under agreement with InfoTech Alliance Bank Services (“ITA”) using the FIS integrated HORIZON banking system. Prior to the core system conversion in May, the Bank only outsourced its item processing through ITA while maintaining an in-house core processing system, ATM/EFT network and On-line Banking package. During the three and six month periods ending June 30, 2011, expense related to our On-line Banking totaled approximately $84 thousand and $139 thousand, respectively, and was included in Other Outside Services. Our second quarter 2011 and year-to-date expense as of June 30, 2011 for our ATM/EFT network management totaled approximately $66 thousand and $132 thousand, respectively, and was included in Other Operating Expense. In addition, the Bank implemented a number of ancillary systems including an advanced data reporting interface, customer relationship management system, fraud monitoring system, teller system, and real-time online banking among others. These additional systems also added to the increase in data processing services expense in the three and six month periods ending June 30, 2012 when compared to 2011.

Net cost of real estate and repossessions acquired in the settlement of loans expense for the three and six months ended June 30, 2012 increased $0.4 million and $1.1million compared to the same prior year period. The increases are mainly attributable to impairments of real estate.

Income Taxes

Income tax expense for the three months ended June 30, 2012 and 2011 was $168 thousand and $509 thousand, respectively, resulting in effective tax rates of 22.2% and 30.8%, respectively. For the six-month period ending June 30, 2012, there was a tax expense of $140 thousand compared to an income tax benefit of $382 thousand for the same period of 2011, which resulted in effective tax rates of 12.7% and 119.0%, respectively.

Deferred tax assets are recognized for temporary deductible differences and operating loss and tax credit carryforwards. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence. Included in our analysis, which receives significant weight, is the 3-year cumulative loss test. The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period. If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary. As of June 30, 2012, the Company did not pass the cumulative loss test by $2.9 million. Management has evaluated, among other factors, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of June 30, 2012, our recorded net deferred tax asset was $6.8 million and at this time management has concluded that the net deferred tax asset is fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to realize the deferred tax asset in the future.

Financial Condition

Balance Sheet

Our total assets were $944.3 million at June 30, 2012, $921.3 million at December 31, 2011 and $941.5 million at June 30, 2011. Short-term borrowing growth funded our year-over-year asset growth. For the twelve months ended June 30, 2012, our loans declined $36.4 million or 6.7% while our deposits declined by approximately $17.3 million or 2.1%. Year-over-year, our earning assets declined by $9.1 million primarily through reductions in loans and overnight investment which were offset by additions to our available-for-sale investment securities portfolio. For the six months ended June 30, 2012, our loans outstanding increased $9.7 million and deposits decreased by $2.2 million.

Loans

As of June 30, 2012, total loans were $506.3 million, up 2.0% from total loans of $496.5 million at December 31, 2011 and down 6.7% from total loans of $542.7 million at June 30, 2011. The decline in loans year-over-year and the limited growth for the six months ending June 30, 2012 can be attributed to continued weak economic conditions. Loans as of June 30, 2012 were up $14.9 million or 3.0% compared to March 31, 2012 which is attributed to an increase of $15.1 in loans to finance agricultural production.

Asset Quality

At June 30, 2012, our allowance for loan losses as a percentage of loans was 2.13%, down from 2.85% at June 30, 2011 and 2.44% at December 31, 2011. The decrease can be attributable to a significant decline in the outstanding balance of construction and land development loans. Additionally, the overall risk grade of the remaining loans within these segments has improved. Given the significance of historical loss rates attributable to these loan segments, the declining loan balances and improved average risk grades had a substantial impact on our general reserves. Also, growth in loans during the second quarter of 2012 was driven by an increase in loans to finance agriculture production which have 0% loss rates over the last two years. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally.

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

Net charge-offs for the first six months of 2012 totaled $2.2 million compared to net charge-offs of $3.0 million during the first six months of 2011. The provision for loan losses charged to operations for the six months ended June 30, 2012 and 2011 was $0.9 million and $5.2 million, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2012 and 2011.

Analysis of Changes in Allowance for Loan Losses

	For the six months Ended June 30,
	2012	2011
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$506,257	$542,687

Average loans outstanding-gross	$494,162	$551,356

Allowance for loan losses at beginning of period	$12,092	$13,247
Loans charged off:
Real estate	(2,083)	(2,664)
Installment loans	(43)	(15)
Credit cards and related plans	(17)	(9)
Demand deposit overdraft program	(99)	(92)
Commercial and all other loans	(421)	(368)

Total charge-offs	(2,663)	(3,148)

Recoveries of loans previously charged off:
Real estate	386	8
Installment loans	13	2
Credit cards and related plans	3	1
Demand deposit overdraft program	71	57
Commercial and all other loans	12	78

Total recoveries	485	146

Net charge offs	(2,178)	(3,002)

Provision for loan losses	866	5,203

Allowance for loan losses at end of period	$10,780	$15,448

	For the six months Ended June 30,
	2012	2011
Ratios
Annualized net charge offs to average loans during the period	0.88%	1.09%
Allowance for loan losses to loans at period end	2.13%	2.85%
Allowance for loan losses to nonperforming loans at period end	38%	61%
Allowance for loan losses to impaired loans at period end	33.4%	49.3%

The ratio of annualized net charge-offs to average loans decreased to 0.88% at June 30, 2012 from 1.09% at June 30, 2011 mainly due to a decrease in real estate related charge-offs. The decrease in the allowance for loan losses to loans to 2.13% at June 30, 2012 from 2.85% at June 30, 2011 reflects the decrease in our historical loss rate as our charge-offs have decreased during the most recent six months ending June 30, 2012. The ratio of our allowance for loan losses to nonperforming loans decreased to 38% as of June 30, 2012 compared to 61% as of June 30, 2011.

This reduction in percent of reserve to non- performing loans resulted from a general improvement of loan quality and the resulting reduction in loan loss reserves that we felt were prudent based on our evaluation of the loan portfolio. The portion of loan reserves represented by the general portion of our loan portfolio reserves contracted from June 30, 2011 to June 30, 2012. This reduction was the direct result of a decline in Classified and Special Mention loans during the twelve month period ended June 30, 2012. Furthermore, the loan portfolio contracted over the twelve months ended June 30, 2012; however the agricultural segment of the portfolio grew. The agricultural segment of our loan portfolio has historically shown a very low charge off history versus other segments of credit in the portfolio. This growth in our strongest segment in the portfolio also contributed to the lower percentage of reserve indicated for our general reserve allowance.

As we have indicated in past discussions we are constantly reviewing and analyzing our assumptions for qualitative calculations related to our general reserve calculations. In the course of these reviews during the last several quarters we have modified some of the time frames the model uses in estimating probable losses from the credit quality migration. In the second quarter we made two adjustments to slightly shorten the loan loss migration periods which our model uses to estimate probable losses. These adjustments also had the effect of slightly reducing the general portion of reserves required in our loan loss reserve.

Construction, land and development (“CLD”) loans made up 12.4% of the Bank’s loan portfolio as of June 30, 2012 down from 15.5% as of June 30, 2011. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Bank. The tables below show trends of CLD loans, along with ratios relating to their relative credit quality for June 30, 2012 and June 30, 2011.

	CLD Loans		All Other Loans		Total
	Balance	% of Total	Balance	% of Total	Loans
	(Dollars in thousands)
Balances at June 30, 2012	$62,944	12.4%	$443,313	87.6%	$506,257
Impaired loans	8,797	27.3%	23,480	72.7%	32,277
Allocated Reserves	3,255	42.2%	4,462	57.8%	7,717
YTD Net Charge-offs	576	26.4%	1,602	73.6%	2,178
Nonperforming loans (NPL)	7,513	26.2%	21,130	73.8%	28,643
NPL as % of loans	11.9%		4.8%		5.7%

While balances of CLD loans make up 12.4% of the Bank’s loan portfolio at June 30, 2012, they represent 27.3% and 26.4% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 26.2% of the Bank’s nonperforming loans and 42.2% of the Bank’s allocated reserves are allocated to CLD loans on June 30, 2012.

	CLD Loans		All Other Loans		Total
	Balance	% of Total	Balance	% of Total	Loans
	(Dollars in thousands)
Balances at June 30, 2011	$84,291	15.5%	$458,396	84.5%	$542,687
Impaired loans	16,331	52.2%	14,981	47.8%	31,312
Allocated Reserves	7,466	53.7%	6,434	46.3%	13,900
YTD Net Charge-offs	1,911	63.7%	1,091	36.3%	3,002
Nonperforming loans (NPL)	12,415	49.2%	12,801	50.8%	25,216
NPL as % of loans	14.7%		2.8%		4.6%

While balances of CLD loans made up 15.5% of the Bank’s loan portfolio at June 30, 2011, they represented 52.2% and 63.7% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represented 49.2% of the Bank’s nonperforming loans and 53.7% of the Bank’s allocated reserves were allocated to CLD loans on June 30, 2011.

Nonperforming Assets

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans	$18,204	$15,973

Loans past due 90 days or more still accruing	—	—

Restructured loans	10,439	9,596

Other real estate owned & repossessions	7,661	6,573

Other nonperforming assets (1)	1,427	1,427

Total	$37,731	$33,569

(1)	The other nonperforming asset of $1.4 million represents the movement of a foreclosed participation loan into a separate LLC for liability purposes. It is a single purpose LLC set up specifically by the lending group to handle the disposition of the property. Proper approvals for this arrangement had to be obtained in advance from the NC Commissioner of Banks.

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $37.7 million and $33.6 million, or 4.00% and 3.64% of total assets at June 30, 2012 and December 31, 2011, respectively. On June 30, 2012 and

December 31, 2011 our nonperforming loans (consisting of non-accruing loans, loans past due ninety days and still accruing interest and restructured loans) amounted to approximately $28.6 million and $25.6 million, respectively. We had $7.7 million in other real estate owned and repossessions at June 30, 2012 compared to $6.6 million at December 31, 2011. We also had $1.4 million in other nonperforming assets at both June 30, 2012 and December 31, 2011 as described above.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At June 30, 2012, we had loans totaling $32.3 million (which includes $27.6 million in nonperforming loans) which were considered to be impaired compared to $31.3 million at December 31, 2011. As discussed under the caption Asset Quality, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans, net of previous charge-offs, that were considered impaired, and their associated reserve allocation, if any, at June 30, 2012. Twenty-six non-accrual loans with a total balance of approximately $888 thousand and three restructured loans with a balance of $111 thousand were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	43	$17.3	$0.5
Restructured loans	18	10.3	0.8

Total nonperforming loans	61	$27.6	$1.3

Other impaired loans with allocated reserves	9	3.1	0.1
Other impaired loans without allocated reserves	4	1.6	—

Total impaired loans	74	$32.3	$1.4

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

Our investment securities totaled $350.8 million at June 30, 2012, $339.5 million at December 31, 2011 and $298.1 million at June 30, 2011. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At June 30, 2012, the securities portfolio had unrealized net gains of approximately $4.5 million, which are reported in accumulated other comprehensive income on the consolidated statement of changes in shareholders’ equity, net of tax. Our securities portfolio at June 30, 2012 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds and municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of June 30, 2012, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our common shareholders’ equity. As of June 30, 2012 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$84,191	$85,272
Federal Home Loan Mortgage Corporation	31,664	31,933
Government National Mortgage Association	15,314	15,594
Goldman Sachs Group	7,339	7,172
Morgan Stanley	8,372	8,017
North Carolina	8,839	8,977
Small Business Administration	137,445	139,602
Wake County, North Carolina	8,200	8,325

At June 30, 2012, we held $12.0 million in bank owned life insurance, compared to $11.8 million and $9.1 million at December 31, 2011 and June 30, 2011, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $795.5 million as of June 30, 2012 compared to deposits of $797.6 million at December 31, 2011 and down 2.1% compared to deposits of $812.8 million at June 30, 2011. We attribute our deposit decline during the twelve months ended June 30, 2012 to allowing higher priced Time deposits to roll off while focusing on core transaction accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less. Our short-term borrowings totaled $42.1 million at June 30, 2012, compared to $11.7 million on December 31, 2011, a net increase of $30.4 million. The increase is mainly the result of management’s decision to allow higher priced time deposits to roll off without being replaced.

The following table details the maturities and rates of our borrowings from the FHLB, as of June 30, 2012

Borrow Date	Type	Principal	Term	Rate	Maturity
(Dollars in thousands)
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
August 17, 2010	Fixed rate	3,000	4 years	1.49	August 18, 2014
August 17, 2010	Fixed rate	4,500	5 years	1.85	August 17, 2015
August 17, 2010	Fixed rate	2,500	6 years	2.21	August 17, 2016
August 20, 2010	Fixed rate	2,000	3 years	1.09	August 20, 2013
August 20, 2010	Fixed rate	3,000	4 years	1.48	August 20, 2014
August 20, 2010	Fixed rate	3,000	5 years	1.83	August 20, 2015
September 1, 2010	Fixed rate	2,000	2 years	0.66	September 4, 2012
June 11, 2012	Fixed rate	21,000	1 month	0.22	July 11, 2012
June 29, 2012	Fixed rate	7,000	1 year	0.38	June 28, 2013

Total Borrowings: $ 55,500             Composite rate: 1.18%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $18.0 million on June 30, 2012, compared to $25.5 million in FHLB advances on December 31, 2011 and $27.5 million on June 30, 2011. The decrease of $7.5 million in long-term FHLB advances as of June 30, 2012, compared to December 31, 2011 is the result of FHLB advances being reclassed to short-term borrowing because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $188.9 million, $184.3 million and $188.3 million of advances from the FHLB at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. At June 30, 2012, we had outstanding FHLB advances totaling $53.5 million compared to $34.5 million and $36.0 million at December 31, 2011 and June 30, 2011, respectively.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At June 30, 2012, we owned 38,991 shares of the FHLB’s $100 par value capital stock, compared to 34,558 and 40,320 shares at December 31, 2011 and June 30, 2011, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $36.0 million available to us at June 30, 2012 under which we can borrow funds to meet short-term liquidity needs. At June 30, 2012, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the six months ended June 30, 2012 totaled $4.2 million, compared to net cash provided by operations of $9.5 million for the same period in 2011. Net cash used in investing activities increased to $24.6 million for the six months ended June 30, 2012, as compared to $2.9 million for the same period in 2011. Net cash provided by financing activities was $20.3 million for the first half of 2012, compared to net cash provided of $21.4 million for the same period in 2011. Cash and cash equivalents at June 30, 2012 were $24.6 million compared to $48.2 million at June 30, 2011.

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

Capital Resources

Shareholders’ Equity

As of June 30, 2012, our total shareholders’ equity was $83.3 million (consisting of common shareholders’ equity of $65.7 million and preferred stock of $17.5 million) compared with total shareholders’ equity of $80.4 million as of December 31, 2011 (consisting of common shareholders’ equity of $62.9 million and preferred stock of $17.5 million). Common shareholders’ equity increased by approximately $2.8 million to $65.7 million at June 30, 2012 from $62.9 million at December 31, 2011. We generated net income of $1.0 million, experienced an increase in net unrealized gains on available-for-sale securities of $2.3 million, and recognized stock based compensation benefit of $16 thousand on incentive stock awards. We declared dividends and accretion of discount of $531 thousand on preferred shares during the first six months of 2012.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of June 30, 2012, we and the Bank met all capital adequacy requirements to which we are subject.

As of June 30, 2012, we experienced a decrease in our capital ratios when compared to the periods ending December 31, 2011 and June 30, 2011. This decrease is primarily due to an increase in our risk weighted assets when compared to the December 31, 2011 period and primarily due to a decrease in Tier 1 capital when compared to the June 30, 2011 period.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions		Minimum ratio required for capital adequacy purposes		Our Ratio	Bank’s Ratio
As of June 30, 2012:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.09	12.09
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.35	13.35
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.85	13.85
As of June 30, 2011:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.39%	8.39%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.20	12.20
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.46	13.46

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2012, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB BANCORP, INC. (Registrant)

Date: August 14, 2012	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: August 14, 2012	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

10.01	Amended ECB Bancorp, Inc. 2008 Omnibus Equity Plan*

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Results of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.