Form 10-Q
period 2012-09-30
ECB BANCORP INC
filed 2012-11-13
CIK 1066254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

On November 13, 2012, there were 2,904,841 outstanding shares of Registrant’s common stock.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011*
	(unaudited)
Assets
Non-interest bearing deposits and cash	$15,411	$18,363
Interest bearing deposits	61	63
Overnight investments	51,195	6,305

Total cash and cash equivalents	66,667	24,731

Investment securities
Available-for-sale, at market value (cost of $280,327 and $338,685 at September 30, 2012 and December 31, 2011, respectively)	284,963	339,450

Loans held for sale	2,379	2,866

Loans	516,934	496,542
Allowance for loan losses	(11,385)	(12,092)

Loans, net	505,549	484,450

Real estate and repossessions acquired in settlement of loans, net	7,118	6,573
Federal Home Loan Bank common stock, at cost	4,150	3,456
Bank premises and equipment, net	25,773	26,289
Accrued interest receivable	4,928	5,308
Bank owned life insurance	12,082	11,778
Other assets	13,983	16,376

Total	$927,592	$921,277

Liabilities and Shareholders’ Equity
Deposits
Demand, noninterest bearing	$152,495	$135,732
Demand, interest bearing	288,829	270,119
Savings	59,016	55,517
Time	279,073	336,277

Total deposits	779,413	797,645

Accrued interest payable	510	519
Short-term borrowings	41,827	11,679
Long-term obligations	16,000	25,500
Other liabilities	5,005	5,491

Total liabilities	842,755	840,834

Shareholders’ equity
Preferred stock, Series A	17,578	17,454
Common stock, par value $3.50 per share	10,167	9,974
Capital surplus	25,753	25,873
Warrants	878	878
Retained earnings	27,743	25,926
Accumulated other comprehensive income	2,718	338

Total shareholders’ equity	84,837	80,443

Total	$927,592	$921,277

Common shares outstanding	2,904,841	2,849,841
Common shares authorized	50,000,000	50,000,000
Preferred shares outstanding	17,949	17,949
Preferred shares authorized	2,000,000	2,000,000
Non-voting common shares authorized	2,000,000	2,000,000

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Results of Operations

For the three and nine months ended September 30, 2012 and 2011 (unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$6,741	$7,096	$19,514	$21,782
Interest on investment securities:
Interest exempt from federal income taxes	246	106	730	351
Taxable interest income	1,743	1,961	5,399	6,061
Dividend income	15	9	40	27
Other interest income	6	17	12	38

Total interest income	8,751	9,189	25,695	28,259

Interest expense:
Deposits:
Demand accounts	358	511	1,154	1,573
Savings	50	85	205	212
Time	1,090	1,751	3,526	5,352
Short-term borrowings	104	73	280	215
Long-term obligations	74	146	269	471

Total interest expense	1,676	2,566	5,434	7,823

Net interest income	7,075	6,623	20,261	20,436
Provision for loan losses	1,917	1,028	2,783	6,231

Net interest income after provision for loan losses	5,158	5,595	17,478	14,205

Noninterest income:
Service charges on deposit accounts	902	836	2,704	2,429
Other service charges and fees	541	410	1,388	984
Mortgage origination fees	446	255	1,228	1,033
Net gain on sale of securities	3,220	998	3,544	1,882
Income from bank owned life insurance	101	74	304	222
Other operating (expense) income	44	(5)	46	(12)

Total noninterest income	5,254	2,568	9,214	6,538

Noninterest expenses:
Salaries	2,922	2,737	8,706	8,127
Retirement and other employee benefits	782	638	2,700	2,098
Occupancy	538	528	1,586	1,533
Equipment	587	550	1,780	1,622
Professional fees	271	240	833	782
Supplies	28	49	143	178
Communications/data lines	170	179	552	537
FDIC insurance	204	236	611	763
Other outside services	279	94	471	437
Data processing and related expenses	421	408	1,163	561
Net cost of real estate and repossessions acquired in settlement of loans	321	645	1,468	742
Other operating expenses	1,419	1,235	3,104	3,060

Total noninterest expenses	7,942	7,539	23,117	20,440

Income before income taxes	2,470	624	3,575	303
Income tax expense (benefit)	821	97	961	(285)

Net income	1,649	527	2,614	588

Preferred stock dividends	225	225	673	673
Accretion of discount	42	42	124	124

Income (loss) available to common shareholders	$1,382	$260	$1,817	$(209)

Net income (loss) per share - basic	$0.48	$0.09	$0.64	$(0.07)

Net income (loss) per share - diluted	$0.48	$0.09	$0.64	$(0.07)

Weighted average shares outstanding - basic	2,849,841	2,849,841	2,849,841	2,849,841

Weighted average shares outstanding - diluted	2,851,408	2,849,841	2,850,367	2,849,841

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (unaudited)

For the three and nine months ended September 30, 2012 and 2011

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$1,649	$527	$2,614	$588

Other comprehensive income:
Unrealized gains on available for sale securities arising during the period	3,349	2,332	7,414	6,579
Tax related to unrealized gains	(1,290)	(898)	(2,854)	(2,533)
Reclassification to realized gains	(3,220)	(998)	(3,544)	(1,882)
Tax related to realized gains	1,240	384	1,364	725

Defined benefit pension plan:
Prior service cost	—	—	—	7
Net loss arising during period	—	—	—	(116)
Tax related to defined benefit pension plan	—	—	—	42

Total other comprehensive income	79	820	2,380	2,822

Total comprehensive income	$1,728	$1,347	$4,994	$3,410

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2012 and 2011 (unaudited)

(Dollars in thousands, except per share data)

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive
	Series A	Number	Amount	warrants	surplus	earnings	income	Total
Balance January 1, 2011	$17,288	2,849,841	$9,974	$878	$25,852	$28,554	$(1,652)	$80,894
Other comprehensive income	—	—	—	—	—	—	2,822	2,822
Net income	—	—	—	—	—	588	—	588
Stock based compensation	—	—	—	—	16		—	16
Preferred stock accretion	124	—	—	—	—	(124)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(673)	—	(673)
Cash dividends ($0.14 per share)	—	—	—	—	—	(399)	—	(399)

Balance September 30, 2011	$17,412	2,849,841	$9,974	$878	$25,868	$27,946	$1,170	$83,248

	Preferred stock,	Common Stock		Common stock	Capital	Retained	Accumulated other comprehensive
	Series A	Number	Amount	warrants	surplus	earnings	income	Total
Balance January 1, 2012	$17,454	2,849,841	$9,974	$878	$25,873	$25,926	$338	$80,443
Other comprehensive income	—	—	—	—	—	—	2,380	2,380
Net income	—	—	—	—	—	2,614	—	2,614
Stock based compensation	—	—	—	—	73		—	73
Issuance of restricted stock	—	55,000	193	—	(193)		—	—
Preferred stock accretion	124	—	—	—	—	(124)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(673)	—	(673)

Balance September 30, 2012	$17,578	2,904,841	$10,167	$878	$25,753	$27,743	$2,718	$84,837

See accompanying notes to consolidated financial statements.

ECB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011 (unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,614	$588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,124	1,071
Amortization of premium on investment securities, net	3,617	2,245
Provision for loan losses	2,783	6,231
Gain on sale of securities	(3,544)	(1,882)
Stock based compensation	73	16
Loss on disposal of premises and equipment	2	—
Impairment of real estate and repossessions acquired in settlement of loans	840	515
Loss on sale of real estate and repossessions acquired in settlement of loans	192	101
Income from Bank owned life insurance	(304)	(222)
Originations of mortgage loans held for sale	(43,587)	(40,860)
Proceeds from sale of loans held for sale	44,074	42,658
Decrease in accrued interest receivable	380	271
Decrease in other assets	902	1,384
Decrease in accrued interest payable	(9)	(1)
Decrease in other liabilities, net	(486)	(2,323)

Net cash provided by operating activities	8,671	9,792

Cash flows from investing activities:
Proceeds from sales of investment securities classified as available-for-sale	192,387	112,587
Proceeds from maturities of investment securities classified as available-for-sale	32,196	35,684
Purchases of investment securities classified as available-for-sale	(166,298)	(197,774)
Sale (purchase) of Federal Home Loan Bank common stock	(694)	803
Proceeds from disposal of premises and equipment	13	—
Purchases of premises and equipment	(623)	(572)
Proceeds from disposal of real estate and repossessions acquired in settlement of loans and real estate held for sale	1,738	2,156
Purchases of life insurance	—	(2,500)
Net loan (disbursements) repayments	(27,197)	34,282

Net cash provided (used) by investing activities	31,522	(15,334)

Cash flows from financing activities:
Net (decrease) increase in deposits	(18,232)	10,668
Net increase (decrease) in borrowings	20,648	(6,981)
Dividends paid to common shareholders	—	(399)
Dividends paid on preferred stock	(673)	(673)

Net cash provided by financing activities	1,743	2,615

Increase (decrease) in cash and cash equivalents	41,936	(2,927)
Cash and cash equivalents at beginning of period	24,731	20,166

Cash and cash equivalents at end of period	$66,667	$17,239

Cash paid during the period:
Interest	$5,443	$7,824
Taxes	—	163
Supplemental disclosures of noncash financing and investing activities:
Unrealized gains on available-for-sale securities, net of deferred taxes	$2,380	$2,889
Transfer from loans to real estate and repossessions acquired in settlement of loans	3,315	4,459
Transfer from long-term to short-term borrowings	9,500	9,000

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

All adjustments considered necessary for a fair presentation of the results for the interim periods presented have been included (such adjustments are normal and recurring in nature). The notes to consolidated financial statements in Bancorp’s annual report on Form 10-K as of December 31, 2011 should be referenced when reading these unaudited interim consolidated financial statements. Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Diluted net income per common share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Restricted stock is considered outstanding for purposes of diluted net income per common share. The amount of compensation cost attributed to future services and not yet recognized is considered “proceeds” using the treasury stock method. For the nine and three-month periods ended September 30, 2012, diluted weighted average shares outstanding increased by 526 and 1,567, respectively, due to the dilutive impact of restricted stock. Restricted stock had no dilutive effect on earnings per common share for the nine or three-month periods ended September 30, 2011.

In computing diluted net income per common share, it is assumed that all dilutive stock options are exercised during the reporting period at their respective exercise prices, with the proceeds from the exercises used by the Company to buy back stock in the open market at the average market price in effect during the reporting period. The difference between the number of shares assumed to be exercised and the number of shares bought back is added to the number of weighted average common shares outstanding during the period. The sum is used as the denominator to calculate diluted net income per common share for the Company. Diluted weighted average shares outstanding did not increase as the result of stock options for the nine and three months ended September 30, 2012 or September 30, 2011 as there was no dilutive impact of options for the periods. There were 3,500 options outstanding and the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department for both the nine and three months ended September 30, 2012, that were not included in the computation of diluted net income per common share because the exercise price was above the average market value of the Company’s stock for the periods. There were 28,513 options outstanding and the warrant, covering approximately 145 thousand shares, issued to the U.S. Treasury Department for both the nine and three months ended September 30, 2011, that were not included in the computation of diluted net income per common share because the exercise price was above the average market value of the Company’s stock for the periods.

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income (Loss) Per Common Share for the nine months ended September 30.

	Nine months ended September 30, 2012 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share	$1,817	2,849,841	$0.64

Effect of dilutive securities	—	526

Diluted net income per common share	$1,817	2,850,367	$0.64

	Nine months ended September 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per common share	$(209)	2,849,841	$(0.07)

Effect of dilutive securities	—	—

Diluted net loss per common share	$(209)	2,849,841	$(0.07)

The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Net Income Per Common Share for the three months ended September 30.

	Three months ended September 30, 2012 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share	$1,382	2,849,841	$0.48

Effect of dilutive securities	—	1,567

Diluted net income per common share	$1,382	2,851,408	$0.48

	Three months ended September 30, 2011 (dollars in thousands, except per share data)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share	$260	2,849,841	$0.09

Effect of dilutive securities	—	—

Diluted net income per common share	$260	2,849,841	$0.09

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

(5) Investment Securities

The following is a summary of the securities portfolio by major classification:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:

Obligations of states and political subdivisions	$24,760	$1,025	$(15)	$25,770
Mortgage-backed securities	103,221	1,828	(324)	104,725
SBA-backed securities	125,305	2,063	(127)	127,241
Corporate bonds	27,041	371	(185)	27,227

	$280,327	$5,287	$(651)	$284,963

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:

Government-sponsored enterprises and FFCB bonds	$1,003	$29	$—	$1,032
Obligations of states and political subdivisions	27,855	863	—	28,718
Mortgage-backed securities	130,949	1,460	(117)	132,292
SBA-backed securities	146,195	774	(332)	146,637
Corporate bonds	32,683	88	(2,000)	30,771

	$338,685	$3,214	$(2,449)	$339,450

Gross realized gains and losses on sales of securities for the three and nine-month periods ended September 30, 2012 and September 30, 2011 were as follows:

	Nine months ended September 30, (Dollars in thousands)
	2012	2011
Gross realized gains	$3,830	$1,987
Gross realized losses	(286)	(105)

Net realized gains	$3,544	$1,882

	Three months ended September 30, (Dollars in thousands)
	2012	2011
Gross realized gains	$3,398	$1,016
Gross realized losses	(178)	(18)

Net realized gains	$3,220	$998

Analysis of Certain Investments in Debt and Equity Securities for Other Than Temporary Impairment

The following tables set forth the amount of unrealized losses at September 30, 2012 and December 31, 2011 (that is, the amount by which cost or amortized cost exceeds fair value), and the related fair value of investments with unrealized losses, none of which are considered to be other-than-temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized-loss position for less than 12 months from those that have been in a continuous unrealized-loss position for 12 months or longer.

	September 30, 2012
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of states and political subdivisions	$963	$15	$—	$—	$963	$15
Mortgage-backed securities	24,033	324	—	—	24,033	324
SBA-backed securities	13,252	107	6,038	20	19,290	127
Corporate bonds	990	10	4,825	175	5,815	185

Total	$39,238	$456	$10,863	$195	$50,101	$651

	December 31, 2011
	Less Than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities	$25,011	$81	$2,880	$36	$27,891	$117
SBA-backed securities	62,543	332	—	—	62,543	332
Corporate bonds	11,824	485	13,755	1,515	25,579	2,000

Total	$99,378	$898	$16,635	$1,551	$116,013	$2,449

As of September 30, 2012 and December 31, 2011, management concluded that the unrealized losses presented above, which consisted of eighteen securities at September 30, 2012 and fifty securities at December 31, 2011, are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent to hold these investments for a time necessary to recover their cost and it is not likely that the Bank would be required to sell prior to recovery. The eighteen securities at September 30, 2012 were comprised of one obligation of states and political subdivisions, seven mortgage-backed securities, four corporate bonds and six SBA-backed securities. The fifty securities at December 31, 2011 were comprised of twelve mortgage-backed securities, twelve corporate bonds and twenty-six SBA-backed securities. The losses above are on debt securities that have contractual maturity dates and are primarily related to market interest rates. All unrealized losses on investment securities are not considered to be other-than-temporary, because they are related to changes in interest rates, lack of liquidity and demand in the general investment market and do not affect the expected cash flows of the underlying collateral or the issuer. The Bank’s mortgage-backed securities are all backed by government sponsored enterprises or agencies. The Bank does not own any private label mortgage-backed securities.

At September 30, 2012 and December 31, 2011, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Bank was $4.2 million and $3.5 million, respectively. The FHLB stock is carried at cost, which approximates fair value. The FHLB paid a dividend for the second quarter of 2012 with an annualized rate of 1.47%. The dividend rate was equal to average three-month LIBOR for the period of April 1, 2012 to June 30, 2012 plus 1.00%, and was applicable to capital stock held during that period. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2012 or December 31, 2011. However, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Bank.

The aggregate amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2012 by remaining contractual maturity are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of states and political subdivisions:
Due in one through five years	$1,605	1,697
Due in five through ten years	8,353	8,767
Due after ten years	14,802	15,306
Mortgage-backed securities:
Due in one through five years	1,039	1,057
Due in five through ten years	28,453	29,391
Due after ten years	73,729	74,277
SBA-backed securities:
Due in five through ten years	4,855	4,947
Due after ten years	120,450	122,294
Corporate bonds:
Due in one through five years	19,554	19,663
Due in five through ten years	7,487	7,564

Total securities	$280,327	$284,963

Securities with an amortized cost of $218.0 million at September 30, 2012 are pledged as collateral. Of this total, securities with an amortized cost of $85.9 million and fair value of $87.3 million are pledged as collateral for FHLB advances.

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

(6) Loans

Loans at September 30, 2012 and December 31, 2011 classified by type are as follows:

	September 30, 2012	December 31, 2011
Real estate loans:
Construction and land development	$65,823	$67,232
Secured by farmland	28,079	29,947
Secured by residential properties	106,301	110,238
Secured by nonfarm, nonresidential properties	205,190	203,287
Consumer installment	5,946	6,485
Credit cards and related plans	1,555	1,660
Commercial and all other loans:
Commercial and industrial	60,905	45,649
Loans to finance agricultural production	33,178	21,524
All other loans	10,044	10,587

	517,021	496,609
Less deferred fees and costs, net	87	67

	$516,934	$496,542

Included in the above:
Nonaccrual loans	$18,025	$15,973
Restructured loans [1]	11,144	9,596

1.	Restructured loans include loans restructured and still accruing. The Bank is not committed to advance additional funds on restructured loans.

There were no loans outstanding that were past due ninety days or more that were still accruing at September 30, 2012 or December 31, 2011.

The Bank, through its normal lending activity, originates and maintains loans receivable that are substantially concentrated in the Eastern region of North Carolina, where its offices are located. The Bank’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank, and such changes could be significant.

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

Loans secured by farmland are made to agricultural customers for the purpose of acquisition or improvement of farmland. The loans are typically secured by land which is cultivated for primarily row crop production and related interests, such as grain elevator facilities and farming operations buildings. Repayment of loans secured by farmland may depend on successful crop production or other farm related operations.

Residential loans may be made at fixed or variable interest rates, and they generally have maturities that do not exceed five years and provide for payments based on amortization schedules of less than twenty years. Loans with a maturity of more than five years or that are based on an amortization schedule of more than five years generally will include contractual provisions that allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.

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

At September 30, 2012 and December 31, 2011, included in mortgage, commercial, and residential loans were loans collateralized by owner-occupied residential real estate of approximately $51.0 million and $53.2 million, respectively.

Loans with a book value of approximately $24.0 million at September 30, 2012 are pledged as eligible collateral for FHLB advances. Loans with a book value of approximately $25.8 million at December 31, 2011 were pledged as eligible collateral for FHLB advances.

(7) Credit Quality of Loans and Allowance for Loan Losses

The following tables summarize the balances by loan category of the allowance for loan losses with changes arising from charge-offs, recoveries and provision expense for the nine months ending September 30, 2012 and 2011, and the three months ending September 30, 2012 and 2011. Also, provided is allowance for loan losses information as of December 31, 2011:

Allowance for Loan Losses

As of and for the Nine Months Ended September 30, 2012

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$3,655	$15	$2,418	$1,740	$46	$18	$555	$115	$26	$3,504	$12,092
Charge-offs	(1,823)	—	(434)	(1,095)	(47)	(21)	(464)	—	(138)	—	(4,022)
Recoveries	345	—	57	3	13	4	13	—	97	—	532
Provisions	1,335	(2)	172	954	141	63	578	(25)	59	(492)	2,783

Ending Balance	$3,512	$13	$2,213	$1,602	$153	$64	$682	$90	$44	$3,012	$11,385

Ending Balance: individually evaluated for impairment	$694	$—	$524	$451	$—	$—	$1	$—	$—	$—	$1,670

Ending Balance: collectively evaluated for impairment	$2,818	$13	$1,689	$1,151	$153	$64	$681	$90	$44	$3,012	$9,715

Loans
Ending Balance	$65,707	$28,030	$106,456	$204,963	$6,077	$1,555	$60,905	$33,194	$10,047	$—	$516,934

Ending Balance: individually evaluated for impairment	$8,164	$358	$7,895	$16,088	$—	$—	$204	$—	$—	$—	$32,709

Ending Balance: collectively evaluated for impairment	$57,543	$27,672	$98,561	$188,875	$6,077	$1,555	$60,701	$33,194	$10,047	$—	$484,225

Allowance for Loan Losses

As of and for the Three Months Ended September 30, 2012

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$3,255	$13	$2,389	$1,050	$150	$69	$651	$101	$39	$3,063	$10,780
Charge-offs	(910)	—	(156)	(203)	(4)	(4)	(43)	—	(39)	—	(1,359)
Recoveries	8	—	10	1	—	1	1	—	26	—	47
Provisions	1,159	—	(30)	754	7	(2)	73	(11)	18	(51)	1,917

Ending Balance	$3,512	$13	$2,213	$1,602	$153	$64	$682	$90	$44	$3,012	$11,385

Ending Balance: individually evaluated for impairment	$694	$—	$524	$451	$—	$—	$1	$—	$—	$—	$1,670

Ending Balance: collectively evaluated for impairment	$2,818	$13	$1,689	$1,151	$153	$64	$681	$90	$44	$3,012	$9,715

Loans
Ending Balance	$65,707	$28,030	$106,456	$204,963	$6,077	$1,555	$60,905	$33,194	$10,047	$—	$516,934

Ending Balance: individually evaluated for impairment	$8,164	$358	$7,895	$16,088	$—	$—	$204	$—	$—	$—	$32,709

Ending Balance: collectively evaluated for impairment	$57,543	$27,672	$98,561	$188,875	$6,077	$1,555	$60,701	$33,194	$10,047	$—	$484,225

Allowance for Loan Losses

As of and for the Nine Months Ended September 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$6,168	$28	$3,450	$1,007	$12	$21	$882	$18	$139	$1,522	$13,247
Charge-offs	(4,327)	—	(941)	(1,594)	(18)	(108)	(338)	—	(172)	—	(7,498)
Recoveries	9	—	7	43	4	1	84	—	86	—	234
Provisions	2,553	(12)	149	2,067	17	305	215	109	178	650	6,231

Ending Balance	$4,403	$16	$2,665	$1,523	$15	$219	$843	$127	$231	$2,172	$12,214

Ending Balance: individually evaluated for impairment	$940	$—	$1,059	$999	$—	$200	$510	$—	$—	$—	$3,708

Ending Balance: collectively evaluated for impairment	$3,463	$16	$1,606	$524	$15	$19	$333	$127	$231	$2,172	$8,506

Loans
Ending Balance	$71,174	$31,782	$117,824	$211,479	$5,354	$2,231	$44,201	$20,910	$16,671	$—	$521,626

Ending Balance: individually evaluated for impairment	$12,567	$—	$7,678	$9,755	$—	$200	$1,363	$—	$—	$—	$31,563

Ending Balance: collectively evaluated for impairment	$58,607	$31,782	$110,146	$201,724	$5,354	$2,031	$42,838	$20,910	$16,671	$—	$490,063

Allowance for Loan Losses

As of and for the Three Months Ended September 30, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Beginning balance	$7,467	$33	$4,239	$1,132	$30	$188	$622	$15	$174	$1,548	$15,448
Charge-offs	(2,410)	—	(237)	(1,551)	(3)	(99)	—	—	(50)	—	(4,350)
Recoveries	3	—	5	43	2	—	6	—	29	—	88
Provisions	(657)	(17)	(1,342)	1,899	(14)	130	215	112	78	624	1,028

Ending Balance	$4,403	$16	$2,665	$1,523	$15	$219	$843	$127	$231	$2,172	$12,214

Ending Balance: individually evaluated for impairment	$940	$—	$1,059	$999	$—	$200	$510	$—	$—	$—	$3,708

Ending Balance: collectively evaluated for impairment	$3,463	$16	$1,606	$524	$15	$19	$333	$127	$231	$2,172	$8,506

Loans
Ending Balance	$71,174	$31,782	$117,824	$211,479	$5,354	$2,231	$44,201	$20,910	$16,671	$—	$521,626

Ending Balance: individually evaluated for impairment	$12,567	$—	$7,678	$9,755	$—	$200	$1,363	$—	$—	$—	$31,563

Ending Balance: collectively evaluated for impairment	$58,607	$31,782	$110,146	$201,724	$5,354	$2,031	$42,838	$20,910	$16,671	$—	$490,063

Allowance for Loan Losses

As of December 31, 2011

Allowance for Credit Losses	Real Estate Construction and Land Development	Real Estate Secured by Farmland	Real Estate Secured by Residential Properties	Real Estate Secured by Nonfarm Nonresidential	Consumer Installment	Credit Cards and Related Plans	Commercial and Industrial	Loans to Finance Agricultural Production	All Other Loans	General Qualitative & Quantitative Portion	Total
	(Dollars in thousands)
Ending Balance	$3,655	$15	$2,418	$1,740	$46	$18	$555	$115	$26	$3,504	$12,092

Ending Balance: individually evaluated for impairment	$637	$—	$480	$1,181	$—	$—	$165	$—	$—	$—	$2,463

Ending Balance: collectively evaluated for impairment	$3,018	$15	$1,938	$559	$46	$18	$390	$115	$26	$3,504	$9,629

Loans
Ending Balance	$67,127	$29,890	$110,374	$203,063	$6,620	$1,661	$45,679	$21,539	$10,589	$—	$496,542

Ending Balance: individually evaluated for impairment	$10,074	$—	$5,514	$14,029	$—	$—	$561	$1,111	$—	$—	$31,289

Ending Balance: collectively evaluated for impairment	$57,053	$29,890	$104,860	$189,034	$6,620	$1,661	$45,118	$20,428	$10,589	$—	$465,253

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

The following tables present loans as of September 30, 2012 and December 31, 2011 classified by risk type:

Credit Quality Indicators

As of September 30, 2012

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$30,600	$21,382	$5,007	$8,718	$65,707
Real Estate—Secured by Farmland	21,645	3,552	2,475	358	28,030
Real Estate—Secured by Residential Properties	59,262	29,163	8,959	9,072	106,456
Real Estate—Secured by Nonfarm Nonresidential	92,020	73,081	20,767	19,095	204,963
Consumer Installment	3,892	1,830	288	67	6,077
Credit Cards and Related Plans	795	528	230	2	1,555
Commercial and Industrial	34,054	20,698	5,170	983	60,905
Loans to Finance Agriculture Production	26,374	6,416	404	—	33,194
All Other Loans	5,660	4,364	23	—	10,047

Total	$274,302	$161,014	$43,323	$38,295	$516,934

Credit Quality Indicators

As of December 31, 2011

	Pass	Weak Pass	Special Mention	Substandard	Total
	(Dollars in thousands)
Real Estate—Construction and Land Development Loans	$27,833	$23,237	$4,853	$11,204	$67,127
Real Estate—Secured by Farmland	22,008	4,430	3,452	—	29,890
Real Estate—Secured by Residential Properties	60,121	31,146	12,302	6,805	110,374
Real Estate—Secured by Nonfarm Nonresidential	90,099	75,384	18,663	18,917	203,063
Consumer Installment	4,025	2,212	254	129	6,620
Credit Cards and Related Plans	850	529	279	3	1,661
Commercial and Industrial	25,133	16,146	2,686	1,714	45,679
Loans to Finance Agriculture Production	16,473	3,290	584	1,192	21,539
All Other Loans	3,171	7,393	25	—	10,589

Total	$249,713	$163,767	$43,098	$39,964	$496,542

The following tables summarize the past due loans by category as of September 30, 2012 and December 31, 2011:

Past Due Loans

As of September 30, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$124	$127	$4,037	$4,288	$61,419	$65,707
Real Estate Secured by Farmland	—	—	357	357	27,673	28,030
Real Estate Secured by Residential Properties	213	763	1,742	2,718	103,738	106,456
Real Estate Secured by Nonfarm Nonresidential	1,781	933	8,490	11,204	193,759	204,963
Consumer Installment	1	3	6	10	6,067	6,077
Credit Cards and Related Plans	3	2	—	5	1,550	1,555
Commercial and Industrial	234	—	172	406	60,499	60,905
Loans to Finance Agricultural Production	—	—	—	—	33,194	33,194
All Other Loans	—	—	—	—	10,047	10,047

Total	$2,356	$1,828	$14,804	$18,988	$497,946	$516,934

Non-Accrual Loans Included in above Total	$440	$1,683	$14,804	$16,927	$1,098	$18,025

Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
	(Dollars in thousands)
Real Estate Construction and Land Development	$447	$198	$6,142	$6,787	$60,340	$67,127
Real Estate Secured by Farmland	—	—	—	—	29,890	29,890
Real Estate Secured by Residential Properties	1,055	993	1,278	3,326	107,048	110,374
Real Estate Secured by Nonfarm Nonresidential	2,357	—	4,446	6,803	196,260	203,063
Consumer Installment	65	—	22	87	6,533	6,620
Credit Cards and Related Plans	2	2	—	4	1,657	1,661
Commercial and Industrial	294	—	205	499	45,180	45,679
Loans to Finance Agricultural Production	—	—	—	—	21,539	21,539
All Other Loans	—	—	—	—	10,589	10,589

Total	$4,220	$1,193	$12,093	$17,506	$479,036	$496,542

Non-Accrual Loans Included in above Total	$1,426	$588	$12,093	$14,107	$1,866	$15,973

The following tables summarize impaired loans as of September 30, 2012, September 30, 2011 and December 31, 2011. The recorded investment balance includes the loan balance, deferred fees that have yet to be recognized and accrued interest. The deferred fees that have yet to be recognized are not material amounts.

Impaired Loans

	Balance at September 30, 2012			Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$5,149	$7,372	$—	$5,269	$71	$4,225	$22
Real Estate Secured by Farmland	357	357	—	198	4	356	—
Real Estate Secured by Residential Properties	2,097	2,227	—	1,910	48	2,070	17
Real Estate Secured by Nonfarm Nonresidential	10,633	11,704	—	8,715	143	9,689	48
Consumer Installment	—	—	—		—		—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	202	200	—	272	12	217	3
Loans to Finance Agricultural Production	—	—	—	195	9	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with no related allowance	$18,438	$21,860	$—	$16,559	$287	$16,557	$90
With an allowance recorded:
Real Estate Construction and Land Development	$3,026	$3,599	$694	$3,607	$49	$4,178	$22
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	5,810	5,823	524	5,380	135	5,568	46
Real Estate Secured by Nonfarm Nonresidential	5,471	5,494	451	7,028	116	5,841	29
Consumer Installment	—	—	—	—	—	—	—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	4	4	1	95	4	37	1
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with related allowance recorded	$14,311	$14,920	$1,670	$16,110	$304	$15,624	$98
Total
Construction and Land Development	$8,175	$10,971	$694	$8,876	$120	$8,403	$44
Residential	7,907	8,050	524	7,290	183	7,638	63
Commercial	16,667	17,759	452	16,503	288	16,140	81
Consumer	—	—	—	—	—	—	—

Total impaired loans	$32,749	$36,780	$1,670	$32,669	$591	$32,181	$188

Impaired Loans

	Balance at September 30, 2011			Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$9,766	$15,847	$—	$8,009	$98	$8,389	$32
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	3,546	3,880	—	3,858	58	3,881	21
Real Estate Secured by Nonfarm Nonresidential	5,779	7,245	—	2,220	47	3,626	25
Consumer Installment	—	—	—		—		—
Credit Cards and Related Plans	—	—	—	—	—	—	—
Commercial and Industrial	413	650	—	359	10	344	3
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with no related allowance	$19,504	$27,622	$—	$14,446	$213	$16,240	$81
With an allowance recorded:
Real Estate Construction and Land Development	$2,807	$3,478	$940	$7,449	$91	$5,935	$22
Real Estate Secured by Farmland	—	—	—	—	—	—	—
Real Estate Secured by Residential Properties	4,138	4,135	1,059	4,064	62	4,367	24
Real Estate Secured by Nonfarm Nonresidential	3,983	4,046	999	3,889	82	5,178	35
Consumer Installment	—	—	—	—	—	—	—
Credit Cards and Related Plans	200	200	200	200	7	200	2
Commercial and Industrial	958	951	510	601	17	995	9
Loans to Finance Agricultural Production	—	—	—	—	—	—	—
All Other Loans	—	—	—	—	—	—	—

Total impaired loans with related allowance recorded	$12,086	$12,810	$3,708	$16,203	$259	$16,675	$92
Total
Construction and Land Development	$12,573	$19,325	$940	$15,458	$189	$14,324	$54
Residential	7,684	8,015	1,059	7,922	120	8,248	45
Commercial	11,133	12,892	1,509	7,069	156	10,143	72
Consumer	200	200	200	200	7	200	2

Total impaired loans	$31,590	$40,432	$3,708	$30,649	$472	$32,915	$173

Impaired Loans

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Real Estate Construction and Land Development	$6,280	$11,137	$—
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	2,135	2,611	—
Real Estate Secured by Nonfarm Nonresidential	7,075	7,484	—
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	379	500	—
Loans to Finance Agricultural Production	1,109	1,110	—
All Other Loans	—	—	—

Total impaired loans with no related allowance	$16,978	$22,842	$—
With an allowance recorded:
Real Estate Construction and Land Development	$3,806	$3,794	$637
Real Estate Secured by Farmland	—	—	—
Real Estate Secured by Residential Properties	3,391	3,382	480
Real Estate Secured by Nonfarm Nonresidential	6,976	6,957	1,181
Consumer Installment	—	—	—
Credit Cards and Related Plans	—	—	—
Commercial and Industrial	186	186	165
Loans to Finance Agricultural Production	—	—	—
All Other Loans	—	—	—

Total impaired loans with related allowance recorded	$14,359	$14,319	$2,463

Total
Construction and Land Development	$10,086	$14,931	$637
Residential	5,526	5,993	480
Commercial	15,725	16,237	1,346
Consumer	—	—	—

Total impaired loans	$31,337	$37,161	$2,463

The following table presents nonaccrual loans as of September 30, 2012 and December 31, 2011 by loan category:

Nonaccrual Loans

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Real Estate Construction and Land Development	$4,508	$6,795
Real Estate Secured by Farmland	358	—
Real Estate Secured by Residential Properties	2,579	2,113
Real Estate Secured by Nonfarm Nonresidential	10,364	6,767
Consumer Installment	44	22
Credit Cards and Related Plans	—	—
Commercial and Industrial	172	276
Loans to Finance Agricultural Production	—	—
All Other Loans	—	—

Total	$18,025	$15,973

Interest income not recognized due to loans being on nonaccrual status during the three and nine month period ended September 30, 2012 was approximately $229 thousand and $676 thousand, respectively. Interest income not recognized due to loans being on nonaccrual status during the three and nine month period ended September 30, 2011 was approximately $239 thousand and $689 thousand, respectively.

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

For the three and nine months ended September 30, 2012 and 2011 the following tables present a breakdown of the types of concessions made by loan class. The recorded investment balances presented are balances at the time of concessions.

	Three Months ended September 30, 2012			Nine Months ended September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
			(Dollars in thousands)
Below market interest rate:
Real Estate Construction and Land Development	1	$533	$533	1	$533	$533
Real Estate Secured by Residential Properties	—	—	—	1	1,943	1,943

Total below market interest rate	1	$533	$533	2	$2,476	$2,476

Extended payment terms:

Real Estate Construction and Land Development	1	$228	$228	2	$732	$732
Commercial and Industrial	—	—	—	1	18	18
Consumer Installment	1	39	39	1	39	39

Total Extended Payment Terms	2	$267	$267	4	$789	$789

Total	3	$800	$800	6	$3,265	$3,265

	Three Months ended September 30, 2011			Nine Months ended September 30, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
			(Dollars in thousands)
Below market interest rate:
Real Estate Secured by Residential Properties	—	$—	$—	1	$219	$219
Real Estate Secured by Nonfarm Nonresidential	—	—	—	1	1,145	1,145
Credit Cards and Related Plans	—	—	—	1	33	33

Total below market interest rate	—	$—	$—	3	$1,397	$1,397

Extended payment terms:

Real Estate Construction and Land Development	—	$—	$—	1	$56	$56
Real Estate Secured by Residential Properties	—	—	—	3	1,549	1,549
Real Estate Secured by Nonfarm Nonresidential	3	918	918	3	918	918
Commercial and Industrial	2	227	227	2	227	227

Total Extended Payment Terms	5	$1,145	$1,145	9	$2,750	$2,750

Forgiveness of principal:
Real Estate Construction and Land Development	—	$—	$—	10	$925	$860

Total forgiveness of principal	—	$—	$—	10	$925	$860

Total	5	$1,145	$1,145	22	$5,072	$5,007

The following table presents the successes and failures of the types of modifications within the previous twelve months as of September 30, 2012. The recorded investment balances presented are as of September 30, 2012.

	Paid in Full		Paying as Restructured		Converted to Non-accrual		Foreclosure/Default
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate	—	$—	4	$3,724	1	$545	—	$—
Extended payment terms	—	—	5	985	—	—	—	—
Forgiveness of principal	—	—	—	—	—	—	—	—

Total	—	$—	9	$4,709	1	$545	—	$—

There was one loan with a recorded investment of $545 thousand that is included in the table above that was placed on non-accrual in a prior period. While the loan was not ninety days past due, it was moved into nonaccrual status due to payment concerns. There were no loans that were restructured during the twelve months ending on September 30, 2012 as a result of payment default.

8) Benefit Plans

Postretirement Benefits

The Company has a postretirement benefit plan whereby the Company pays postretirement health care benefits for certain of its retirees that have met minimum age and service requirements. Net periodic postretirement benefit cost for the nine- and three-month periods ended September 30, 2012 and 2011 includes the following components.

	Nine months ended September 30, (Dollars in thousands)
	2012	2011
Components of net periodic cost:
Service cost	$6	$6
Interest cost	27	27
Amortization of (gain) loss	9	—

Net periodic postretirement benefit cost	$42	$33

	Three months ended September 30, (Dollars in thousands)
	2012	2011
Components of net periodic cost:
Service cost	$2	$2
Interest cost	9	9
Amortization of (gain) loss	3	—

Net periodic postretirement benefit cost	$14	$11

The Company expects to contribute $56 thousand to its postretirement benefit plan in 2012. No contributions were made in the first nine months of 2012. For additional information related to the plan, refer to the Company’s Form 10-K for the year ended December 31, 2011.

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

During the nine months ended September 30, 2012, 25,013 stock options were forfeited. There was no other option activity during the quarter.

There were 55,000 shares of restricted stock awarded on September 12, 2012 and all of these shares were non-vested as of September 30, 2012. There were no shares of non-vested restricted stock outstanding on December 31, 2011 or September 30, 2011. Restricted stock awards are subject to restrictions and the risk of forfeiture if conditions stated in the award agreement are not satisfied at the end of a restriction period. During the restriction period, restricted stock covered by the award will be held by the Company. If the conditions stated in the award agreement are satisfied at the end of the restriction period, the restricted stock will become unrestricted and the certificate evidencing the stock will be delivered to the employee.

(9) Fair Value Of Financial Instruments

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. For short-term financial assets such as cash and cash equivalents, accrued interest receivable and loans held for sale the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, savings deposits, short-term borrowing and accrued interest payable the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$66,667	$66,667	$66,667	$—	$—
Investment securities	284,963	284,963	125,654	157,379	1,930
FHLB stock	4,150	4,150	—	4,150	—
Accrued interest receivable	4,928	4,928	—	4,928	—
Net loans	505,549	502,415	—	—	502,415
Loans held for sale	2,379	2,379	—	2,379	—
Liabilities
Demand, noninterest bearing deposits	$152,495	$152,495	$—	$152,495	$—
Demand, interest-bearing deposits	288,829	288,829	—	288,829	—
Savings deposits	59,016	59,016	—	59,016	—
Time deposits	279,073	284,706	—	284,706	—
Accrued interest payable	510	510	—	510	—
Short-term borrowing	41,827	41,827	—	41,827	—
Long-term borrowing	16,000	16,714	—	16,714	—

	December 31, 2011
	Carrying		Fair Value Measurements Using
(Dollars in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24,731	$24,731	$24,731	$—	$—
Investment securities	339,450	339,450	151,714	186,094	1,642
FHLB stock	3,456	3,456	—	3,456	—
Accrued interest receivable	5,308	5,308	—	5,308	—
Net loans	484,450	482,851	—	—	482,851
Loans held for sale	2,866	2,866	—	2,866	—
Liabilities
Demand, noninterest bearing deposits	$135,732	$135,732	$—	$135,732	$—
Demand, interest-bearing deposits	270,119	270,119	—	270,119	—
Savings deposits	55,517	55,517	—	55,517	—
Time deposits	336,277	343,374	—	343,374	—
Accrued interest payable	519	519	—	519	—
Short-term borrowing	11,679	11,679	—	11,679	—
Long-term borrowing	25,500	26,296	—	26,296	—

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

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At September 30, 2012 and December 31, 2011, the amount of fair value associated with these interest rate lock commitments was $136 thousand and $76 thousand, respectively, which is included in other assets. Fair value associated with the interest rate lock commitments are classified as Level 3 measurements due to the use of significant management judgment and estimation. Forward loan sale commitments have been deemed insignificant for both periods.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, the majority of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The fair values of impaired loans are generally based on judgment and therefore are considered to be Level 3 assets.

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

Assets recorded at fair value on a recurring basis

September 30, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Obligations of states and political subdivisions	$25,770	$—	$25,770	$—
Mortgage-backed securities	104,725	—	104,725	—
SBA-backed securities	127,241	125,654	1,587	—
Corporate bonds	27,227	—	25,297	1,930

Total Securities	284,963	125,654	157,379	1,930
Interest rate lock commitments	136	—	—	136

Total assets at fair value	$285,099	$125,654	$157,379	$2,066

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment Securities Available-for-Sale
Government-sponsored enterprises and FFCB bonds	$1,032	$—	$1,032	$—
Obligations of states and political subdivisions	28,718	6,752	21,966	—
Mortgage-backed securities	132,292	—	132,292	—
SBA-backed securities	146,637	144,962	1,675	—
Corporate bonds	30,771	—	29,129	1,642

Total Securities	339,450	151,714	186,094	1,642
Interest rate lock commitments	76	—	—	76

Total assets at fair value	$339,526	$151,714	$186,094	$1,718

Assets recorded at fair value on a nonrecurring basis

September 30, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$5,230	$—	$—	$5,230
Real estate—secured by residential properties	5,962	—	—	5,962
Real estate—secured by nonfarm nonresidential properties	8,926	—	—	8,926
Commercial and industrial	4	—	—	4

Total impaired loans	20,122	—	—	20,122
Real estate and repossessions acquired in settlement of loans
Total real estate and repossessions acquired in settlement of loans	7,118	—	—	7,118

Total assets at fair value	$27,240	$—	$—	$27,240

December 31, 2011	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Impaired Loans
Real estate—construction and land development	$9,169	$—	$—	$9,169
Real estate—secured by residential properties	3,893	—	—	3,893
Real estate—secured by nonfarm nonresidential properties	8,805	—	—	8,805
Commercial and industrial	196	—	—	196

Total impaired loans	22,063	—	—	22,063
Real estate and repossessions acquired in settlement of loans
Real estate and repossessions acquired in settlement of loans	6,573	—	—	6,573

Total assets at fair value	$28,636	$—	$—	$28,636

As of September 30, 2012 there were $6.8 million of Level 2 investment securities available for sale that were reported as Level 1 as of December 31, 2011. These obligations of states and political subdivisions were transferred from Level 1 to Level 2 during the first nine months of 2012 because the December 31, 2011 pricing was based on the Company’s actual trades for the securities at initial purchase while the September 30, 2012 pricing was through a pricing system.

During the first nine months of 2012 and 2011 there were no investment securities transferred in or out of Level 3. The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine month periods of 2012 and 2011.

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,642	$76	$1,718
Total gains or losses (realized/unrealized):
Included in earnings	—	55	55
Included in other comprehensive income	196	—	196
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, June 30, 2012	$1,838	$131	$1,969

Total gains or losses (realized/unrealized):
Included in earnings	—	5	5
Included in other comprehensive income	92	—	92
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, September 30, 2012	$1,930	$136	$2,066

	Corporate Bonds	Interest Rate Lock Commitments	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,716	$101	$1,817
Total gains or losses (realized/unrealized):
Included in earnings	—	(31)	(31)
Included in other comprehensive income	(225)	—	(225)
Purchases, issuances, and settlements	—	—	—
Transfers in to/out of Level 3	—	—	—

Balance, June 30, 2011	$1,491	$70	$1,561

Total gains or losses (realized/unrealized):
Included in earnings	—	26	26
Included in other comprehensive income	97	—	97
Purchases, issuances, and settlements	1,500	—	1,500
Transfers in to/out of Level 3	—	—	—

Balance, September 30, 2011	$3,088	$96	$3,184

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Level 3 Assets with Significant Unobservable Inputs	Fair Value At 9/30/2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Corporate Bonds	$1,030	Fundamental Analysis Pricing Model	Spread	+500 BBB Bank Paper
			Yield	8.50%

Corporate Bonds	900	Fundamental Analysis Pricing Model	Spread	+600 LIBOR Index
			Yield	6.33%

Interest Rate Lock Commitments	136	Pricing Model	Weighted average Closing Ratio	90%

Impaired Loans	20,122	Discounted appraisals(1)	Appraisal adjustments(2)	6% to 93%

OREO	7,118	Discounted appraisals(1)	Appraisal adjustments(2)	5% to 70%

(1)	Fair value is generally based on appraisals of the underlying collateral but is also based on discounted cash flows for some loans.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

(11) Regulatory Matters

Bancorp’s and the Bank’s actual capital ratios for purposes of bank regulatory capital guidelines are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions	Minimum ratio required for capital adequacy purposes	Bancorp’s Ratio	Bank’s Ratio
As of September 30, 2012:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.27%	8.27%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.36	12.36
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.62	13.62
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.85	13.85
As of September 30, 2011:
Tier 1 Capital (to Average Assets)	≥5.00%	≥3.00%	8.34%	8.34%
Tier 1 Capital (to Risk Weighted Assets)	≥6.00%	≥4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥10.00%	≥8.00%	13.85	13.85

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

(12) Entry into a Material Definitive Agreement.

On September 25, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crescent Financial Bancshares, Inc. (“Crescent Financial”), the parent company of Crescent State Bank, pursuant to which the Company will merge with and into Crescent Financial. As part of the transaction, The East Carolina Bank will also merge with and into Crescent State Bank.

Under the terms of the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into 3.55 shares of Crescent Financial common stock.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by shareholders of the Company and Crescent Financial. The Merger Agreement contains provisions that provide for the termination of the Merger Agreement in certain circumstances, and such provisions may require the Company to pay Crescent Financial a termination fee of $2.0 million and expense reimbursement up to $500,000. Currently, the merger is expected to be completed in the first quarter of 2013.

The Merger Agreement contains usual and customary representations and warranties that the parties to the Merger Agreement made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Merger Agreement between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Merger Agreement. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and it has agreed to certain usual and customary restrictions on its ability to respond to such proposals, as more fully described in the Merger Agreement.

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

As of September 30, 2012, we had consolidated assets of approximately $927.6 million, total loans of approximately $516.9 million, total deposits of approximately $779.4 million and shareholders’ equity of approximately $84.8 million. For the three months ended September 30, 2012, we had income available to common shareholders of $1.4 million, or $0.48 basic and diluted earnings per share, compared to income available to common shareholders of $0.3 million, or $0.09 basic and diluted earnings per share for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we had net income available to common shareholders of $1.8 million or $0.64 basic and diluted earnings per share, compared to loss attributable to common shareholders of ($0.2) million or ($0.07) basic and diluted loss per share for the nine months ended September 30, 2011.

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

Comparison of the Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2012 and 2011

The following table summarizes components of income and expense and the changes in those components for the three- and nine-month periods ended September 30, 2012 as compared to the same periods in 2011.

Condensed Consolidated Results of Operations

(Dollars in thousands)

	For the Three Months Ended September 30, 2012	Changes from the Prior Year		For the Nine Months Ended September 30, 2012	Changes from the Prior Year
		Amount	%		Amount	%
Total interest income	$8,751	$(438)	(4.8)	$25,695	$(2,564)	(9.1)
Total interest expense	1,676	(890)	(34.7)	5,434	(2,389)	(30.5)

Net interest income	7,075	452	6.8	20,261	(175)	(0.9)
Provision for loan losses	1,917	889	86.5	2,783	(3,448)	(55.3)

Net interest income after Provision for loan losses	5,158	(437)	(7.8)	17,478	3,273	23.0
Noninterest income	5,254	2,686	104.6	9,214	2,676	40.9
Noninterest expense	7,942	403	5.3	23,117	2,677	13.1

Income before income taxes	2,470	1,846	295.8	3,575	3,272	1,079.9
Income tax provision	821	724	746.4	961	1,246	(437.2)

Net income	1,649	1,122	212.9	2,614	2,026	344.6
Preferred stock dividend and accretion of discount	267	—	—	797	—	—

Net income available to common shareholders	$1,382	$1,122	431.5	$1,817	$2,026	(969.4)

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. Net interest income for the three months ended September 30, 2012 was $7.1 million, an increase of $452 thousand or 6.8% when compared to net interest income of $6.6 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net interest income was $20.3 million, a decrease of $175 thousand or 0.9% when compared to net interest income of $20.4 million for the same period in 2011.

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

Interest income decreased $438 thousand or 4.8% for the three months ended September 30, 2012 compared to the same three months of 2011. Interest income decreased $2.6 million or 9.1% for the nine months ended September 30, 2012 compared to the same nine months in 2011. The decreases for the three and nine months ended September 30, 2012 are due to the decreases in the rates earned on our average earning assets and a decrease in the volume of these earning assets. The tax-equivalent yield on average earning assets decreased 15 basis points for the quarter ended September 30, 2012 to 4.09% from 4.24% for the same period in 2011. For the first nine months of 2012, the yield on average earning assets, on a tax-equivalent basis, decreased 35 basis points to 4.11% compared to 4.46% for the nine months ended September 30, 2011. Management attributes the decrease in the yield on our earning assets to the continued low level of market interest rates and the decline in volume of higher yielding loans which were replaced by lower yielding securities. Yields on our taxable securities decreased approximately 31 and 54 basis points for the three- and nine-month periods ending September 30, 2012, respectively, as compared to the same periods last year as securities sold, called or matured have been replaced with lower yielding securities.

Our average cost of funds during the third quarter of 2012 was 0.95%, a decrease of 44 basis points when compared to 1.39% for the third quarter of 2011. Average rates paid on bank certificates of deposit decreased 25 basis points from 1.77% for the quarter ended September 30, 2011 to 1.52% for the quarter ended September 30, 2012, while our average cost of borrowed funds decreased 94 basis points during the third quarter of 2012 compared to the same period in 2011. Total interest expense decreased $890 thousand or 34.7% during the third quarter of 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities. For the nine months ended September 30, 2012, our cost of funds was 1.03%, a decrease of 40 basis points when compared to 1.43% for the same period in 2011. Average rates paid on bank certificates of deposit decreased 27 basis points from 1.84% to 1.57% for the first nine months of 2012, while our cost of borrowed funds decreased 80 basis points compared to the same period a year ago. Total interest expense decreased $2.4 million or 30.5% during the nine months of 2012 compared to the same period in 2011, primarily the result of decreased market rates paid on these liabilities. The volume of average interest-bearing liabilities decreased approximately $25.7 million for the nine months of 2012 compared with the same period in 2011.

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

Our annualized net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2012 was 3.32% compared to 3.06% in the third quarter of 2011, while our net interest spread increased 29 basis points during the same period. For the nine months ended September 30, 2012, our net interest margin, on a tax-equivalent basis, was 3.26% compared to 3.24% in the first nine months of 2011 while our net interest spread increased 5 basis points.

Average interest-bearing liabilities, as a percentage of interest-earning assets, for the quarters ended September 30, 2012 and 2011 were 81.5% and 84.6%, respectively. For the nine months ended September 30, 2012, average interest-bearing liabilities as a percentage of interest-earning assets were 83.0% compared to 85.6% for the nine months ended September 30, 2011.

Average Consolidated Balance Sheets and Net Interest Analysis Fully on Tax-Equivalent Basis

	For the three months ended
	September 30, 2012			September 30, 2011
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$509,124	5.25%	$6,741	$522,486	5.39%	$7,096
Taxable securities	305,467	2.28%	1,758	302,011	2.59%	1,970
Non-taxable securities (2)	34,517	4.28%	373	10,863	5.87%	161
Other investments	11,189	0.21%	6	29,147	0.23%	17

Total interest-earning assets	860,297	4.09%	$8,878	864,507	4.24%	$9,244
Cash and due from banks	13,259			14,775
Bank premises and equipment, net	26,024			26,343
Other assets	37,852			35,385

Total assets	$937,432			$941,010

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$640,500	0.93%	$1,498	$690,380	1.35%	$2,347
Short-term borrowings	43,561	0.95%	104	14,287	2.03%	73
Long-term obligations	17,173	1.71%	74	26,978	2.15%	146

Total interest-bearing liabilities	701,234	0.95%	1,676	731,645	1.39%	2,566
Non-interest-bearing deposits	146,369			121,741
Other liabilities	5,527			5,288
Shareholders’ equity	84,302			82,336

Total liabilities and Shareholders’ equity	$937,432			$941,010

Net interest income and net interest margin (FTE) (3)		3.32%	$7,202		3.06%	$6,678

Interest rate spread (FTE) (4)		3.14%			2.85%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $127 thousand and $55 thousand for periods ended September 30, 2012 and 2011, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

	For the nine months ended
	September 30, 2012			September 30, 2011
	Average Balance	Yield/ Rate(5)	Income/ Expense	Average Balance	Yield/ Rate(5)	Income/ Expense
	(Dollars in thousands)
Assets
Loans—net (1)	$493,066	5.29%	$19,514	$533,250	5.46%	$21,782
Taxable securities	313,734	2.32%	5,439	285,005	2.86%	6,088
Non-taxable securities (2)	33,374	4.43%	1,106	11,681	6.09%	532
Other investments	6,947	0.23%	12	21,876	0.23%	38

Total interest-earning assets	847,121	4.11%	$26,071	851,812	4.46%	$28,440
Cash and due from banks	13,240			13,423
Bank premises and equipment, net	26,208			26,596
Other assets	39,079			35,363

Total assets	$925,648			$927,194

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$645,980	1.01%	$4,885	$684,901	1.39%	$7,137
Short-term borrowings	37,566	1.00%	280	15,056	1.91%	215
Long-term obligations	19,748	1.82%	269	29,075	2.17%	471

Total interest-bearing liabilities	703,294	1.03%	5,434	729,032	1.43%	7,823
Non-interest-bearing deposits	134,250			111,563
Other liabilities	5,591			5,5526
Shareholders’ equity	82,513			81,073

Total liabilities and Shareholders’ equity	$925,648			$927,194

Net interest income and net interest margin (FTE) (3)		3.26%	$20,637		3.24%	$20,617

Interest rate spread (FTE) (4)		3.08%			3.03%

(1)	Average loans include non-accruing loans, net of allowance for loan losses and loans held for sale.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $376 thousand and $181 thousand for periods ended September 30, 2012 and 2011, respectively.
(3)	Net interest margin is computed by dividing net interest income by average total earning assets.
(4)	Interest rate spread equals the average yield on total earning assets minus the average rate paid on total interest-bearing liabilities.
(5)	Annualized

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

Change in Interest Income and Expense on Tax Equivalent Basis

For the three months ended September 30, 2012 compared to 2011

Increase (Decrease) in interest income and expense due to changes in:

	2012 compared to 2011
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$(179)	$(176)	$(355)
Taxable securities	21	(233)	(212)
Non-taxable securities (2)	303	(89)	214
Other investments	(10)	(1)	(11)

Interest income	135	(499)	(364)
Interest-bearing deposits	(143)	(706)	(849)
Short-term borrowings	110	(79)	31
Long-term obligations	(48)	(24)	(72)

Interest expense	(81)	(809)	(890)

Net interest income	$216	$310	$526

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $127 thousand and $55 thousand for periods ended September 30, 2012 and 2011, respectively.

For the nine months ended September 30, 2012 compared to 2011

Increase (Decrease) in interest income and expense due to changes in:

	2012 compared to 2011
	Volume(1)	Rate(1)	Net
	(Dollars in thousands)
Loans	$(1,616)	$(652)	$(2,268)
Taxable securities	556	(1,205)	(649)
Non-taxable securities (2)	853	(279)	574
Other investments	(26)	—	(26)

Interest income	(233)	(2,136)	(2,369)
Interest-bearing deposits	(350)	(1,902)	(2,252)
Short-term borrowings	245	(180)	65
Long-term obligations	(139)	(62)	(201)

Interest expense	(244)	(2,144)	(2,389)

Net interest income	$11	$8	$19

(1)	The combined rate/volume variance for each category has been allocated equally between rate and volume variances.
(2)	Yields on tax-exempt investments have been adjusted to a fully taxable-equivalent basis (FTE) using the federal income tax rate of 34%. The taxable-equivalent adjustments were $376 thousand and $181 thousand for periods ended September 30, 2012 and 2011, respectively.

Provision for Loan Losses

The provision for loan losses charged to operations during the three and nine months ended September 30, 2012 was $1.9 million and $2.8 million, respectively. The provision for loan losses charged to operations during the three and nine months ended September 30, 2011 was $1.0 million and $6.2 million, respectively. The increase for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 is primarily due to changes made during the third quarter of 2011 in the allowance model related to years to impairment that decreased the provision required for the third quarter of 2011. The decrease for the nine-month period reflects reduced charge-off levels and adjustments for loan loss migrations within the portfolio as previously announced. The Bank had net charge-offs of $1.3 million for the quarter ended September 30, 2012 compared to net charge-offs of $4.3 million during the third quarter of 2011. For the nine-month periods ended September 30, 2012 and 2011, the Bank had net charge-offs of $3.5 million and $7.3 million, respectively. We use the results of our allowance for loan loss model to estimate the dollar amount of provision expense needed to maintain the adequacy of our allowance for loan losses. Our management analyzes the adequacy of the allowance on a monthly basis and adjustments to the provision expense are made as necessary. Additional information regarding our allowance for loan losses is contained in the discussion under the caption “Asset Quality.”

Noninterest Income

Noninterest income, principally charges and fees assessed for the use of our services, is a significant contributor to net income. The following table presents the components of noninterest income for the three- and nine-month periods ended September 30, 2012 and 2011.

	For the Three Months Ended September 30, 2012	Changes from the Prior Year		For the Nine Months Ended September 30, 2012	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$902	$66	7.9	$2,704	$275	11.3
Other service charges and fees	541	131	32.0	1,388	404	41.1
Mortgage origination fees	446	191	74.9	1,228	195	18.9
Net gain on sale of securities	3,220	2,222	222.6	3,544	1,662	88.3
Income from bank owned life insurance	101	27	36.5	304	82	36.9
Other operating income (expense)	44	49	(980.0)	46	58	(483.3)

Total noninterest income	$5,254	$2,686	104.6	$9,214	$2,676	40.9

Noninterest income increased $2.7 million or 104.6% to $5.3 million for the third quarter of this year compared to $2.6 million for the same period in 2011. For the nine months ended September 30, 2012 noninterest income increased $2.7 million or 40.9% to $9.2 million compared to $6.5 million for the same period in 2011. The increase in noninterest income in the third quarter of 2012 as compared to the same quarter of 2011 is primarily due to an increase in net gain on sale of securities of $2.2 million. The quarter and year to date increase in noninterest income is also primarily the result of an increase in net gain on the sale of securities of $1.7 million. The increase in net gain on sale of securities for the quarter and year to date is mainly the result of management’s decision to sell a large portion of securities in the third quarter to reposition and reduce price volatility of the security portfolio. Service charges on deposit accounts increased $66 thousand and $275 thousand, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 mainly due to an increase in cardholder fees. Other service charges and fees increased $32 thousand and $404 thousand, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. The primary reason for the increase is an increase in merchant processing fees. Mortgage loan origination fees increased $191 thousand and increased $195 thousand, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. Income from bank owned life insurance increased $27 thousand and increased $82 thousand, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to the Bank increasing the investment in bank owned life insurance late in 2011. Other operating income increased $49 thousand and increased $46 thousand, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 mainly due to an increase in small business investment company income.

Noninterest Expense

Noninterest expense increased 5.3% and 13.1%, respectively, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2012 and dollar and percentage changes from the prior year.

	For the Three Months Ended September 30, 2012	Changes from the Prior Year		For the Nine Months Ended September 30, 2012	Changes from the Prior Year
		Amount	%		Amount	%
	(Dollars in thousands)
Salaries	$2,922	$185	6.8	$8,706	$579	7.1
Retirement and other employee benefits	782	144	22.6	2,700	602	28.7
Occupancy	538	10	1.9	1,586	53	3.5
Equipment	587	37	6.7	1,780	158	9.7
Professional fees	271	31	12.9	833	51	6.5
Supplies	28	(21)	(42.9)	143	(35)	(19.7)
Telephone	170	(9)	(5.0)	552	15	2.8
FDIC deposit insurance	204	(32)	(13.6)	611	(152)	(19.9)
Other outside services	279	185	198.6	471	34	7.8
Data processing and related expenses	421	13	3.2	1,163	602	107.3
Net cost of real estate and repossessions acquired in settlement of loans	321	(324)	(50.2)	1,468	726	97.8
Other operating expenses	1,419	184	14.9	3,104	44	1.4

Total noninterest expenses	$7,942	$403	5.3	$23,117	$2,677	13.1

Salary expense for the three and nine months ended September 30, 2012 increased $185 thousand and $579 thousand, respectively, compared to the same prior year periods. During 2011, we continued to expand the Bank’s infrastructure to support asset growth as outlined in our five-year strategic plan and implemented several initiatives to improve our customer service delivery. While the following initiatives took place in 2011 their full impact was not reflected in the first nine months of 2011. A portion of the increase in salary expense can be attributed to the successful implementation of a fully staffed and functioning Customer Care Center that manages various communication channels and contact points for the customer. This allows customers to utilize phone, email, website and online banking to receive immediate responses to questions they have regarding their Bank accounts or other services offered by the Bank. The Customer Care Center is part of the Bank’s continued development of its Customer Experience strategy designed to focus on improving the experience customers have, whether it be interacting with a branch or the many “banking channels” offered to maintain their banking relationship with ECB. We also made staff additions to our Agriculture Lending business unit during 2011 as we continue to expand our presence and expertise to capture attractive lending opportunities within our eastern North Carolina footprint. Expansion of our Bank support infrastructure came in several forms during 2011, the Bank added additional staff in the areas of Information Technology, Risk Management, Asset Review, Human Resources, Training, Marketing and Special Assets. Also, the increase was related to stock based compensation expense which for the three and nine months ended September 30, 2012 increased $84 thousand and $73 thousand, respectively, compared to the same prior year periods. As of September 30, 2012, we had 249 full time equivalent employees and operated 25 full service banking offices, one loan production office and one mortgage loan origination office. As of September 30, 2011, we had 246 full time equivalent employees and operated 25 full service banking offices and one mortgage loan origination office.

Employee related benefits expense for the three and nine months ended September 30, 2012 increased $144 thousand and $602 thousand, respectively, compared to the same prior year periods. The increase is associated with the increase in salaries mentioned above and an increase in supplemental employee retirement plan expense, as a result of a change in the discount rate, during the nine month period.

Occupancy expense for the three and nine months ended September 30, 2012 increased $10 thousand and $53 thousand, respectively, compared to the same prior year periods. The increases are related to expenses associated with building repair and maintenance.

Equipment expense for the three and nine months ended September 30, 2012 increased $37 thousand and increased $158 thousand, respectively, compared to the same prior year periods. The increases are related to increases in equipment and software maintenance expenses.

Professional fees, which include consulting, audit and legal fees, increased $31 thousand for the three months ended September 30, 2012 compared to the same period of 2011, and increased $51 thousand when compared on a year to date basis to the prior year period. Consulting expense during the third quarter increased $7 thousand and, on a year to date basis, consulting expense decreased $17 thousand in 2012 when compared to the same period in 2011. Audit and accounting fees in the third quarter of 2012 decreased $19 thousand from the prior year period, and for the nine-month period ended September 30, 2012 audit fees decreased $9 thousand over the prior year nine-month period. Legal expense during the third quarter of 2012 increased $44 thousand and, on a year to date basis, legal expense increased $78 thousand in 2012 when compared to the same period in 2011.

FDIC deposit insurance expenses decreased $32 thousand for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. For the nine-month period ended September 30, 2012, FDIC deposit insurance expense decreased $152 thousand over the nine-month period ended September 30, 2011. The decrease for the nine-month periods was due to a change made by the FDIC in its assessment calculations.

Other outside services expense for the three and nine months ended September 30, 2012 increased $185 thousand and increased $34 thousand, respectively, compared to the same prior year periods. The increases for the periods are mainly attributable to merchandising related services.

Data processing services expense, which primarily consist of check and deposit item processing, nightly update of loan, deposit and general ledger balances, ATM/ EFT network management and On-line Banking, for the three months ended September 30, 2012 was $421 thousand compared to $408 thousand for the three months ended September 30, 2011. Data processing services expense for the nine months ended September 30, 2012 was $1.2 million compared to $0.6 million for the nine months ended September 30, 2011. In May of 2011, the Bank outsourced all of its core bank data processing under agreement with InfoTech Alliance Bank Services (“ITA”) using the FIS integrated HORIZON banking system. Prior to the core system conversion in May, the Bank only outsourced its item processing through ITA while maintaining an in-house core processing system, ATM/EFT network and On-line Banking package. During the nine month period ending September 30, 2011, $150 thousand of expense related to our On-line Banking was included in Other Outside Services. Also, $136 thousand of our ATM/EFT network management expenses was included in Other Operating Expense during the nine month period ending September 30, 2011. In addition, the Bank implemented a number of ancillary systems including an advanced data reporting interface, customer relationship management system, fraud monitoring system, teller system, and real-time online banking among others. These additional systems also added to the increase in data processing services expense in the three and nine month periods ending September 30, 2012 when compared to 2011.

Net cost of real estate and repossessions acquired in the settlement of loans expense for the nine months ended September 30, 2012 increased $726 thousand compared to the same prior year period. The increases are mainly attributable to impairments of real estate.

Income Taxes

Income tax expense for the three months ended September 30, 2012 was $821 thousand compared to $97 thousand for the three months ended September 30, 2011, resulting in effective tax rates of 33.2% and 15.5%, respectively. For the nine-month period ended September 30, 2012, there was an income tax expense of $961 thousand compared to an income tax benefit of $285 thousand for the same period of 2011, which resulted in effective tax rates of 26.9% and (94.1)%, respectively. The effective tax rate were higher for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to a smaller percentage of tax exempt income to taxable income during the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

Deferred tax assets are recognized for temporary deductible differences and operating loss and tax credit carryforwards. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence. Included in our analysis, which receives significant weight, is the 3-year cumulative loss test. The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period. If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary. As of September 30, 2012, the Company did not pass the cumulative loss test by $0.6 million. Management has evaluated, among other factors, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of September 30, 2012, our recorded net deferred tax asset was $6.7 million and at this time management has concluded that the net deferred tax asset is fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to realize the deferred tax asset in the future.

Financial Condition

Balance Sheet

Our total assets were $927.6 million at September 30, 2012, $921.3 million at December 31, 2011 and $923.7 million at September 30, 2011. For the twelve months ended September 30, 2012, our loans declined $4.7 million or 0.9% while our deposits declined by approximately $17.2 million or 2.2%. Year-over-year, our earning assets increased by $0.8 million. For the nine months ended September 30, 2012, our loans outstanding increased $20.4 million and deposits decreased by $18.2 million.

Loans

As of September 30, 2012, total loans were $516.9 million, up 4.1% from total loans of $496.5 million at December 31, 2011 and down 0.9% from total loans of $521.6 million at September 30, 2011. The decline in loans year-over-year ending September 30, 2012 can be attributed to continued weak economic conditions. Loans as of September 30, 2012 were up $20.4 million or 4.1% compared to December 31, 2011 which is mainly attributed to an increase of $11.7 in loans to finance agricultural production.

Asset Quality

At September 30, 2012, our allowance for loan losses as a percentage of loans was 2.20%, down from 2.34% at September 30, 2011 and 2.44% at December 31, 2011. The decrease can be attributable to a reduction in the CLD (Construction, land and Development) portfolio from $71.2 million to $65.7 million as of September 30, 2012. The largest portion of charge offs occurred in 2011 within the CLD portfolio with net charge offs in 2011 totaling $4.3 million versus just $1.5 million through September 30, 2012. Also, growth in loans during 2012 have been driven by an increase in loans to finance agriculture production which have 0% loss rates over the last two years. In evaluating the allowance for loan losses, we prepare an analysis of our current loan portfolio through the use of historical loss rates, homogeneous risk analysis grouping to include probabilities for loss in each group by risk grade, estimation of years to impairment in each homogeneous grouping, analysis of internal credit processes, past due loan portfolio performance and overall economic conditions, both regionally and nationally. The above mentioned combination of re-alignment of the loan portfolio away from a higher loss related segment to a lower loss history segment combined with lower net charge offs through September 30, 2012 resulted in a lower allowance for loan loss percentage of loans being required by our ALLL model.

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

Net charge-offs for the first nine months of 2012 totaled $3.5 million compared to net charge-offs of $7.3 million during the first nine months of 2011. The provision for loan losses charged to operations for the nine months ended September 30, 2012 and 2011 was $2.8 million and $6.2 million, respectively. The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2012 and 2011.

Analysis of Changes in Allowance for Loan Losses

	For the nine months Ended September 30,
	2012	2011
	(Dollars in thousands)
Total loans outstanding at end of period-gross	$516,934	$521,626

Average loans outstanding-gross	$501,842	$546,225

Allowance for loan losses at beginning of period	$12,092	$13,247
Loans charged off:
Real estate	(3,352)	(6,862)
Installment loans	(47)	(18)
Credit cards and related plans	(21)	(108)
Commercial and all other loans	(602)	(510)

Total charge-offs	(4,022)	(7,498)

Recoveries of loans previously charged off:
Real estate	405	59
Installment loans	13	4
Credit cards and related plans	4	1
Commercial and all other loans	110	170

Total recoveries	532	234

Net charge offs	(3,490)	(7,264)

Provision for loan losses	2,783	6,231

Allowance for loan losses at end of period	$11,385	$12,214

	For the nine months Ended September 30,
	2012	2011
Ratios
Annualized net charge-offs to average loans during the period	0.93%	1.77%
Allowance for loan losses to loans at period end	2.20%	2.34%
Allowance for loan losses to nonperforming loans at period end	39.0%	42.7%
Allowance for loan losses to impaired loans at period end	34.8%	38.7%

The ratio of annualized net charge-offs to average loans decreased to 0.93% at September 30, 2012 from 1.77% at September 30, 2011 mainly due to an decrease in real estate related charge-offs. The decrease in the allowance for loan losses to loans to 2.20% at September 30, 2012 from 2.34% at September 30, 2011 reflects the decrease in our historical loss rate as our charge-offs have decreased during the most recent nine month ending September 30, 2012. The ratio of our allowance for loan losses to nonperforming loans decreased to 39.0% as of September 30, 2012 compared to 42.7% as of September 30, 2011.

This reduction in percent of reserve to non- performing loans resulted from a repositioning of our loan portfolio from CLD loans to Agricultural loans. This resulted in a general improvement of loan quality and a lower loan loss reserve that we felt was prudent based on our evaluation of the loan portfolio. The loan portfolio contracted over the twelve months ended September 30, 2012; however the agricultural segment of the portfolio grew. The agricultural segment of our loan portfolio has historically shown a very low charge off history versus other segments of credit in the portfolio. This growth in our strongest segment in the portfolio contributed to the lower percentage of reserve indicated for our general reserve allowance.

As we have indicated in past discussions we are constantly reviewing and analyzing our assumptions for qualitative calculations related to our general reserve calculations. In the course of these reviews during the last several quarters we have modified some of the time frames the model uses in estimating probable losses from the credit quality migration. In the second quarter of 2012 we made two adjustments to slightly shorten the loan loss migration periods which our model uses to estimate probable losses. These adjustments also had the effect of slightly reducing the general portion of reserves required in our loan loss reserve. In the third quarter of 2012 we made adjustments to slightly increase the loan loss migration periods in the commercial real estate classifications which our model uses to estimate probable losses. These adjustments were made due to slight increases in historical impairment data reflected in our loss migration history and had the effect of slightly increasing the general portion of reserves required in our loan loss reserve.

Construction, land and development (“CLD”) loans made up 12.7 % of the Bank’s loan portfolio as of September 30, 2012 down from 13.6% of the Bank’s loan portfolio as of September 30, 2011. This sector of the economy has been particularly impacted by declines in housing activity and has had a disproportionate impact on the Bank’s credit quality. The tables below show trends of CLD loans, along with ratios relating to their relative credit quality for September 30, 2012 and September 30, 2011.

	CLD Loans		All Other Loans		Total
	Balance	% of Total	Balance	% of Total	Loans
	(Dollars in thousands)
Balances at September 30, 2012	$65,707	12.7%	$451,227	87.3%	$516,934
Impaired loans	8,164	25.0%	24,545	75.0%	32,709
Allocated Reserves	3,512	41.9%	4,861	58.1%	8,373
YTD Net Charge-offs	1,478	42.3%	2,012	57.7%	3,490
Nonperforming loans (NPL)	7,080	24.3%	22,089	75.7%	29,169
NPL as % of loans	10.8%		4.9%		5.6%

While balances of CLD loans make up 12.7% of the Bank’s loan portfolio at September 30, 2012, they represent 25.0% and 41.9% of the Bank’s impaired loans and YTD net charge-offs, respectively. CLD loans represent 24.3% of the Bank’s nonperforming loans and 41.9% of the Bank’s allocated reserves are allocated to CLD loans.

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

Nonperforming Assets

The following table summarizes our nonperforming assets and past due loans at the dates indicated.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans	$18,025	$15,973

Loans past due 90 days or more still accruing	—	—

Restructured loans	11,144	9,596

Other real estate owned & repossessions	7,118	6,573

Other nonperforming assets (1)	1,427	1,427

Total	$37,714	$33,569

(1)	The other nonperforming asset of $1.4 million represents the movement of a foreclosed participation loan into a separate LLC for liability purposes. It is a single purpose LLC set up specifically by the lending group to handle the disposition of the property. Proper approvals for this arrangement had to be obtained in advance from the NC Commissioner of Banks.

Nonperforming assets consist of loans not accruing interest, loans past due ninety days and still accruing interest, restructured debt and real estate acquired in settlement of loans and other repossessed collateral. It is our policy to place loans on non-accrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest becomes doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful. Nonperforming assets were $37.7 million and $33.6 million, or 4.07% and 3.64% of total assets at September 30, 2012 and December 31, 2011, respectively. On September 30, 2012 and December 31, 2011 our nonperforming loans (consisting of non-accruing loans, loans past due ninety days and still accruing interest and restructured loans) amounted to approximately $29.2 million and $25.6 million, respectively. We had $7.1 million in other real estate owned and repossessions at September 30, 2012 compared to $6.6 million at December 31, 2011. We also had $1.4 million in other nonperforming assets at both September 30, 2012 and December 31, 2011 as described above.

Loans Considered Impaired

We review our nonperforming loans and other groups of loans based on loan size or other factors for impairment. At September 30, 2012, we had loans totaling $32.7 million (which includes $28.1 million in nonperforming loans) which were considered to be impaired compared to $31.3 million at December 31, 2011. As discussed under the caption “Asset Quality”, loans are considered impaired if, based on current information, circumstances or events, it is probable that the Bank will not collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. However, treating a loan as impaired does not necessarily mean that we expect to incur a loss on that loan, and our impaired loans include loans that currently are performing in accordance with their terms. For example, if we believe it is probable that a loan will be collected, but not according to its original agreed upon payment schedule, we may treat that loan as impaired even though we expect that the loan will be repaid or collected in full. As indicated in the table below, when we believe a loss is probable on a non-collateral dependent impaired loan, a portion of our reserve is allocated to that probable loss. If the loan is deemed to be collateral dependent, the principal balance is written down immediately to reflect the current market valuation based on a current independent appraisal.

The following table sets forth the number and volume of loans, net of previous charge-offs, that were considered impaired, and their associated reserve allocation, if any, at September 30, 2012. Twenty-six non-accrual loans with a total balance of approximately $956 thousand and three restructured loans with a balance of $109 thousand were not removed from their homogeneous group and individually analyzed for impairment because their individual loan balances were less than $100 thousand.

	Number of Loans	Loan Balances Outstanding	Allocated Reserves
	(Dollars in millions)
Non-accrual loans	42	$17.1	$0.5
Restructured loans	20	11.0	1.1

Total nonperforming loans	62	$28.1	$1.6

Other impaired loans with allocated reserves	8	2.6	0.1
Other impaired loans without allocated reserves	6	2.0	—

Total impaired loans	76	$32.7	$1.7

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

Our investment securities totaled $285.0 million at September 30, 2012, $339.5 million at December 31, 2011 and $327.1 million at September 30, 2011. Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

At September 30, 2012, the securities portfolio had unrealized net gains of approximately $4.6 million, which are reported in accumulated other comprehensive income on the consolidated statement of changes in shareholders’ equity, net of tax. Our securities portfolio at September 30, 2012 consisted of U.S. government sponsored agencies, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS), corporate bonds and municipal securities.

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. As of September 30, 2012, our aggregate amortized cost of securities we held from certain individual issuers exceeded 10% of our common shareholders’ equity. As of September 30, 2012 the amortized cost and market value of the securities from such issuers were as follows:

	Amortized Cost	Market Value
	(Dollars in thousands)
Federal National Mortgage Corporation	$69,801	$71,068
Federal Home Loan Mortgage Corporation	23,468	23,587
Government National Mortgage Association	9,952	10,071
Morgan Stanley	8,406	8,526
Small Business Administration	125,305	127,240

At September 30, 2012, we held $12.1 million in bank owned life insurance, compared to $11.8 million and $11.7 million at December 31, 2011 and September 30, 2011, respectively.

Deposits and Other Borrowings

Deposits

Deposits totaled $779.4 million as of September 30, 2012 compared to deposits of $797.6 million at December 31, 2011 and down 2.2% compared to deposits of $796.6 million at September 30, 2011. We attribute our deposit decline during the twelve months ended September 30, 2012 to allowing higher priced Time deposits to roll off while focusing on core transaction accounts. We believe that we can improve our core deposit funding by improving our branching network and providing more convenient opportunities for customers to bank with us.

Other Borrowings

Short-term borrowings include sweep accounts and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) having maturities of one year or less. Our short-term borrowings totaled $41.8 million at September 30, 2012, compared to $11.7 million on December 31, 2011, a net increase of $30.1 million.

The following table details the maturities and rates of our borrowings from the FHLB, as of September 30, 2012

Borrow Date	Type	Principal	Term	Rate	Maturity
		(Dollars in thousands)
March 12, 2008	Fixed rate	7,500	5 years	3.54	March 12, 2013
August 17, 2010	Fixed rate	3,000	4 years	1.49	August 18, 2014
August 17, 2010	Fixed rate	4,500	5 years	1.85	August 17, 2015
August 17, 2010	Fixed rate	2,500	6 years	2.21	August 17, 2016
August 20, 2010	Fixed rate	2,000	3 years	1.09	August 20, 2013
August 20, 2010	Fixed rate	3,000	4 years	1.48	August 20, 2014
August 20, 2010	Fixed rate	3,000	5 years	1.83	August 20, 2015
June 29, 2012	Fixed rate	7,000	1 year	0.38	June 28, 2013
September 10, 2012	Fixed rate	21,000	1 month	0.26	July 11, 2012

	Total Borrowings:	$53,500	Composite rate:	1.22%

Long-Term Obligations

Long-term obligations consist of advances from FHLB with maturities greater than one year. Our long-term borrowing from the FHLB totaled $16.0 million on September 30, 2012, compared to $25.5 million of FHLB advances on both December 31, 2011 and September 30, 2011. The decrease of $9.5 million in long-term FHLB advances as of September 30, 2012 from December 31, 2011 and September 30, 2011, is the result of FHLB advances being reclassified to short-term borrowings because the current time to maturity is less than a year.

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

We are a member of the FHLB. Membership, along with a blanket collateral commitment of our one-to-four family residential mortgage loan portfolio, as well as our commercial real estate loan portfolio, provided us the ability to draw up to $185.5 million, $184.3 million and $184.7 million of advances from the FHLB at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. At September 30, 2012, we had outstanding FHLB advances totaling $53.5 million compared to $34.5 million at December 31, 2011 and $35.5 million at September 30, 2011.

As a requirement for membership, we invest in stock of the FHLB in the amount of 1% of our outstanding residential loans or 5% of our outstanding advances from the FHLB, whichever is greater. That stock is pledged as collateral for any FHLB advances drawn by us. At September 30, 2012, we owned 41,501 shares of the FHLB’s $100 par value capital stock, compared to 34,558 and 37,675 shares at December 31, 2011 and September 30, 2011, respectively. No ready market exists for such stock, which is carried at cost.

We also had unsecured federal funds lines in the aggregate amount of $36.0 million available to us at September 30, 2012 under which we can borrow funds to meet short-term liquidity needs. At September 30, 2012, we had no borrowings outstanding under these federal funds lines. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). We believe that our liquidity sources are adequate to meet our operating needs.

Net cash provided by operations during the nine months ended September 30, 2012 totaled $8.7 million, compared to net cash provided by operations of $9.8 million for the same period in 2011. Net cash provided by investing activities was $31.5 million for the nine months ended September 30, 2012, as compared to net cash used by investing activities of $15.3 million for the same period in 2011. Net cash provided by financing activities was $1.7 million for the first nine months of 2012, compared to net cash provided of $2.6 million for the same period in 2011. Cash and cash equivalents at September 30, 2012 were $66.7 million compared to $17.2 million at September 30, 2011.

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

Capital Resources

Shareholders’ Equity

As of September 30, 2012, our total shareholders’ equity was $84.8 million (consisting of common shareholders’ equity of $67.2 million and preferred stock of $17.6 million) compared with total shareholders’ equity of $80.4 million as of December 31, 2011 (consisting of common shareholders’ equity of $62.9 million and preferred stock of $17.5 million). Common shareholders’ equity increased by approximately $4.3 million to $67.2 million at September 30, 2012 from $62.9 million at December 31, 2011. We generated net income of $2.6 million, experienced an increase in net unrealized gains on available-for-sale securities of $2.4 million, and stock based compensation of $73 thousand on incentive stock awards. During the first nine months of 2012, we declared dividends and recorded accretion of discount of $797 thousand on preferred shares.

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

Quantitative measures established by the FDIC to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (each as defined in the regulations). As a bank holding company, we also are subject, on a consolidated basis, to the capital adequacy guidelines of the Federal Reserve Board. The capital requirements of the Federal Reserve Board are similar to those of the FDIC governing the Bank. As of September 30, 2012, we and the Bank met all capital adequacy requirements to which we are subject.

As of September 30, 2012, we experienced a decrease in our risk-weighted capital ratios when compared to the periods ending September 30, 2011 and December 31, 2011. This decrease from the December 31, 2011 period is primarily due to an increase in risk-weighted assets for the September 30, 2012 period. The decrease from the September 30, 2011 period is primarily due to a decrease in Tier 1 capital for the September 30, 2012 period.

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

Our and the Bank’s actual capital ratios are presented in the following table:

	Ratio required to be well capitalized under prompt corrective action provisions		Minimum ratio required for capital adequacy purposes		Our Ratio	Bank’s Ratio
As of September 30, 2012:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.27%	8.27%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.36	12.36
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.62	13.62
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.25%	8.25%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.85	13.85
As of September 30, 2011:
Tier 1 Capital (to Average Assets)	≥	5.00%	≥	3.00%	8.34%	8.34%
Tier 1 Capital (to Risk Weighted Assets)	≥	6.00%	≥	4.00%	12.59	12.59
Total Capital (to Risk Weighted Assets)	≥	10.00%	≥	8.00%	13.85	13.85

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

We review our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. In connection with the above evaluation of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the quarterly period ended September 30, 2012, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECB BANCORP, INC. (Registrant)

Date: November 13, 2012	By:	/s/ A. Dwight Utz
A. Dwight Utz
(President & CEO)

Date: November 13, 2012	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
(Executive Vice President & CFO)

EXHIBIT INDEX

Exhibit Number	Description

2.01	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2012)

10.01	Employment Agreement by and among ECB Bancorp, Inc., The East Carolina Bank and A. Dwight Utz, dated as of September 20, 2012 (filed herewith)*

10.02	Employment Agreement by and among ECB Bancorp, Inc., The East Carolina Bank and Thomas M. Crowder, dated as of September 20, 2012 (filed herewith)*

10.03	Employment Agreement by and among ECB Bancorp, Inc., The East Carolina Bank and James J. Burson, dated as of September 20, 2012 (filed herewith)*

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Results of Operations, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.